Form 10-Q
period 2011-09-30
Alta Mesa Holdings, LP
filed 2011-11-14
CIK 1518403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2011
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
Registrant’s telephone number, including area code: 281-530-0991
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
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

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
ALTA MESA HOLDINGS, LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,572	$4,836
Accounts receivable, net	42,888	38,081
Other receivables	2,697	6,338
Prepaid expenses and other current assets	3,725	2,292
Derivative financial instruments	25,787	10,436

TOTAL CURRENT ASSETS	79,669	61,983

PROPERTY AND EQUIPMENT
Oil and natural gas properties, successful efforts method, net	555,357	442,880
Other property and equipment, net	16,029	13,384

TOTAL PROPERTY AND EQUIPMENT, NET	571,386	456,264

OTHER ASSETS
Investment in Partnership — cost	9,000	9,000
Deferred financing costs, net	12,898	13,552
Derivative financial instruments	24,106	14,165
Advances to operators	4,088	2,699
Deposits	1,896	576

TOTAL OTHER ASSETS	51,988	39,992

TOTAL ASSETS	$703,043	$558,239

LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$79,318	$87,255
Current portion, asset retirement obligations	3,418	1,617
Derivative financial instruments	1,959	3,092

TOTAL CURRENT LIABILITIES	84,695	91,964

LONG-TERM LIABILITIES
Asset retirement obligations	43,275	41,096
Long-term debt	471,971	371,276
Notes payable to founder	20,606	19,709
Derivative financial instruments	—	2,296
Other long-term liabilities	5,052	7,240

TOTAL LONG-TERM LIABILITIES	540,904	441,617

TOTAL LIABILITIES	625,599	533,581
COMMITMENTS AND CONTINGENCIES (NOTE 10)
PARTNERS’ CAPITAL	77,444	24,658

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$703,043	$558,239

See notes to consolidated financial statements.

ALTA MESA HOLDINGS, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
REVENUES
Natural gas	$40,250	$34,153	$114,362	$92,088
Oil	42,213	23,794	113,702	49,593
Natural gas liquids	3,000	2,001	8,900	3,944
Other revenues	600	380	1,366	787

	86,063	60,328	238,330	146,412
Unrealized gain — oil and natural gas derivative contracts	30,101	2,712	25,292	25,620

TOTAL REVENUES	116,164	63,040	263,622	172,032

EXPENSES
Lease and plant operating expense	16,267	12,149	44,639	29,581
Production and ad valorem taxes	5,728	4,015	15,198	8,413
Workover expense	4,413	1,569	8,391	4,858
Exploration expense	3,889	4,342	12,310	8,914
Depreciation, depletion, and amortization	23,756	17,853	66,187	39,975
Impairment expense	5,743	416	16,498	2,509
Accretion expense	484	517	1,430	932
Loss on sale of assets	—	87	—	87
General and administrative expenses	9,659	6,020	24,251	12,922

TOTAL EXPENSES	69,939	46,968	188,904	108,191

INCOME FROM OPERATIONS	46,225	16,072	74,718	63,841
OTHER INCOME (EXPENSE)
Interest expense	(6,779)	(5,946)	(23,102)	(14,675)
Interest income	21	6	35	11
Gain on contract settlement	—	—	1,285	—

TOTAL OTHER INCOME (EXPENSE)	(6,758)	(5,940)	(21,782)	(14,664)

INCOME BEFORE STATE INCOME TAXES	39,467	10,132	52,936	49,177
PROVISION FOR STATE INCOME TAXES	(75)	(2)	(150)	(2)

NET INCOME	$39,392	$10,130	$52,786	$49,175

See notes to consolidated financial statements.

ALTA MESA HOLDINGS, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$52,786	$49,175
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	66,187	39,975
Impairment expense	16,498	2,509
Accretion expense	1,430	932
(Gain) loss on sale of assets	—	87
Amortization of loan costs	2,243	1,473
Amortization of debt discount	195	—
Dry hole expense	6,452	292
Expired leases	93	—
Unrealized (gain) on derivatives	(28,721)	(26,603)
(Gain) on contract settlement	(1,285)	—
Interest converted into debt	897	890
Settlement of asset retirement obligation	(702)	(658)
Changes in assets and liabilities:
Accounts receivable	(4,807)	(1,376)
Other receivables	3,641	(1,271)
Prepaid expenses and other non-current assets	(4,142)	(7,445)
Accounts payable, accrued liabilities, and other long-term liabilities	4,641	(20,830)

NET CASH PROVIDED BY OPERATING ACTIVITIES	115,406	37,150

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property and equipment	(147,989)	(66,307)
Acquisitions	(66,592)	(101,359)

NET CASH USED IN INVESTING ACTIVITIES	(214,581)	(167,666)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	100,500	256,500
Repayments of long-term debt	—	(162,343)
Additions to deferred financing costs	(1,589)	(7,584)
Capital contributions	—	50,000
Capital distributions	—	(235)

NET CASH PROVIDED BY FINANCING ACTIVITIES	98,911	136,338

NET INCREASE (DECREASE) IN CASH	(264)	5,822
CASH AND CASH EQUIVALENTS, beginning of period	4,836	4,274

CASH AND CASH EQUIVALENTS, end of period	$4,572	$10,096

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$15,734	$14,204
Cash paid during the period for taxes	$—	$—
Change in property asset retirement obligations, net	$3,252	$(3)
Change in accruals or liabilities for capital expenditures	$(13,482)	$22,145
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
The consolidated financial statements included herein as of September 30, 2011, and for the nine month periods ended September 30, 2011 and 2010, are unaudited, and in the opinion of management, the information furnished reflects all material adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of consolidated financial position and of the results of operations for the interim periods presented. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Certain minor reclassifications of prior period consolidated financial statements have been made to conform to current reporting practices. The consolidated results of operations for interim periods are not necessarily indicative of results to be expected for a full year.
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
Organization: The consolidated financial statements presented herein are of Alta Mesa Holdings, LP and its (i) wholly-owned subsidiaries: Alta Mesa Finance Services Corp., Alta Mesa Eagle, LLC, Alta Mesa Acquisition Sub, LLC and its direct and indirect wholly-owned subsidiaries, Alta Mesa Energy, LLC, Aransas Resources, LP and its wholly-owned subsidiary ARI Development, LLC, Brayton Resources II, LP, Buckeye Production Company, LP, Galveston Bay Resources, LP, Louisiana Exploration & Acquisitions, LP and its wholly-owned subsidiary Louisiana Exploration & Acquisition Partnership, LLC, Navasota Resources, Ltd., LLP, Nueces Resources, LP, Oklahoma Energy Acquisitions, LP, Alta Mesa Drilling, LLC, Petro Acquisitions, LP, Petro Operating Company, LP, Texas Energy Acquisitions, LP, Virginia Oil and Gas, LLC and Alta Mesa Services, LP, and (ii) partially-owned subsidiaries: Brayton Resources, LP, and Orion Operating Company, LP.
Nature of Operations: We are engaged primarily in the acquisition, exploration, development, and production of oil and natural gas properties. Our properties are located primarily in Texas, Oklahoma, Louisiana, Florida and the Appalachian Region.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As of September 30, 2011, our significant accounting policies are consistent with those discussed in Note 2 of the consolidated financial statements for the fiscal year ended December 31, 2010.
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
Accounts Receivable, net: Our receivables arise from the sale of oil and natural gas to third parties and joint interest owner receivables for properties in which we serve as the operator. This concentration of customers may impact our overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions affecting the oil and gas industry. Accounts receivable are generally not collateralized. Accounts receivable are shown net of an allowance for doubtful accounts of $661,000 and $338,000 at September 30, 2011 and December 31, 2010, respectively.
Deferred Financing Costs: Deferred financing costs and the amount of discount at which notes payable have been issued (debt discount) are amortized using the straight-line method, which approximates the interest method, over the term of the related debt. For the three months ended September 30, 2011 and 2010, amortization of deferred financing costs included in interest expense amounted to $0.5 million and $0.8 million, respectively. For the nine months ended September 30, 2011 and 2010, amortization of deferred financing costs included in interest expense amounted to $2.2 million and $1.5 million, respectively. Deferred financing costs are listed among our long-term assets, net of accumulated amortization of $6.9 million and $4.7 million at September 30, 2011 and

December 31, 2010, respectively.
Financial Instruments: The fair value of cash, accounts receivable, other current assets, and current liabilities approximate book value due to their short-term nature. The estimate of fair value of long-term debt under our senior secured revolving credit facility is not considered to be materially different from carrying value due to market rates of interest. The fair value of the debt to our founder is not practicable to determine. We have estimated the fair value of our senior notes payable at $273 million and $291 million at September 30, 2011 and December 31, 2010, respectively. See Note 5 for further information on fair values of financial instruments. See Note 8 for information on long-term debt.
Recent Accounting Pronouncements
In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment.” ASU 2011-08 amends the guidance for testing goodwill for impairment. Previously, goodwill was required to be tested at least annually, by comparing the fair value of a reporting unit with its carrying value, including goodwill. If the carrying value exceeded the fair value, a second test would be performed to measure the impairment loss, if any. Under the new guidance, testing of goodwill is not prescribed annually, but rather, when events and circumstances make it more likely than not that the carrying value of a reporting unit exceeds its fair value. This is known as a qualitative evaluation. If the qualitative evaluation indicates a possible loss is more likely than not, the two-step test is to be performed. ASU 2011-08 provides new examples of events and circumstances which could affect such a qualitative evaluation. The new guidance is effective for fiscal years beginning after December 15, 2011. Early adoption is permitted. We do not expect adoption of the guidance to have a material impact on our consolidated financial position or results of operations.
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
Sydson Acquisition
On April 21, 2011, we purchased from Sydson Energy and certain of its related parties (together, “Sydson” and the “Sydson acquisition”) certain oil and natural gas assets primarily located in Texas and South Louisiana in which we had jointly participated with Sydson. The purchase price was $27.5 million in cash (a total cost of $28.4 million including abandonment liabilities we assumed). Total net proved reserves acquired are estimated to be 800 MBOE (5 Bcfe), 45% of which is oil. By virtue of this acquisition, we increased our after payout net revenue interest in the Eagle Ford Shale by over 50% at the time of the acquisition. Funding for the acquisition was provided through our credit facility. In addition, litigation associated with a portion of the assets purchased was resolved as a result of the transaction.

TODD Acquisition
On June 17, 2011, we purchased from Texas Oil Distribution & Development, Inc. and Matrix Petroleum LLC and certain other parties (together, “TODD” and the “TODD acquisition”) certain oil and natural gas assets primarily located in Texas and South Louisiana in which we had jointly participated with TODD. The purchase price was $22.5 million in cash (a total cost of $23.4 million including abandonment liabilities we assumed). Total net proved reserves acquired are estimated to be 700 MBOE (4 Bcfe), 36% of which is oil. By virtue of this acquisition, we increased our after payout net revenue interest in the Eagle Ford Shale by an additional 15% at the time of the acquisition. Funding for the acquisition was provided through our credit facility. In addition, litigation associated with TODD was resolved as a result of the transaction.
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
The revenue and earnings related to the Meridian, Sydson, and TODD acquisitions are included in our consolidated statement of income for the nine months ended September 30, 2011. The revenue and earnings related to the Meridian acquisition are also included in our consolidated statement of income for the nine months ended September 30, 2010. Revenue and earnings, had the acquisitions occurred on January 1, 2010, are provided below. This unaudited pro forma information has been derived from historical information and is for illustrative purposes only. The unaudited pro forma financial information does not attempt to predict or suggest future results. It also does not necessarily reflect what the historical results of the combined company would have been had the companies been combined during these periods.

	(Unaudited)
	Revenue	Income
	(dollars in thousands)
Actual results of Meridian included in our statement of income for the nine months ended September 30, 2011	$98,949	$49,803
Actual results of Sydson included in our statement of income for the period April 21, 2011 through September 30, 2011	$4,521	$1,904
Actual results of TODD included in our statement of income for the period June 17, 2011 through September 30, 2011	$1,518	$119
Pro forma results for the combined entity for the nine months ended September 30, 2011	$266,816	$54,995
Pro forma results for the combined entity for the nine months ended September 30, 2010	$208,004	$52,222

4. PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

	September 30,	December 31,
	2011	2010
	(unaudited)
	(dollars in thousands)
OIL AND NATURAL GAS PROPERTIES
Unproved properties	$36,923	$12,020
Accumulated impairment	(5,246)	(2,686)

Unproved properties, net	31,677	9,334

Proved oil and natural gas properties	876,286	707,364
Accumulated depreciation, depletion, amortization and impairment	(352,606)	(273,818)

Proved oil and natural gas properties, net	523,680	433,546

TOTAL OIL AND NATURAL GAS PROPERTIES, net	555,357	442,880

LAND	1,185	1,185

DRILLING RIG	10,500	10,500
Accumulated depreciation	(969)	(444)

TOTAL DRILLING RIG, net	9,531	10,056

OTHER PROPERTY AND EQUIPMENT
Office furniture and equipment, vehicles	6,393	3,844
Accumulated depreciation	(1,080)	(1,701)

OTHER PROPERTY AND EQUIPMENT, net	5,313	2,143

TOTAL PROPERTY AND EQUIPMENT, net	$571,386	$456,264

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
Our senior notes are carried at historical cost, net of amortized discount; we estimate the fair value of the senior notes for disclosure purposes (see Note 2). This estimation is based on the most recent trading values of the notes at or near the reporting dates.
Oil and natural gas properties are subject to impairment testing and potential impairment write down. Oil and gas properties with a carrying amount of $31.8 million were written down to their fair value of $15.3 million, resulting in an impairment charge of $16.5 million for the nine months ended September 30, 2011. Oil and gas properties with a carrying amount of $7.3 million were written down to their fair value of $4.8 million, resulting in an impairment charge of $2.5 million for the nine months ended September 30, 2010. For the three months ended September 30, 2011, oil and gas properties with a carrying amount of $7.4 million were written down to their fair value of $1.7 million, resulting in an impairment charge of $5.7 million, and for the three months ended September 30, 2010, oil and gas properties with a carrying amount of $2.9 million were written down to their fair value of $2.5 million, resulting in an impairment charge of $0.4 million. Significant Level 3 assumptions used in the calculation of estimated discounted cash flows in the impairment analysis included our estimate of future oil and natural gas prices, production costs, development expenditures, estimated timing of production of proved reserves, appropriate risk-adjusted discount rates, and other relevant data.
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

New additions to asset retirement obligations result from estimations for new properties, and fair values for them are categorized as Level 3. Such estimations are based on present value techniques which utilize company-specific information for such inputs as cost and timing of plug and abandonment of wells and facilities. We recorded $3.3 million and $34.6 million in additions to asset retirement obligations measured at fair value during the nine months ended September 30, 2011 and 2010, respectively. The significant additions in 2010 were the result of the purchase of Meridian.
The following table presents information about our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
At September 30, 2011 (unaudited):
Financial Assets:
Derivative contracts for oil and natural gas	$—	$93,586	$—	$93,586
Financial Liabilities:
Derivative contracts for oil and natural gas	—	43,693	—	43,693
Derivative contracts for interest rate	—	1,959	—	1,959
At December 31, 2010:
Financial Assets:
Derivative contracts for oil and natural gas	$—	$61,623	$—	$61,623
Financial Liabilities:
Derivative contracts for oil and natural gas	—	37,022	—	37,022
Derivative contracts for interest rate	—	5,388	—	5,388
The amounts above are presented on a gross basis; presentation on our consolidated balance sheets utilizes netting of assets and liabilities with the same counterparty where master netting agreements are in place. For additional information on derivative contracts, see Note 6.
6. DERIVATIVE FINANCIAL INSTRUMENTS
We account for our derivative contracts under the provisions of ASC 815, “Derivatives and Hedging.” We have entered into forward-swap contracts and collar contracts to reduce our exposure to price risk in the spot market for oil and natural gas. We also utilize financial basis swap contracts, which address the price differential between market-wide benchmark prices and other benchmark pricing referenced in certain of our crude oil and natural gas sales contracts. Substantially all of our hedging agreements are executed by affiliates of the lenders under the credit facility described in Note 8 below, and are collateralized by the security interests of the respective affiliated lenders in certain of our assets under the credit facility. The contracts settle monthly and are scheduled to coincide with either oil production equivalent to barrels (Bbl) per month or gas production equivalent to volumes in millions of British thermal units (MMbtu) per month. The contracts represent agreements between us and the counter-parties to exchange cash based on a designated price. Prices are referenced to the natural gas spot market benchmark price at the Houston Ship Channel or NYMEX indices. Cash settlement occurs monthly based on the specified price benchmark. We have not designated any of our derivative contracts as fair value or cash flow hedges; accordingly we use mark-to-market accounting, recognizing unrealized gains and losses in the statement of operations at each reporting date. Realized gains and losses on commodities hedging contracts are included in oil and natural gas revenues.
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
The second table below provides information on the location and amounts of realized and unrealized gains and losses on derivatives included in the consolidated statements of income for each of the three month and nine month periods ended September 30, 2011 and 2010.

The following table summarizes the fair value (see Note 5 for further discussion of fair value) and classification of our derivative instruments, none of which have been designated as hedging instruments under ASC 815:

Fair Values of Derivative Contracts
	Balance Sheet Location at September 30, 2011
	Current asset	Current liability	Long-term asset	Long-term liability
	portion of	portion of	portion of	portion of
	Derivative	Derivative	Derivative	Derivative
	financial	financial	financial	financial
	instruments	instruments	instruments	instruments
		(unaudited)
		(dollars in thousands)
Fair value of oil and gas commodity contracts, assets	$46,514	$—	$47,072	$—
Fair value of oil and gas commodity contracts, (liabilities)	(20,727)	—	(22,966)	—
Fair value of interest rate contracts, (liabilities)	—	(1,959)	—	—

Total net assets, (liabilities)	$25,787	$(1,959)	$24,106	$—

Fair Values of Derivative Contracts
	Balance Sheet Location at December 31, 2010
	Current asset	Current liability	Long-term asset	Long-term liability
	portion of	portion of	portion of	portion of
	Derivative	Derivative	Derivative	Derivative
	financial	financial	financial	financial
	instruments	instruments	instruments	instruments
	(dollars in thousands)
Fair value of oil and gas commodity contracts, assets	$27,118	$—	$34,505	$—
Fair value of oil and gas commodity contracts, (liabilities)	(16,682)	—	(20,340)	—
Fair value of interest rate contracts, (liabilities)	—	(3,092)	—	(2,296)

Total net assets, (liabilities)	$10,436	$(3,092)	$14,165	$(2,296)

Commodity contracts are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets. This netting can cause derivative assets to be ultimately presented in a (liability) account on the consolidated balance sheets. Likewise, derivative (liabilities) could be presented in an asset account.
The following table summarizes the effect of our derivative instruments in the consolidated statements of operations:

Derivatives not
designated as hedging			For the three months ended		For the nine months ended
instruments under ASC	Location of Gain	Classification of	September 30,		September 30,
815	(Loss)	Gain (Loss)	2011	2010	2011	2010
				(unaudited)
				(dollars in thousands)
Natural gas commodity contracts	Natural gas revenues	Realized	$5,986	$7,003	$16,897	$16,204
Oil commodity contracts	Oil revenues	Realized	162	273	(3,756)	549
Interest rate contracts	Interest benefit (expense)	Realized	76	(1,384)	2,004	(3,436)

Total realized gains (losses) from derivatives not designated as hedges			$6,224	$5,892	$15,145	$13,317

Natural gas commodity contracts	Unrealized gain (loss) — oil and natural gas derivative contracts	Unrealized	$7,724	$8,562	$6,425	$23,858
Oil commodity contracts	Unrealized gain (loss) — oil and natural gasderivative contracts	Unrealized	22,377	(5,850)	18,867	1,762
Interest rate contracts	Interest benefit (expense)	Unrealized	2,921	580	3,429	983

Total unrealized gains (losses) from derivatives not designated as hedges			$33,022	$3,292	$28,721	$26,603

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

We had the following open derivative contracts for natural gas at September 30, 2011 (unaudited):
NATURAL GAS DERIVATIVE CONTRACTS

	Volume in	Weighted	Range
Period and Type of Contract	MMbtu	Average	High	Low
2011
Price Swap Contracts	5,815,000	$5.63	$8.83	$4.44
Collar Contracts
Short Call Options	6,760,000	5.67	7.05	5.40
Long Put Options	3,060,000	6.05	6.30	5.75
Long Call Options	600,000	7.45	7.45	7.45
Short Put Options	1,480,000	3.86	4.00	3.65
2012
Price Swap Contracts	7,525,000	6.17	8.83	5.00
Collar Contracts
Short Call Options	7,560,000	5.76	6.00	5.50
Long Put Options	4,350,000	5.93	6.75	5.50
Long Call Options	3,660,000	5.00	5.00	5.00
Short Put Options	9,810,000	4.10	4.50	4.00
2013
Price Swap Contracts	6,650,000	6.18	9.15	5.35
Collar Contracts
Short Call Options	1,500,000	6.50	6.50	6.50
Long Put Options	1,500,000	6.09	6.15	6.00
Short Put Options	900,000	5.00	5.00	5.00
2014
Price Swap Contracts	3,125,000	6.27	7.50	5.60
Collar Contracts
Short Call Options	3,475,000	7.05	9.00	6.00
Long Put Options	1,650,000	6.73	7.00	6.00
Short Put Options	1,200,000	5.50	5.50	5.50
2015
Price Swap Contracts	1,825,000	5.91	5.91	5.91
2016
Collar Contracts
Short Call Options	455,000	7.50	7.50	7.50
Long Put Options	455,000	5.50	5.50	5.50
Short Put Options	455,000	4.00	4.00	4.00
We had the following open derivative contracts for crude oil at September 30, 2011 (unaudited):
OIL DERIVATIVE CONTRACTS

		Weighted	Range
Period and Type of Contract	Volume in Bbls	Average	High	Low
2011
Price Swap Contracts	184,000	$82.13	$103.20	$67.50
Collar Contracts
Short Call Options	419,900	101.01	110.00	82.25
Long Put Options	317,400	86.67	100.00	75.00
Long Call Options	162,300	81.60	85.00	75.00
Short Put Options	402,592	66.42	89.85	55.00
2012
Price Swap Contracts	36,600	80.20	80.20	80.20
Collar Contracts
Short Call Options	1,171,008	121.29	132.00	100.00
Long Put Options	1,190,618	100.32	105.00	70.00
Long Call Options	228,600	103.79	123.50	90.20
Short Put Options	1,311,008	79.34	85.00	60.00

		Weighted	Range
Period and Type of Contract	Volume in Bbls	Average	High	Low
2013
Price Swap Contracts	136,500	84.35	94.74	77.00
Collar Contracts
Short Call Options	527,435	113.38	127.00	90.00
Long Put Options	351,500	81.95	90.00	80.00
Long Call Options	82,500	79.00	79.00	79.00
Short Put Options	434,000	61.58	70.00	60.00
2014
Price Swap Contracts	127,300	87.63	91.05	81.00
Collar Contracts
Short Call Options	273,750	125.70	133.50	107.50
Long Put Options	488,450	85.33	90.00	80.00
Short Put Options	488,450	65.33	70.00	60.00
2015
Collar Contracts
Short Call Options	246,350	125.12	135.98	116.40
Long Put Options	319,350	87.57	90.00	85.00
Short Put Options	319,350	66.86	70.00	60.00
2016
Collar Contracts
Short Call Options	36,400	130.00	130.00	130.00
Long Put Options	36,400	95.00	95.00	95.00
Short Put Options	36,400	75.00	75.00	75.00
In those instances where contracts are identical as to time period, volume and strike price, but opposite as to direction (long and short), the volumes and average prices have been netted in the two tables above. In some instances our counterparties in the offsetting contracts are not the same, and may have different credit ratings.
We had the following open financial basis swap contracts for gas at September 30, 2011 (unaudited):

Volume in MMbtu	Reference Price	Period	Spread ($ per MMbtu)
600,000	Houston Ship Channel	Oct ’11 — Dec ’11	(0.2000)
600,000	Houston Ship Channel	Oct ’11 — Dec ’11	(0.1600)
230,000	Houston Ship Channel	Oct ’11 — Dec ’11	(0.0850)
690,000	Houston Ship Channel	Oct ’11 — Dec ’11	(0.1550)
1,830,000	Houston Ship Channel	Jan ’12 — Dec ’12	(0.1575)
920,000	Houston Ship Channel	Oct ’11 — Dec ’11	(0.1150)
3,660,000	Houston Ship Channel	Jan ’12 — Dec ’12	(0.1400)
We had the following open financial basis swap contract for oil at September 30, 2011 (unaudited):

Volume in BBL	Reference Price	Period	Spread ($ per MMbtu)
46,000	Argus Louisiana Light Sweet Crude	Oct ’11 — Dec ’11	19.40
We had the following open interest rate swap contracts at September 30, 2011 (unaudited):
Interest Rate Swaps

Term	Principal Amount	Interest Rate (1)
	(dollars in thousands)
Floating to Fixed Rate Swaps:
October 2011 — August 2012	$50,000	4.95%
October 2011 — October 2011	$25,000	3.21%

(1)	The floating rate is the three-month LIBOR rate.

7. ASSET RETIREMENT OBLIGATIONS
A summary of the changes in asset retirement obligations is included in the table below (unaudited, dollars in thousands):

Balance, December 31, 2010	$42,713
Liabilities incurred	445
Liabilities assumed with acquired producing properties	2,807
Liabilities settled	(702)
Accretion expense	1,430

Balance, September 30, 2011	46,693
Less: Current portion	3,418

$43,275

8. LONG-TERM DEBT AND NOTES PAYABLE TO FOUNDER
Long-term debt consists of the following:

	September 30,	December 31,
	2011	2010
	(unaudited)
	(dollars in thousands)
Senior Debt — On November 13, 2008, we entered into a Fifth Amended and Restated Credit Agreement with a group of banks, which was replaced by the Sixth Amended and Restated Credit Agreement on May 13, 2010, as amended (“credit facility”). The credit facility matures on May 23, 2016 and is secured by substantially all of our oil and gas properties. The credit facility borrowing base is redetermined periodically and, as of September 30, 2011, the borrowing base under the facility was $260 million. As of November 7, 2011, the borrowing base was increased to $325 million. The credit facility bears interest at LIBOR plus applicable margins between 2.00% and 2.75% or a “Reference Rate,” which is based on the prime rate of Wells Fargo Bank, N. A., plus a margin ranging from 1.00% to 1.75%, depending on the utilization of our borrowing base. The rate was 2.615% as of September 30, 2011 and 2.875% as of December 31, 2010.
	$173,790	$73,290
Senior Notes Payable — On October 13, 2010, we issued notes due October 15, 2018 with a face value of $300 million, at a discount of $2.1 million. The senior notes carry a face interest rate of 9 5/8%, with an effective rate of 9 3/4%; interest is payable semi-annually each April 15th and October 15th. The senior notes are secured by general corporate credit, and effectively rank junior to any of our existing or future secured indebtedness, which includes the credit facility. The senior notes are unconditionally guaranteed on a senior unsecured basis by each of our material subsidiaries. The balance is presented net of unamortized discount of $1.8 million and $2.0 million at September 30, 2011 and December 31, 2010, respectively.
	298,181	297,986

Total long-term debt	$471,971	$371,276

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
The credit facility and senior notes include covenants requiring us to maintain certain financial covenants including a current ratio, leverage ratio, and interest coverage ratio. At September 30, 2011, we were in compliance with the covenants. The terms of the credit facility also restrict our ability to make distributions and investments.
In addition, we have notes payable to our founder which bear simple interest at 10% with a balance of $20.6 million and $19.7 million at September 30, 2011 and December 31, 2010, respectively. The notes mature December 31, 2018. Interest and principal are payable at maturity. The notes are subordinate to all debt. Interest on the notes payable to our founder amounted to $897,000 and $890,000 for the nine months ended September 30, 2011 and 2010, respectively, and $297,000 and $300,000 for the three months ended September 30, 2011 and 2010, respectively. Such amounts have been added to the balance of the notes.

9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
The following provides the detail of accounts payable and accrued liabilities:

	September 30,	December 31,
	2011	2010
	(unaudited)
	(dollars in thousands)
Capital expenditures	$26,111	$22,743
Revenues and royalties payable	4,163	5,962
Operating expenses/taxes	30,070	18,220
Compensation	2,431	2,591
Liability related to drilling rig	—	9,785
Other	2,313	1,775

Total accrued liabilities	65,088	61,076
Accounts payable	14,230	26,179

Accounts payable and accrued liabilities	$79,318	$87,255

The following provides the detail of other long-term liabilities:

	September 30,	December 31,
	2011	2010
	(unaudited)
	(dollars in thousands)
Acquisition obligation	$435	$411
Remediation liability	978	943
Other	3,639	5,886

Total other long-term liabilities	$5,052	$7,240

10. COMMITMENTS AND CONTINGENCIES
Contingencies
Deep Bossier litigation: On July 23, 2009, we made a payment of $25.5 million and took assignment of substantially all working interests that had been held by Chesapeake Energy Corporation in an approximate 50,000 acre area of Leon and Robertson Counties, Texas in the Deep Bossier play. We had exercised our preferential right to purchase these interests from Gastar Exploration Ltd. in late 2005, but Gastar and Chesapeake had opposed this and Chesapeake took record title until we finally and conclusively prevailed, and in 2008 a Texas court of appeals directed that specific performance take place. In early 2009, the Texas Supreme Court denied the defendants’ request to hear the appeal. As a result, we were able to take working interests in over 30 producing wells and participate in further development of the area, primarily with EnCana, but also with Gastar. A subsequent payment to EnCana of $15.2 million plus purchase accounting adjustments of $3.8 million brought the total cost of the acquisition to $44.5 million. While the ownership of these interests has been decided by the courts, we are pursuing other claims against Chesapeake; Chesapeake is claiming an additional $36.5 million of past expenses from us. Discovery is ongoing and the case is set for trial on April 24, 2012. We are unable to express an opinion with respect to the likelihood of an unfavorable outcome of this matter or to estimate the amount or range of potential loss should the outcome be unfavorable. Therefore, we have not provided any amount for this matter in our consolidated financial statements at September 30, 2011.
Ted R. Stalder, TRS LP, Richard Hughart, and Richmar Interests, Inc. v. Texas Energy Acquisitions, LP: On May 24, 2011, the plaintiffs brought suit against us for breach of contract, common law fraud, fraud in a real estate transaction, declaratory relief, money had and received, an accounting, and injunctive relief related to the deferred purchase price for oil and gas properties in two purchase and sales agreements dated December 23, 2008. A temporary restraining order (“TRO”) was entered against us on May 24, 2011. At a July 7, 2011 hearing on the temporary injunction, the court recommended that the parties enter into an agreed temporary injunction regarding payment of disputed amounts into the registry of the court.

The parties are still in the process of negotiating the agreed temporary injunction. On July 28, 2011, we filed a motion for partial summary judgment on the plaintiffs’ fraud claims, which is currently set for hearing on November 17, 2011. We intend to contest the matter vigorously. We are unable to express an opinion with respect to the likelihood of an unfavorable outcome of this matter or to estimate the amount or range of potential loss should the outcome be unfavorable. Therefore, we have not provided any amount for this matter in our consolidated financial statements at September 30, 2011.
Environmental claims: Management has established a liability for soil contamination in Florida of $978,000 at September 30, 2011 and $943,000 at December 31, 2010, based on our undiscounted engineering estimates. The obligations are included in other long-term liabilities in the accompanying consolidated balance sheets.
Various landowners have sued Meridian (along with numerous other oil companies) in lawsuits concerning several fields in which Meridian has had operations. The lawsuits seek injunctive relief and other relief, including unspecified amounts in both actual and punitive damages for alleged breaches of mineral leases and alleged failure to restore the plaintiffs’ lands from alleged contamination and otherwise from Meridian’s oil and natural gas operations. We are unable to express an opinion with respect to the likelihood of an unfavorable outcome of the various environmental claims or to estimate the amount or range of potential loss should the outcome be unfavorable. Therefore, we have not provided any amount for these claims in our financial statements at September 30, 2011.
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
We have contingent commitments to pay an amount up to a maximum of approximately $5.9 million for properties acquired in 2008 and prior years. The additional purchase consideration will be paid only if certain product price conditions are met. We cannot estimate the amounts that will be paid in the future, if any, or the fiscal years in which such amounts could become due.
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
On May 19, 2011, we fully settled this liability with a payment of $8.5 million to Orion, and recorded a gain on contact settlement of $1.3 million in the second quarter of 2011.
11. SIGNIFICANT RISKS AND UNCERTAINTIES
Our business makes us vulnerable to changes in wellhead prices of crude oil and natural gas. Such prices have been volatile in the past and can be expected to be volatile in the future. By definition, proved reserves are based on analysis of current oil and natural gas prices. Price declines reduce the estimated value of proved reserves and may increase annual amortization expense (which is based on proved reserves). Price declines may also result in impairments, or non-cash write-downs, of the value of our oil and natural gas properties. We mitigate a portion of this vulnerability by entering into oil and natural gas price derivative contracts. See Note 6.
12. PARTNERS’ CAPITAL
In September 2006, our limited partnership agreement was amended such that the affiliates of Alta Mesa Holdings, LP and certain other parties became Class A limited partners (“Class A Partners”) and AMIH was admitted to the partnership as the sole Class B limited partner (“Class B Partner”).

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
14. SUBSEQUENT EVENTS
Management has evaluated all events subsequent to the balance sheet date of September 30, 2011, and has determined that no events require disclosure.

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
Overview
     We currently generate significant amounts of our revenue, earnings and cash flow from the production and sale of oil and natural gas from our core properties in South Louisiana, East Texas, Oklahoma, the Deep Bossier resource play of East Texas and the Eagle Ford Shale play in South Texas. We operate in one industry segment, oil and natural gas exploration and development, within one geographical segment, the United States.
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
Significant Acquisitions
Meridian Acquisition
          On May 13, 2010, we acquired The Meridian Resource Corporation, a public exploration and production company, with proved reserves of 75 Bcfe as of December 31, 2009, for approximately $158 million. The oil and natural gas properties of Meridian were similar and in some cases proximate to our areas of operation. Meridian shareholders were paid in cash, funded by proceeds of our credit facility as well as a $50 million equity contribution from our private equity partner, Alta Mesa Investment Holdings Inc., an affiliate of Denham Commodities Partners Fund IV LP (“AMIH”). The merger increased the oil portion of our reserves portfolio, improving the balance of our reserves between oil and natural gas, and provided significant additions to our library of 3-D seismic data.

Sydson Acquisition
     On April 21, 2011, we purchased from Sydson Energy and certain of its related parties (together, “Sydson” and the “Sydson acquisition”) certain oil and natural gas assets primarily located in Texas and South Louisiana in which we had jointly participated with Sydson. The purchase price was $27.5 million in cash (a total cost of $28.4 million including abandonment liabilities we assumed). Total net proved reserves acquired are estimated to be 800 MBOE (5 Bcfe), 45% of which is oil. By virtue of this acquisition, we increased our after payout net revenue interest in the Eagle Ford Shale by over 50% at the time of the acquisition. Funding for the acquisition was provided through our credit facility. In addition, litigation associated with a portion of the assets purchased was resolved as a result of the transaction.
     TODD Acquisition
     On June 17, 2011, we purchased from Texas Oil Distribution & Development, Inc. and Matrix Petroleum LLC and certain other parties (together, “TODD” and the “TODD acquisition”) certain oil and natural gas assets primarily located in Texas and South Louisiana in which we had jointly participated with TODD. The purchase price was $22.5 million in cash (a total cost of $23.4 million including abandonment liabilities we assumed). Total net proved reserves acquired are estimated to be 700 MBOE (4 Bcfe), 36% of which is oil. By virtue of this acquisition, we increased our after payout net revenue interest in the Eagle Ford Shale by an additional 15% at the time of the acquisition. Funding for the acquisition was provided through our credit facility. In addition, litigation associated with TODD was resolved as a result of the transaction.
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
     We expect oil and natural gas prices to remain volatile in the future. Factors affecting the price of oil include worldwide economic conditions, geopolitical activities, worldwide supply disruptions, weather conditions, actions taken by the Organization of Petroleum Exporting Countries, the credit rating of U.S. government debt and the value of the U.S. dollar in international currency markets. Factors affecting the price of natural gas include U.S. economic conditions, North American weather conditions, industrial and consumer demand for natural gas, storage levels of natural gas, the credit rating of U.S. government debt and the availability and accessibility of natural gas deposits in North America. If the global economic uncertainty continues, commodity prices may be depressed for an extended period of time, which could alter our development plans and adversely affect our growth strategy and our ability to access additional funding in the capital markets.
     We have used, and expect to continue to use, oil and natural gas derivative contracts to reduce our exposure to the risks of changes in the prices of oil and natural gas. Pursuant to our risk management policy, we engage in these activities as a hedging mechanism against price volatility associated with pre-existing or anticipated sales of oil and natural gas. As of September 30, 2011, we have hedged approximately 69% of our forecasted production from proved developed reserves through 2016 at minimum average annual prices ranging from $5.50 per MMBtu to $6.35 per MMBtu and $82.62 per Bbl to $99.72 per Bbl.
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
Operations Update
South Louisiana
     We have drilled nine wells at Weeks Island, and executed several recompletions in Weeks Island and other South Louisiana fields, in 2011. Production was approximately 1,880 BOE per day (net to our interest) for the third quarter of 2011. We expect to continually utilize one drilling rig and one workover rig in this field through at least mid-2012.

Eagle Ford Shale
     We are participating with Murphy Oil Corporation (“Murphy”), the operator, in a five year program that began in 2011 in which we expect to drill at least 120 wells targeting the Eagle Ford Shale in Karnes County, Texas. We currently have working interests in 21 wells in the Eagle Ford Shale, and Murphy has dedicated two drilling rigs, a fracturing team, and a coil tubing unit to the area for the next two years. We produced approximately 1,000 BOE per day (net to our interest) during September 2011.
     Drilling costs are trending lower with additional personnel and equipment committed to the area. Lease operating costs, which had been negatively impacted by the use of temporary infrastructure and equipment, are also trending lower as these are upgraded to permanent facilities.
Deep Bossier
     Our Hilltop field continues to produce a significant portion of our gas sales, principally from the Deep Bossier formation, at approximately 55 MMcf per day (net to our interest) for the third quarter of 2011. We continue to drill and recomplete in this field, in which our principal operating partner is EnCana Corporation, and to develop, test, and evaluate formations other than the Deep Bossier, such as the Buda, Knowles, and Austin Chalk. We expect to spend a total in the range of $40-45 million for development in this field in 2011. Capital expenditures for Deep Bossier-directed drilling will be lower in 2012, due to a shift in capital spending to more liquids-rich opportunities.
East Texas
     We have recently focused our efforts in the East Texas area on the Cold Springs field, with several successful recompletions in previously untested Wilcox formation sands. There are approximately 35 distinct pay zones at Cold Springs and our nearby Urbana field. These recompletions are relatively inexpensive and typically produce a high rate of return, in part reflecting the high liquids content in most zones. We have identified an extension of Cold Springs, the West Cold Springs field, and have continued field development and expansion.
     We also completed one new gas and condensate well in the Urbana field. We expect to continue development of the Cold Springs, West Cold Springs, and Urbana fields in 2012.
Results of Operations: Three Months Ended September 30, 2011 v. Three Months Ended September 30, 2010

	Three Months Ended September 30,		Increase
	2011	2010	(Decrease)	% Change
	($ in thousands, except average sales price and unit costs)
Summary Operating Information:
Net Production:
Natural gas (MMcf)	8,156	6,265	1,891	30%
Oil (MBbls)	414	311	103	33%
Natural gas liquids (MBbls)	47	48	(1)	(2)%
Total natural gas equivalent (MMcfe)	10,921	8,419	2,502	30%
Average daily gas production (MMcfe per day)	118.7	91.5	27.2	30%
Average Sales Price:
Natural gas (per Mcf) realized	$4.94	$5.45	$(0.51)	(9)%
Natural gas (per Mcf) unhedged	4.20	4.33	(0.13)	(3)%
Oil (per Bbl) realized	102.08	76.45	25.63	34%
Oil (per Bbl) unhedged	101.69	75.57	26.12	35%
Natural gas liquids (per Bbl) realized (1)	63.43	41.89	21.54	51%
Combined (per Mcfe) realized	7.83	7.12	.71	10%
Hedging Activities:
Realized natural gas revenue gain	$5,986	$7,003	$(1,017)	(15)%
Realized oil revenue gain	162	273	(111)	(41)%
Summary Financial Information
Revenues
Natural gas	$40,250	$34,153	$6,097	18%
Oil	42,213	23,794	18,419	77%
Natural gas liquids	3,000	2,001	999	50%
Other revenues	600	380	220	58%
Unrealized gain — oil and natural gas derivative contracts	30,101	2,712	27,389	1,010%

	116,164	63,040	53,124	84%

Expenses
Lease and plant operating expense	16,267	12,149	4,118	34%
Production and ad valorem taxes	5,728	4,015	1,713	43%
Workover expense	4,413	1,569	2,844	181%
Exploration expense	3,889	4,342	(453)	(10)%
Depreciation, depletion, and amortization	23,756	17,853	5,903	33%
Impairment expense	5,743	416	5,327	1,281%
Accretion expense	484	517	(33)	(6)%
Loss on sale of assets	—	87	(87)	NA
General and administrative expenses	9,659	6,020	3,639	60%
Interest expense, net	6,758	5,940	818	14%
Provision for state income taxes	75	2	73	3,650%

Net income	$39,392	$10,130	$29,262	289%

Average Unit Costs per Mcfe:
Lease and plant operating expense	$1.49	$1.44	$0.05	3%
Production and ad valorem taxes	0.52	0.48	0.04	8%
Workover expense	0.40	0.19	0.21	111%
Exploration expense	0.36	0.52	(0.16)	(31)%
Depreciation, depletion and amortization	2.18	2.12	0.06	3%
General and administrative expenses	0.88	0.72	0.16	22%

(1)	We do not utilize hedges for natural gas liquids.

  Revenues
     Natural gas revenues for the three months ended September 30, 2011 were $40.3 million, compared to $34.2 million for the same period in 2010, representing a $6.1 million or 18% increase. The increase in revenue was attributable to increased production volumes partially offset by lower realized prices during the three months ended September 30, 2011. The increase in production volumes of 1.9 Bcf resulted in increased revenue of approximately $10.3 million primarily related to new production in the Deep Bossier play (increased 2.5 Bcf) and production from the Sydson and TODD acquisitions made in the second quarter of 2011 (0.1 Bcf). These increases were offset by decreases in other fields, primarily South Louisiana properties, which decreased 0.4 Bcf. The decrease in realized prices (including hedge activity) from $5.45 per Mcf in the third quarter of 2010 to $4.94 per Mcf in the third quarter of 2011 resulted in decreased revenue of approximately $4.2 million. The price of natural gas before hedging decreased from $4.33 per Mcf in the third quarter of 2010 to $4.20 per Mcf in the third quarter of 2011.
     Oil revenues for the three months ended September 30, 2011 increased $18.4 million, or 77%, to $42.2 million from $23.8 million for the three months ended September 30, 2010. The increase in revenue was due to higher production volumes and higher realized prices. Oil production for the third quarter of 2011 increased to 414 MBbls from 311 MBbls for the same period in 2010, an increase of 33%. The increase is primarily related to new production from our Eagle Ford Shale area (71 MBbls) and to the Sydson and TODD acquisitions (19 MBbls, which excludes 9 MBbls included in the Eagle Ford Shale total mentioned above). During the three months ended September 30, 2011, our average realized oil price (including hedge activity) increased from $76.45 per Bbl in the third quarter of 2010 to $102.08 per Bbl in the comparable period of 2011. The price of oil before hedging increased from $75.57 per Bbl to $101.69 per Bbl for the comparative periods.
     Natural gas liquids revenues increased during the third quarter of 2011 to $3.0 million from $2.0 million for the third quarter of 2010. The increase was due to increased prices from $41.89 to $63.43 for the three months ended September 30, 2010 and 2011, respectively.
     Other revenues were $0.6 million during the three months ended September 30, 2011 as compared to $0.4 million during the three months ended September 30, 2010. The increase is primarily the result of an increase in income from rental of our drilling rig.
     Unrealized gain — oil and natural gas derivative contracts was $30.1 million during the three months ended September 30, 2011 as compared to $2.7 million during the same period in 2010. The significant fluctuation from period to period is due to the volatility of oil and natural gas prices and changes in our outstanding hedging contracts during these periods. In general, the majority of the gains were related to the decline in oil prices during the current quarter, which increased the unrealized value of our open derivative contracts.
Expenses
     Lease and plant operating expense increased $4.1 million in the third quarter of 2011 as compared to the third quarter of 2010, due to increased gas marketing service fees ($0.8 million), salt water disposal and transportation expenses ($0.7 million), and general operating expenditures ($2.2 million), primarily related to additional wells in production. On a unit basis, lease and plant operating expense increased from $1.44 per Mcfe to $1.49 per Mcfe for the three months ended September 30, 2010 and 2011, respectively.
     Production and ad valorem taxes increased $1.7 million, or 43%, to $5.7 million for the third quarter of 2011, as compared to $4.0 million for the third quarter of 2010. Ad valorem taxes increased $0.4 million, due to increases in asset values. The remaining increase of $1.3 million is attributable to production taxes, which increased 36%, following an increase in our revenue from products of 43%. The change in the mix of our sales toward a higher percentage of revenues from oil impacts the variance in this expense. Tax rates on oil are higher than for gas in Louisiana and Texas, where the majority of our oil and gas is produced. Oil as a percentage of product revenues increased from 40% to 49% in the third quarter of 2011 as compared to the same period in 2010.
     Workover expense increased from the third quarter of 2010 as compared to the third quarter of 2011, from $1.6 million to $4.4 million, respectively. This expense varies depending on activities in the field.
     Exploration expense includes the costs of our geology departments, costs of geological and geophysical data, delay rentals, expired leases, and dry holes. Exploration expense decreased slightly from $4.3 million for the third quarter of 2010 to $3.9 million for the third quarter of 2011.
     Depreciation, depletion and amortization increased $5.9 million to $23.8 million for the third quarter of 2011 as compared to an expense of $17.9 million for the third quarter of 2010. On a per unit basis, this expense increased from $2.12 to $2.18 per Mcfe. The rate is a function of capitalized costs of proved properties, reserves and production by field.
     Impairment expense increased from $0.4 million in the third quarter of 2010 to $5.7 million in the third quarter of 2011. This expense varies with the results of drilling, as well as with price declines and other factors which may render some projects uneconomic, resulting in impairment.
     Accretion expense is related to our obligation for retirement of oil and natural gas wells and facilities. We record these liabilities when we place the assets in service, using discounted present values of the estimated future obligation. We then record accretion of the liabilities as they approach maturity. Accretion expense was $0.5 million and $0.5 million for the third quarter of 2011 and 2010, respectively.
     General and administrative expenses increased $3.7 million for the three months ended September 30, 2011 to $9.7 million from $6.0 million for the three months ended September 30, 2010. The increase in general and administrative expenses is principally the result of increased salary and benefits expenses of $1.6 million, due to additional personnel; consulting services increased $1.4 million, primarily for fees associated with litigation, and other consulting services, including risk management and public agency fees. In addition, office expenditures increased $0.5 million, primarily due to a new office lease and annual information system license renewals. On a per unit basis, general and administrative expenses increased from $0.72 to $0.88 per Mcfe.
     Interest expense, net increased $0.8 million for the three months ended September 30, 2011 to $6.7 million from $5.9 million for the three months ended September 30, 2010, primarily due to $7.5 million in interest on our 9 5/8% senior notes issued in October 2010, and increased commitment fees and other interest of $0.4 million. This increase is partially offset by increased interest rate hedge gains of $3.8 million, due partially to a hedge gain of $0.9 million which resulted from the termination of one interest rate swap contract, and to a decline in interest rates. Interest on bank debt decreased $3.0 million due to a decrease in the amount outstanding under our credit facility, to the retirement of our $40 million subordinated debt in October 2010, and to a decline in the floating interest rate under the credit facility. Amortization of deferred loan costs also decreased $0.3 million due to the extension of the maturity date of our credit facility which was amended in May 2011.

Results of Operations: Nine Months Ended September 30, 2011 v. Nine Months Ended September 30, 2010

	Nine Months Ended September 30,		Increase
	2011	2010	(Decrease)	% Change
	($ in thousands, except average sales price and unit costs)
Summary Operating Information:
Net Production:
Natural gas (MMcf)	23,501	16,936	6,565	39%
Oil (MBbls)	1,138	646	492	76%
Natural gas liquids (MBbls)	155	87	68	78%
Total natural gas equivalent (MMcfe)	31,259	21,338	9,921	46%
Average daily gas production (MMcfe per day)	114.5	78.2	36.3	46%
Average Sales Price:
Natural gas (per Mcf) realized	$4.87	$5.44	$(0.57)	(10)%
Natural gas (per Mcf) unhedged	4.15	4.48	(0.33)	(7)%
Oil (per Bbl) realized	99.93	76.71	23.22	30%
Oil (per Bbl) unhedged	103.23	75.87	27.36	36%
Natural gas liquids (per Bbl) realized (1)	57.38	45.24	12.14	27%
Combined (per Mcfe) realized	7.58	6.83	0.75	11%
Hedging Activities:
Realized natural gas revenue gain	$16,897	$16,204	$693	4%
Realized oil revenue gain (loss)	(3,756)	549	(4,305)	(784)%
Summary Financial Information
Revenues
Natural gas	$114,362	$92,088	$22,274	24%
Oil	113,702	49,593	64,109	129%
Natural gas liquids	8,900	3,944	4,956	126%
Other revenues	1,366	787	579	74%
Unrealized gain — oil and natural gas derivative contracts	25,292	25,620	(328)	(1)%

	263,622	172,032	91,590	53%

Expenses
Lease and plant operating expense	44,639	29,581	15,058	51%
Production and ad valorem taxes	15,198	8,413	6,785	81%
Workover expense	8,391	4,858	3,533	73%
Exploration expense	12,310	8,914	3,396	38%
Depreciation, depletion, and amortization	66,187	39,975	26,212	66%
Impairment expense	16,498	2,509	13,989	558%
Accretion expense	1,430	932	498	53%
Loss on sale of assets	—	87	(87)	NA
General and administrative expenses	24,251	12,922	11,329	88%
Interest expense, net	23,067	14,664	8,403	57%
(Gain) on contract settlement	(1,285)	—	(1,285)	NA
Provision for state income taxes	150	2	148	7,400%

Net income	$52,786	$49,175	$3,611	7%

Average Unit Costs per Mcfe:
Lease and plant operating expense	$1.43	$1.39	$0.04	3%
Production and ad valorem taxes	0.49	0.39	0.10	26%
Workover expense	0.27	0.23	0.04	17%
Exploration expense	0.39	0.42	(0.03)	(7)%
Depreciation, depletion and amortization	2.12	1.87	0.25	13%
General and administrative expenses	0.78	0.61	0.17	28%

(1)	We do not utilize hedges for natural gas liquids.

  Revenues
     Natural gas revenues for the nine months ended September 30, 2011 were $114.4 million, compared to $92.1 million for the same period in 2010, representing a $22.3 million or 24% increase. The increase in revenue was attributable to increased production volumes partially offset by lower realized prices during the nine months ended September 30, 2011. The increase in production volumes of 6.6 Bcf resulted in increased revenue of approximately $35.7 million primarily related to new production in the Deep Bossier (5.4 Bcf increase) and to the full-year effect of the Meridian acquisition in the second quarter of 2010 (1.9 Bcf increase). The decrease in realized prices (including hedge activity) from $5.44 per Mcf in the first nine months of 2010 to $4.87 per Mcf in the first nine months of 2011 resulted in decreased revenue of approximately $13.4 million. The price of gas before hedging decreased from $4.48 per Mcf in the first nine months of 2010 to $4.15 per Mcf in the first nine months of 2011.
     Oil revenues for the nine months ended September 30, 2011 increased $64.1 million, or 129%, to $113.7 million from $49.6 million for the nine months ended September 30, 2010. The increase in revenue was due to higher production volumes and higher realized prices. Oil production for the first nine months of 2011 increased to 1,138 MBbls from 646 MBbls for the same period in 2010, an increase of 76%. The increase is primarily related to the full-year effect of production from the Meridian acquisition in May 2010 (435 MBbls higher than the first nine months of 2010) and to the Sydson and TODD acquisitions in the second quarter of 2011, which increased oil production 46 MBbls. Of these increases, approximately 140 MBbls were attributable to new production in the Eagle Ford Shale area. Our average realized oil price (including hedge activity) increased from $76.71 per Bbl in the first nine months of 2010 to $99.93 per Bbl in the first nine months of 2011. The price of oil before hedging increased from $75.87 per Bbl to $103.23 per Bbl for the same comparative periods.
     Natural gas liquids revenues increased during the first nine months of 2011 to $8.9 million from $3.9 million for the first nine months of 2010. The increase was due to an increase in volume sold, from 87 MBbls to 155 MBbls, and increased prices, from $45.24 to $57.38 per Bbl for the nine months ended September 30, 2010 and 2011, respectively. The increased production is primarily related to the full-year effect of our Meridian acquisition in May 2010.
     Other revenues were $1.4 million during the nine months ended September 30, 2011 as compared to $0.8 million during the nine months ended September 30, 2010. The increase is primarily the result of increased income from rental of our drilling rig, and from sales of prospects, offset by a decrease in income from investments.
     Unrealized gain — oil and natural gas derivative contracts was $25.3 million during the nine months ended September 30, 2011 as compared to $25.6 million during the same period in 2010. Fluctuations from period to period are due to the volatility of oil and natural gas prices and changes in our outstanding hedging contracts during these periods.
  Expenses
     Lease and plant operating expense increased $15.1 million in the first nine months of 2011 as compared to the first nine months of 2010. There were increases in gas marketing service fees ($3.7 million), salt water disposal and transportation expense ($1.1 million), labor and contract services ($1.4 million), compression ($0.8 million), fuel, power and water ($0.8 million), and general operating expenditures ($7.3 million), primarily related to the full year effect of the Meridian acquisition in May 2010, as well as new wells coming online in 2011. On a unit basis, lease and plant operating expense increased from $1.39 per Mcfe to $1.43 per Mcfe for the nine months ended September 30, 2010 and 2011, respectively.
     Production and ad valorem taxes increased $6.8 million, or 81%, to $15.2 million for the first nine months of 2011, as compared to $8.4 million for the first nine months of 2010. Ad valorem taxes increased $1.3 million, due to our Meridian acquisition in May 2010 and increased taxable values of our properties. The remaining increase of $5.5 million is attributable to production taxes, which increased 75%, following an increase in our revenue from products of 63%. The change in the mix of our sales toward a higher percentage of revenues from oil impacts the variance in this expense. Tax rates on oil are higher than for gas in Louisiana and Texas, where the majority of our oil is produced. Oil as a percentage of product revenues increased from 34% to 48% in the first nine months of 2011 as compared to 2010.
     Workover expense increased from the first nine months of 2010 as compared to the first nine months of 2011, from $4.9 million to $8.4 million, respectively. This expense varies depending on activities in the field.
     Exploration expense includes the costs of our geology departments, costs of geological and geophysical data, delay rentals, expired leases, and dry holes. Exploration expense increased $3.4 million for the first nine months of 2011 to $12.3 million from $8.9 million for the first nine months of 2010. The increase is primarily due to an increase in dry hole expense of $5.9 million, offset by a decrease in geological expense of $3.7 million. Dry hole costs in the first nine months of 2011 included four wells with costs ranging from $1 million to $2 million each. Geological expenses decreased in the first nine months of 2011 as compared to the same period in 2010 due to the timing of purchases of seismic data.
     Depreciation, depletion and amortization increased $26.2 million to $66.2 million for the first nine months of 2011 as compared to an expense of $40.0 million for the first nine months of 2010. On a per unit basis, this expense increased from $1.87 to $2.12 per Mcfe. The rate is a function of capitalized costs of proved properties, reserves and production by field.
     Impairment expense increased from $2.5 million in the first nine months of 2010 to $16.5 million in the first nine months of 2011. This expense varies with the results of drilling, as well as with price declines which may render some projects uneconomic, resulting in impairment.
     Accretion expense is related to our obligation for retirement of oil and natural gas wells and facilities. We record these liabilities when we place the assets in service, using discounted present values of the estimated future obligation. We then record accretion of the liabilities as they approach maturity. Accretion expense was $1.4 million and $0.9 million for the first nine months of 2011 and 2010, respectively. The increase was due to the acquisition of Meridian.
     General and administrative expenses increased $11.4 million for the nine months ended September 30, 2011 to $24.3 million from $12.9 million for the nine months ended September 30, 2010. The increase in general and administrative expenses is principally the result of increased salary and benefits expenses of $5.6 million, due to additional personnel; consulting services increased $4.1 million, primarily for fees associated with litigation, and other consulting services, including risk management services. In addition, office expenditures increased $1.5 primarily due to the assumption of the Meridian office space and a new office lease and annual information system license renewals. On a unit basis, general and administrative expense increased from $0.61 to $0.78 per Mcfe.
     Interest expense, net increased $8.4 million for the nine months ended September 30, 2011 to $23.1 million from $14.7 million for the nine months ended September 30, 2010, primarily due to $22 million in interest on our 9 5/8% senior notes issued in October 2010, increased amortization of deferred loan costs of $0.7 million, and an increase of $0.7 million in commitment fees and other interest. These increases are partially offset by increased interest rate hedge gains of $7.9 million, primarily due to hedge gains of $3.7 million recorded in the first nine months of 2011 related to interest hedge contract modifications and termination of one interest rate swap contract. In addition, interest on bank debt decreased $7.1 million due to a decrease in the amount outstanding under our credit facility and to the retirement of our $40 million subordinated debt in October 2010.
     Gain on contract settlement is related to the settlement of an obligation we assumed upon the purchase of Meridian. The obligation related to underutilization of two contracted drilling rigs, as described in Note 10 of the accompanying notes to our financial statements. We recorded an estimated liability of $9.8 million for the obligation upon purchase of Meridian in 2010. The obligation was subsequently settled in the second quarter of 2011 for $8.5 million, resulting in a gain of $1.3 million.
Liquidity and Capital Resources
     Our principal requirements for capital are to fund our day-to-day operations, development activities, and to satisfy our contractual obligations, primarily for the repayment of debt and any amounts owed during the period related to our hedging positions.
     Our 2011 capital budget is primarily focused on the development of existing core areas through exploitation and development. Currently, we plan to spend a total of approximately $180 million during 2011, of which, approximately $133 million has been expended or accrued through September 30, 2011. Approximately 83% of our 2011 capital budget is allocated to our properties in Deep Bossier, East Texas, the Eagle Ford Shale, and South Louisiana. Our future drilling plans, plans of our drilling operators and capital budgets are subject to change based upon various factors, some of which are beyond our control, including drilling results, oil and natural gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, actions of our operators, gathering system and pipeline transportation constraints and regulatory approvals. Because a large percentage of our acreage is held by production, we have the ability to materially decrease our drilling and recompletion budget in response to market conditions with minimal risk of losing significant acreage.
     We expect to fund the remainder of our 2011 capital budget predominantly with cash flows from operations, supplemented by use of our credit facility. If necessary, we may also access capital through proceeds from potential asset dispositions, and the future issuance of debt and/or equity securities, subject to the distribution of proceeds therefrom as set forth in our partnership agreement. We strive to maintain financial flexibility and may access capital markets as necessary to maintain substantial borrowing capacity under our senior secured revolving credit facility, facilitate drilling on our large undeveloped acreage position and permit us to selectively expand our acreage position. In the event our cash flows are materially less than anticipated and other sources of capital we historically have utilized are not available on acceptable terms, we may curtail our capital spending.
     Senior Notes
     In October 2010, we adjusted our capital structure by issuing $300 million of 9 5/8% senior notes due 2018 (“senior notes”). The senior notes were issued at a discount of $2.1 million, bringing the effective rate to 9 3/4%.
     The senior notes are unsecured senior general corporate obligations, and effectively rank junior to any of our existing or future secured indebtedness, which includes our credit facility. The senior notes are unconditionally guaranteed on a senior unsecured basis by each of our material, wholly owned subsidiaries. We entered into a registration rights agreement with the purchasers of the senior notes. We filed a registration statement with the SEC to allow for registration of “exchanges notes” substantially identical to the senior notes. On August 12, 2011, the exchange notes were exchanged for the original senior notes tendered in connection with the exchange offer.
Credit Facility
     We have a senior secured revolving credit facility (“credit facility”) with Wells Fargo Bank, N.A. as the administrative agent. As of September 30, 2011, the credit facility was subject to a $260 million borrowing base limit, and we had $173.8 million outstanding under the credit facility. Our restricted subsidiaries are guarantors of the credit facility.
     In November 2011, the borrowing base was increased to $325 million. The borrowing base is redetermined each May 1 and November 1. As of November 14, 2011, the available unused portion of the borrowing base is $136.2 million.
     Our credit facility provides for two alternative interest rate bases and margins. Eurodollar loans accrue interest generally at the one-month London Interbank Offered Rate plus a margin ranging from 2.00% to 2.75%, depending on the utilization of our borrowing base. “Reference rate” loans accrue interest at the prime rate of Wells Fargo Bank, N.A., plus a margin ranging from 1.00% to 1.75%, depending on the utilization of our borrowing base. The total rate on all loans outstanding as of September 30, 2011 under the credit facility was 2.615%, which was based on the Eurodollar option.
     The credit facility and senior notes include covenants requiring us to maintain certain financial covenants including a current ratio, leverage ratio, and interest coverage ratio. At September 30, 2011, we were in compliance with the covenants. The terms of the credit facility also restrict our ability to make distributions and investments.
Cash flow provided by operating activities
     Operating activities provided cash of $115.4 million during the nine months ended September 30, 2011 as compared to $37.2 million during the comparable period in 2010. The $78.2 million increase in operating cash flows was attributable to an increase in the cash-based portions of our earnings, as well as changes in working capital accounts. Cash-based items of net income, including revenues (exclusive of unrealized commodity gains or losses), operating expenses and taxes, general and administrative expenses, and the cash portion of our interest expense, provided a net increase of approximately $48 million in earnings and a related positive impact on cash flow. Augmenting this were changes in our working capital accounts, which used $0.7 million of cash flows as compared to having used $30.9 million of cash in 2010. This reversal resulted in a total increase of $30.2 million in cash flow, which as noted above, augments the positive effects of increased cash-based earnings.
Cash flow used in investing activities
     Investing activities used cash of $214.6 million during the nine months ended September 30, 2011 as compared to cash used in investing of $167.7 million during the comparable period of 2010. A decrease in cash used in acquisition activities of $34.8 million was due to the $101.4 million invested in the Meridian acquisition in the second quarter of 2010. Acquisitions in the first nine months of 2011 were $66.6 million, primarily for the additional interests in legacy Meridian properties acquired from Sydson and TODD. The total cash purchase price of these two acquisitions was approximately $50 million. See Note 3 of the accompanying financial statements for further information. Aside from the acquisitions, investment in property and equipment increased by $81.7 million as compared to the prior year period, primarily related to development activities in our Deep Bossier, Eagle Ford Shale, South Louisiana, and East Texas area properties.

Cash flow provided by financing activities
     Financing activities provided cash of $98.9 million during the nine months ended September 30, 2011 as compared to cash provided by financing of $136.3 million during the nine months ended September 30, 2010. The decrease is due primarily to the capital infusion of $50 million in the first half of 2010 provided by our private equity partner, which partially funded the Meridian acquisition. Cash from financing activities in the first nine months of 2011 included drawdowns on our credit facility of $101 million, of which approximately $50 million was directly used for the Sydson and TODD acquisitions.
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
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     In accordance with Exchange Act Rule 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
     See Part I, Item 1, Note 10 to our consolidated financial statements entitled “Commitments and Contingencies,” which is incorporated in this item by reference.
ITEM 1A. Risk Factors
     We are subject to certain risks and hazards due to the nature of the business activities we conduct. For a discussion of these risks, see “Risk Factors” in the Form S-4. There have been no material changes with respect to the risk factors disclosed in the Form S-4 during the quarter ended September 30, 2011.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
ITEM 3. Defaults Upon Senior Securities
     None.
ITEM 4. (Removed and Reserved)
ITEM 5. Other Information
     None.

ITEM 6. Exhibits

10.1
Amendment No. 4 to Sixth Amended and Restated Credit Agreement by and among Alta Mesa Holdings, LP, Wells Fargo Bank, N.A., as administrative agent, and the lenders party thereto from time to time, dated as of November 7, 2011.

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

ALTA MESA HOLDINGS, LP
(Registrant)

	By:	ALTA MESA HOLDINGS GP, LLC, its
general partner

November 14, 2011	By:	/s/ Harlan H. Chappelle
Harlan H. Chappelle
President and Chief Executive Officer

November 14, 2011	By:	/s/ Michael A. McCabe
Michael A. McCabe
Vice President and Chief Financial Officer