Form 10-Q
period 2012-06-30
Alta Mesa Holdings, LP
filed 2012-08-14
CIK 1518403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ALTA MESA HOLDINGS, LP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,043	$2,630
Accounts receivable, net	31,343	40,807
Other receivables	3,974	2,806
Prepaid expenses and other current assets	8,578	5,394
Derivative financial instruments	41,289	28,582

TOTAL CURRENT ASSETS	95,227	80,219

PROPERTY AND EQUIPMENT
Oil and natural gas properties, successful efforts method, net	638,029	572,816
Other property and equipment, net	16,297	16,351

TOTAL PROPERTY AND EQUIPMENT, NET	654,326	589,167

OTHER ASSETS
Investment in Partnership — cost	9,000	9,000
Deferred financing costs, net	11,783	12,802
Derivative financial instruments	29,423	24,244
Advances to operators	2,939	3,625
Deposits and other assets	1,089	1,026

TOTAL OTHER ASSETS	54,234	50,697

TOTAL ASSETS	$803,787	$720,083

LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$88,676	$70,295
Current portion, asset retirement obligations	2,201	3,030
Derivative financial instruments	244	1,300

TOTAL CURRENT LIABILITIES	91,121	74,625

LONG-TERM LIABILITIES
Asset retirement obligations, net of current portion	43,941	43,066
Long-term debt	520,166	487,036
Notes payable to founder	21,514	20,911
Derivative financial instruments	—	57
Other long-term liabilities	2,111	4,716

TOTAL LONG-TERM LIABILITIES	587,732	555,786

TOTAL LIABILITIES	678,853	630,411
COMMITMENTS AND CONTINGENCIES (NOTE 10)
PARTNERS’ CAPITAL	124,934	89,672

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$803,787	$720,083

See notes to consolidated financial statements.

ALTA MESA HOLDINGS, LP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
REVENUES
Natural gas	$26,341	$38,731	$51,880	$74,112
Oil	53,054	39,292	102,784	71,489
Natural gas liquids	4,470	2,847	7,537	5,900
Other revenues	686	297	1,384	766

	84,551	81,167	163,585	152,267
Unrealized gain (loss) — oil and natural gas derivative contracts	24,306	14,377	17,911	(4,808)

TOTAL REVENUES	108,857	95,544	181,496	147,459

EXPENSES
Lease and plant operating expense	17,196	15,041	33,114	28,372
Production and ad valorem taxes	5,853	4,069	12,083	9,470
Workover expense	2,683	2,352	3,936	3,978
Exploration expense	2,034	5,690	4,063	8,421
Depreciation, depletion, and amortization expense	25,121	22,963	49,014	42,431
Impairment expense	2,710	4,929	4,462	10,755
Accretion expense	441	476	881	946
General and administrative expenses	12,414	8,843	20,383	14,593

TOTAL EXPENSES	68,452	64,363	127,936	118,966

INCOME FROM OPERATIONS	40,405	31,181	53,560	28,493
OTHER INCOME (EXPENSE)
Interest expense	(9,817)	(6,843)	(19,588)	(16,323)
Interest income	23	12	40	14
Litigation settlement	1,250	—	1,250	—
Gain on contract settlement	—	1,285	—	1,285

TOTAL OTHER INCOME (EXPENSE)	(8,544)	(5,546)	(18,298)	(15,024)

INCOME BEFORE STATE INCOME TAXES	31,861	25,635	35,262	13,469
(PROVISION FOR) STATE INCOME TAXES	—	(75)	—	(75)

NET INCOME	$31,861	$25,560	$35,262	$13,394

See notes to consolidated financial statements.

ALTA MESA HOLDINGS, LP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$35,262	$13,394
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization expense	49,014	42,431
Impairment expense	4,462	10,755
Accretion expense	881	946
Amortization of loan costs	1,137	1,694
Amortization of debt discount	130	130
Dry hole expense	1,222	5,267
Unrealized (gain) loss on derivatives	(18,999)	4,300
(Gain) on contract settlement	—	(1,285)
Interest converted into debt	603	600
Settlement of asset retirement obligation	(1,161)	(246)
Changes in assets and liabilities:
Accounts receivable	9,464	(3,428)
Other receivables	(1,168)	4,391
Prepaid expenses and other non-current assets	(2,561)	(6,344)
Accounts payable, accrued liabilities, and other long-term liabilities	10,203	(1,455)

NET CASH PROVIDED BY OPERATING ACTIVITIES	88,489	71,150

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property and equipment	(96,072)	(94,139)
Acquisitions	(17,886)	(61,235)

NET CASH USED IN INVESTING ACTIVITIES	(113,958)	(155,374)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	38,000	86,500
Repayments of long-term debt	(5,000)	—
Additions to deferred financing costs	(118)	(1,589)

NET CASH PROVIDED BY FINANCING ACTIVITIES	32,882	84,911

NET INCREASE IN CASH	7,413	687
CASH AND CASH EQUIVALENTS, beginning of period	2,630	4,836

CASH AND CASH EQUIVALENTS, end of period	$10,043	$5,523

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$19,070	$16,484
Cash paid during the period for taxes	$230	$—
Change in asset retirement obligations	$235	$325
Asset retirement obligations assumed, purchased properties	$91	$2,504
Change in accruals or liabilities for capital expenditures	$5,573	$(12,170)

See notes to consolidated financial statements.

ALTA MESA HOLDINGS, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. SUMMARY OF ORGANIZATION AND NATURE OF OPERATIONS

The consolidated financial statements reflect the accounts of Alta Mesa Holdings, LP and its subsidiaries (“we,” “us,” “our,”, the “Company,” and “Alta Mesa”) after elimination of all significant intercompany transactions and balances. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual consolidated financial statements for the year ended December 31, 2011, which were filed with the Securities and Exchange Commission in our Annual Report on Form 10-K (the “2011 Form 10-K”).

The consolidated financial statements included herein as of June 30, 2012, and for the six month periods ended June 30, 2012 and 2011, are unaudited, and in the opinion of management, the information furnished reflects all material adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of consolidated financial position and of the results of operations for the interim periods presented. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Certain minor reclassifications of prior period consolidated financial statements have been made to conform to current reporting practices. The consolidated results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

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

Organization: The consolidated financial statements presented herein are of Alta Mesa Holdings, LP and its (i) wholly-owned subsidiaries: Alta Mesa Finance Services Corp., Alta Mesa Eagle, LLC, Alta Mesa Acquisition Sub, LLC, and its direct and indirect wholly-owned subsidiaries, Alta Mesa Energy LLC, Aransas Resources, LP and its wholly-owned subsidiary ARI Development, LLC, Brayton Resources II, LP, Buckeye Production Company, LP, Galveston Bay Resources, LP, Louisiana Exploration & Acquisitions, LP and its wholly-owned subsidiary Louisiana Exploration & Acquisition Partnership, LLC, Navasota Resources, Ltd., LLP, Nueces Resources, LP, Oklahoma Energy Acquisitions, LP, Alta Mesa Drilling, LLC, Petro Acquisitions, LP, Petro Operating Company, LP, Texas Energy Acquisitions, LP, Virginia Oil and Gas, LLC, Alta Mesa Services, LP, AM Idaho LLC, and Alabama Energy Resources LLC, and (ii) partially-owned subsidiaries: Brayton Resources, LP, and Orion Operating Company, LP.

Nature of Operations: We are engaged primarily in the acquisition, exploration, development, and production of onshore oil and natural gas properties. Our core properties are located primarily in Texas, Louisiana, and Oklahoma.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of June 30, 2012, our significant accounting policies are consistent with those discussed in Note 2 of the consolidated financial statements for the fiscal year ended December 31, 2011.

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

Accounts Receivable, net: Our receivables arise from the sale of oil and natural gas to third parties and joint interest owner receivables for properties in which we serve as the operator. This concentration of customers may impact our overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions affecting the oil and gas industry. Accounts receivable are generally not collateralized. Accounts receivable are shown net of an allowance for doubtful accounts of $635,000 and $557,000 at June 30, 2012 and December 31, 2011, respectively.

Deferred Financing Costs: Deferred financing costs and the amount of discount at which notes payable have been issued (debt discount) are amortized using the straight-line method, which approximates the interest method, over the term of the related debt. For the three months ended June 30, 2012 and 2011, amortization of deferred financing costs included in interest expense amounted to $570,000 and $790,000, respectively. For the six months ended June 30, 2012 and 2011, amortization of deferred financing costs included in interest expense amounted to $1.1 million and $1.7 million, respectively. Deferred financing costs are listed among our long-term assets, net of accumulated amortization of $8.6 million and $7.5 million at June 30, 2012 and December 31, 2011, respectively.

Financial Instruments: The fair value of cash, accounts receivable, other current assets, and current liabilities approximate book value due to their short-term nature. The estimate of fair value of long-term debt under our senior secured revolving credit facility (“credit facility”) is not considered to be materially different from carrying value due to market rates of interest. The fair value of the notes payable to our founder is not practicable to determine. We have estimated the fair value of our senior notes due 2018 (“senior notes”) at $297 million and $293 million on June 30, 2012 and December 31, 2011, respectively. See Note 5 for further information on fair values of financial instruments. See Note 8 for information on long-term debt.

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

The revenue and earnings related to the Sydson and TODD acquisitions are included in our consolidated statement of income for the six months ended June 30, 2012. Revenue and earnings, had the acquisitions occurred on January 1, 2011, are provided below. This unaudited pro forma information has been derived from historical information and is for illustrative purposes only. The unaudited pro forma financial information does not attempt to predict or suggest future results. It also does not necessarily reflect what the historical results of the combined company would have been had the companies been combined during these periods.

	(Unaudited)
	Revenue	Income
	(dollars in thousands)
Pro forma results for the combined entity for the six months ended June 30, 2011	$150,653	$15,347

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30, 2012	December 31, 2011
	(unaudited)
	(dollars in thousands)
OIL AND NATURAL GAS PROPERTIES
Unproved properties	$45,571	$34,797
Accumulated impairment	(7,175)	(5,427)

Unproved properties, net	38,396	29,370

Proved oil and natural gas properties	1,032,233	925,578
Accumulated depreciation, depletion, amortization and impairment	(432,600)	(382,132)

Proved oil and natural gas properties, net	599,633	543,446

TOTAL OIL AND NATURAL GAS PROPERTIES, net	638,029	572,816

LAND	1,185	1,185

DRILLING RIG	10,500	10,500
Accumulated depreciation	(1,487)	(1,137)

TOTAL DRILLING RIG, net	9,013	9,363

OTHER PROPERTY AND EQUIPMENT
Office furniture and equipment, vehicles	8,519	7,313
Accumulated depreciation	(2,420)	(1,510)

OTHER PROPERTY AND EQUIPMENT, net	6,099	5,803

TOTAL PROPERTY AND EQUIPMENT, net	$654,326	$589,167

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

Oil and natural gas properties are subject to impairment testing and potential impairment write down. Oil and gas properties with a carrying amount of $12.4 million were written down to their fair value of $7.9 million, resulting in an impairment charge of $4.5 million for the six months ended June 30, 2012. Oil and gas properties with a carrying amount of $24.4 million were written down to their fair value of $13.6 million, resulting in an impairment charge of $10.8 million for the six months ended June 30, 2011. For the three months ended June 30, 2012, oil and gas properties with a carrying amount of $8.9 million were written down to their fair value of $6.2 million, resulting in an impairment charge of $2.7 million, and for the three months ended June 30, 2011, oil and gas properties with a carrying amount of $14.2 million were written down to their fair value of $9.3 million, resulting in an impairment charge of $4.9 million. Significant Level 3 assumptions used in the calculation of estimated discounted cash flows in the impairment analysis included our estimate of future oil and natural gas prices, production costs, development expenditures, estimated timing of production of proved reserves, appropriate risk-adjusted discount rates, and other relevant data.

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

New additions to asset retirement obligations result from estimations for new properties, and fair values for them are categorized as Level 3. Such estimations are based on present value techniques which utilize company-specific information for such inputs as cost and timing of plugging and abandonment of wells and facilities. We recorded $0.3 million and $2.8 million in additions to asset retirement obligations measured at fair value during the six months ended June 30, 2012 and 2011, respectively.

The following table presents information about our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
At June 30, 2012 (unaudited):
Financial Assets:
Derivative contracts for oil and natural gas	—	$117,241	—	$117,241
Financial Liabilities:
Derivative contracts for oil and natural gas	—	$46,561	—	$46,561
Derivative contracts for interest rate	—	$212	—	$212
At December 31, 2011:
Financial Assets:
Derivative contracts for oil and natural gas	—	$109,138	—	$109,138
Financial Liabilities:
Derivative contracts for oil and natural gas	—	$56,369	—	$56,369
Derivative contracts for interest rate	—	$1,300	—	$1,300

The amounts above are presented on a gross basis; presentation on our consolidated balance sheets utilizes netting of assets and liabilities with the same counterparty where master netting agreements are in place. For additional information on derivative contracts, see Note 6.

6. DERIVATIVE FINANCIAL INSTRUMENTS

We account for our derivative contracts under the provisions of ASC 815, “Derivatives and Hedging.” We have entered into forward-swap contracts and collar contracts to reduce our exposure to price risk in the spot market for oil and natural gas. We also utilize financial basis swap contracts, which address the price differential between market-wide benchmark prices and other benchmark pricing referenced in certain of our crude oil and natural gas sales contracts. Substantially all of our hedging agreements are executed by affiliates of our lenders under the credit facility described in Note 8 below, and are collateralized by the security interests of the respective affiliated lenders in certain of our assets under the credit facility. The contracts settle monthly and are scheduled to coincide with either oil production equivalent to barrels (Bbl) per month or gas production equivalent to volumes in millions of British thermal units (MMbtu) per month. The contracts represent agreements between us and the counter-parties to exchange cash based on a designated price, or in the case of financial basis hedging contracts, based on a designated price differential between various benchmark prices. Cash settlement occurs monthly. We have not designated any of our derivative contracts as fair value or cash flow hedges; accordingly we use mark-to-market accounting, recognizing unrealized gains and losses in the statement of income at each reporting date. Realized gains and losses on commodities hedging contracts are included in oil and natural gas revenues.

We have entered into an interest rate swap agreement to mitigate the risk of loss due to changes in interest rates. The interest rate swap is not designated as a cash flow hedge in accordance with ASC 815. Both realized gains and losses from settlement and unrealized gains and losses from changes in the fair market value of the interest rate swap contract are included in interest expense.

The second table below provides information on the location and amounts of realized and unrealized gains and losses on derivatives included in the consolidated statements of income for each of the three month and six month periods ended June 30, 2012 and 2011.

The following table summarizes the fair value (see Note 5 for further discussion of fair value) and classification of our derivative instruments, none of which have been designated as hedging instruments under ASC 815:

Fair Values of Derivative Contracts

	Balance Sheet Location at June 30, 2012
	Current asset portion of Derivative financial instruments	Current liability portion of Derivative financial instruments	Long-term asset portion of Derivative financial instruments	Long-term liability portion of Derivative financial instruments
	(unaudited)
	(dollars in thousands)
Fair value of oil and gas commodity contracts, assets	$65,114	$—	$52,127	$—
Fair value of oil and gas commodity contracts, (liabilities)	(23,825)	(32)	(22,704)	—
Fair value of interest rate contracts, (liabilities)	—	(212)	—	—

Total net assets, (liabilities)	$41,289	$(244)	$29,423	$—

Fair Values of Derivative Contracts

	Balance Sheet Location at December 31, 2011
	Current asset portion of Derivative financial instruments	Current liability portion of Derivative financial instruments	Long-term asset portion of Derivative financial instruments	Long-term liability portion of Derivative financial instruments
	(dollars in thousands)
Fair value of oil and gas commodity contracts, assets	$56,716	$—	$52,422	$—
Fair value of oil and gas commodity contracts, (liabilities)	(28,134)	—	(28,178)	(57)
Fair value of interest rate contracts, (liabilities)	—	(1,300)	—	—

Total net assets, (liabilities)	$28,582	$(1,300)	$24,244	$(57)

Commodity contracts are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets. This netting can cause derivative assets to be ultimately presented in a (liability) account on the consolidated balance sheets. Likewise, derivative (liabilities) could be presented in an asset account.

The following table summarizes the effect of our derivative instruments in the consolidated statements of income:

Derivatives not designated as hedging	Location of Gain	Classification of	For the three months ended June 30,		For the six months ended June 30,
instruments under ASC 815	(Loss)	Gain (Loss)	2012	2011	2012	2011
			(unaudited)		(unaudited)
			(dollars in thousands)
Natural gas commodity contracts	Natural gas revenues	Realized	$11,089	$5,120	$19,629	$10,911
Oil commodity contracts	Oil revenues	Realized	619	(2,434)	(790)	(3,918)
Interest rate contracts	Interest benefit (expense)	Realized	(564)	2,298	(1,126)	1,928

Total realized gains (losses) from derivatives not designated as hedges			$11,144	$4,984	$17,713	$8,921

Natural gas commodity contracts	Unrealized gain (loss) — oil and natural gas derivative contracts	Unrealized	$(13,667)	$1,659	$(5,881)	$(1,299)
Oil commodity contracts	Unrealized gain (loss) — oil and natural gas derivative contracts	Unrealized	37,973	12,718	23,792	(3,509)
Interest rate contracts	Interest benefit (expense)	Unrealized	561	465	1,088	508

Total unrealized gains (losses) from derivatives not designated as hedges			$24,867	$14,842	$18,999	$(4,300)

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

We had the following open derivative contracts for natural gas at June 30, 2012 (unaudited):

NATURAL GAS DERIVATIVE CONTRACTS

	Volume in	Weighted	Range
Period and Type of Contract	MMbtu	Average	High	Low
2012
Price Swap Contracts	8,405,000	$4.79	$8.83	$3.06
Collar Contracts
Short Call Options	4,940,000	5.53	6.00	4.50
Long Put Options	3,866,000	5.09	6.75	4.00
Long Call Options	2,760,000	4.67	5.00	4.00
Short Put Options	6,986,000	3.44	4.50	2.50
2013
Price Swap Contracts	19,400,000	4.75	9.15	3.30
Collar Contracts
Short Call Options	1,825,000	5.25	5.25	5.25
Long Put Options	1,500,000	6.09	6.15	6.00
Long Call Options	3,625,000	5.87	7.00	4.75
Short Put Options	18,748,500	3.18	5.00	3.00
2014
Price Swap Contracts	3,125,000	6.27	7.50	5.60
Collar Contracts
Short Call Options	3,475,000	7.05	9.00	6.00
Long Put Options	1,650,000	6.73	7.00	6.00
Short Put Options	2,623,500	4.14	5.50	3.00
2015
Price Swap Contracts	1,825,000	5.91	5.91	5.91
2016
Collar Contracts
Short Call Options	455,000	7.50	7.50	7.50
Long Put Options	455,000	5.50	5.50	5.50
Short Put Options	455,000	4.00	4.00	4.00

We had the following open derivative contracts for crude oil at June 30, 2012 (unaudited):

OIL DERIVATIVE CONTRACTS

		Weighted	Range
Period and Type of Contract	Volume in Bbls	Average	High	Low
2012
Price Swap Contracts	266,800	$114.10	$121.15	$80.20
Collar Contracts
Short Call Options	753,398	116.56	132.00	90.00
Long Put Options	736,000	97.53	105.00	65.00
Long Call Options	151,350	99.25	123.50	80.20
Short Put Options	967,100	77.09	85.00	68.75
2013
Price Swap Contracts	392,000	89.75	94.74	77.00
Collar Contracts
Short Call Options	998,660	118.03	134.00	90.00
Long Put Options	1,273,500	108.35	115.00	85.00
Long Call Options	197,475	94.14	127.00	79.00
Short Put Options	1,538,500	80.85	90.00	60.00
2014
Price Swap Contracts	255,050	96.57	105.48	81.00
Collar Contracts
Short Call Options	273,750	$125.70	$133.50	$107.50
Long Put Options	670,950	89.32	100.00	80.00
Short Put Options	777,530	70.78	80.00	60.00
2015
Price Swap Contracts	401,500	99.30	99.30	99.30
Collar Contracts
Short Call Options	246,350	125.12	135.98	116.40
Long Put Options	319,350	87.57	90.00	85.00
Short Put Options	319,350	66.86	70.00	60.00
2016
Price Swap Contracts	292,800	94.95	95.00	94.90
Collar Contracts
Short Call Options	36,400	130.00	130.00	130.00
Long Put Options	36,400	95.00	95.00	95.00
Short Put Options	36,400	75.00	75.00	75.00

In those instances where contracts are identical as to time period, volume and strike price, but opposite as to direction (long and short), the volumes and average prices have been netted in the two tables above. In some instances our counterparties in the offsetting contracts are not the same, and may have different credit ratings.

We had the following open financial basis swap contracts for natural gas at June 30, 2012 (unaudited):

Volume in MMbtu	Reference Price 1 (1)	Reference Price 2 (1)	Period	Spread ($ per MMbtu)
920,000	NYMEX Henry Hub	Houston Ship Channel	July ’12 —Dec ’12	$0.1575
1,840,000	NYMEX Henry Hub	Houston Ship Channel	July ’12 —Dec ’12	$0.1400
3,650,000	NYMEX Henry Hub	Houston Ship Channel	Jan ’13 — Dec ’13	$0.0625

(1)	The spread in these trades limits the differential of the settlement quotation prices for NYMEX Henry Hub over the Houston Ship Channel index published in Inside FERC.

We had the following open financial basis swap contracts for oil at June 30, 2012 (unaudited):

Volume in Bbl	Reference Price 1 (2)	Reference Price 2 (2)	Period	Average Spread ($ per Bbl)
828,000	Brent IPE	Argus Louisiana Light Sweet	July ’12 —Dec ’12	$1.92
1,277,500	Brent IPE	Argus Louisiana Light Sweet	Jan ’13 — Dec ’13	$3.09

(2)	The spread in these trades limits the differential of the settlement quotation prices for Brent IPE over Argus Louisiana Light Sweet crude.

We had the following open interest rate swap contract at June 30, 2012 (unaudited):

Term	Principal Amount	Interest Rate (3)
	(dollars in thousands)
Floating to Fixed Rate Swap:
July 2012 — August 2012	$50,000	4.95%

(3)	The floating rate is the three-month LIBOR rate.

7. ASSET RETIREMENT OBLIGATIONS

A summary of the changes in asset retirement obligations is included in the table below (unaudited, dollars in thousands):

Balance, December 31, 2011	$46,096
Liabilities incurred	235
Liabilities assumed with acquired producing properties	91
Liabilities settled	(1,161)
Accretion expense	881

Balance, June 30, 2012	46,142
Less: Current portion	2,201

Long term portion	$43,941

8. LONG-TERM DEBT AND NOTES PAYABLE TO FOUNDER

Long-term debt consists of the following:

	June 30, 2012	December 31, 2011
	(unaudited)
	(dollars in thousands)

Senior Debt — On May 13, 2010, we entered a Sixth Amended and Restated Credit Agreement (as amended, the “credit facility”). The credit facility matures on May 23, 2016 and is secured by substantially all of our oil and gas properties. The credit facility borrowing base is redetermined periodically and, as of June 30, 2012, the borrowing base under the facility was $350 million. The credit facility bears interest at LIBOR plus applicable margins between 2.00% and 2.75% or a “Reference Rate,” which is based on the prime rate of Wells Fargo Bank, N. A., plus a margin ranging from 1.00% to 1.75%, depending on the utilization of our borrowing base. The rate was 2.5% as of June 30, 2012 and 2.774% as of December 31, 2011.

	$221,790	$188,790

Senior Notes due 2018 — On October 13, 2010, we issued senior notes due October 15, 2018 with a face value of $300 million, at a discount of $2.1 million. The senior notes carry a face interest rate of 9 5/8%, with an effective rate of 9 3/4%; interest is payable semi-annually each April 15th and October 15th. The senior notes are secured by general corporate credit, and effectively rank junior to any of our existing or future secured indebtedness, which includes the credit facility. The senior notes are unconditionally guaranteed on a senior unsecured basis by each of our material subsidiaries. The balance is presented net of unamortized discount of $1.6 million and $1.8 million at June 30, 2012 and December 31, 2011, respectively.

	298,376	298,246

Total long-term debt	$520,166	$487,036

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

The credit facility and senior notes include covenants requiring us to maintain certain financial covenants including a current ratio, leverage ratio, and interest coverage ratio. At June 30, 2012, we were in compliance with the covenants. The terms of the credit facility also restrict our ability to make distributions and investments.

In addition, we have notes payable to our founder which bear simple interest at 10% with a balance of $21.5 million and $20.9 million at June 30, 2012 and December 31, 2011, respectively. The notes mature December 31, 2018. Interest and principal are payable at maturity. The notes are subordinate to all debt. Interest on the notes payable to our founder amounted to $603,000 and $600,000 for the six months ended June 30, 2012 and 2011, respectively, and $302,000 and $302,000 for the three months ended June 30, 2012 and 2011, respectively. Such amounts have been added to the balance of the notes.

9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following provides the detail of accounts payable and accrued liabilities:

	June 30, 2012	December 31, 2011
	(unaudited)
	(dollars in thousands)
Capital expenditures	$28,513	$19,119
Revenues and royalties payable	7,329	6,742
Operating expenses/taxes	21,794	21,147
Compensation	8,175	3,567
Acquisition costs payable	3,846	2,883
Other	6,445	5,754

Total accrued liabilities	76,102	59,212
Accounts payable	12,574	11,083

Accounts payable and accrued liabilities	$88,676	$70,295

10. COMMITMENTS AND CONTINGENCIES

Contingencies

Hilltop Field Litigation: On July 23, 2009, we made a payment of $25.5 million and took assignment of substantially all working interests that Chesapeake Energy Corporation (“Chesapeake”) had acquired from Gastar Exploration Ltd. (“Gastar”) in an approximate 50,000 acre area of Leon and Robertson Counties, Texas known as the Hilltop Field, in which the Deep Bossier formation was the principal focus for development. We had exercised our preferential right to purchase these interests from Gastar in late 2005, but Gastar and Chesapeake had opposed this and Chesapeake took record title at that time. We finally and conclusively prevailed when, in 2008, a Texas court of appeals directed that specific performance take place. In early 2009, the Texas Supreme Court denied the defendants’ request to review the appeal. As a result, we were able to take assignment of working interests in over 30 producing wells and participate in further development of the area, primarily with EnCana, but also with Gastar. A subsequent payment to EnCana of $15.2 million plus purchase accounting adjustments of $3.8 million brought the total cost of the acquisition to $44.5 million. While the ownership of these interests has been decided by the courts, we had pursued other claims against Chesapeake and Gastar; Chesapeake claimed an additional $36.3 million of past expenses. The case was set for trial on April 24, 2012. Shortly before the trial was to begin, we reached an agreement in principle to settle with the Chesapeake-related defendants. We also entered into a settlement agreement with Gastar. The effects of these settlements, recorded in the second quarter of 2012, were not material to our financial position or results of operations.

Environmental claims: Management has established a liability for soil contamination in Florida of $1.0 million at June 30, 2012 and $990,000 at December 31, 2011, based on our undiscounted engineering estimates. The obligations are included in other long-term liabilities in the accompanying consolidated balance sheets.

Various landowners have sued The Meridian Resource Corporation and its subsidiaries (“Meridian”), which we acquired in 2010, in lawsuits concerning several fields in which Meridian has had operations. The lawsuits seek injunctive relief and other relief, including unspecified amounts in both actual and punitive damages for alleged breaches of mineral leases and alleged failure to restore the plaintiffs’ lands from alleged contamination and otherwise from Meridian’s oil and natural gas operations. We are unable to express an opinion with respect to the likelihood of an unfavorable outcome of the various environmental claims or to estimate the amount or range of potential loss should the outcome be unfavorable. Therefore, we have not provided any amount for these claims in our financial statements at June 30, 2012.

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

We have a contingent commitment to pay an amount up to a maximum of approximately $2.9 million for properties acquired in 2008. The additional purchase consideration will be paid if certain product price conditions are met.

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

14. SUBSEQUENT EVENTS

Management has evaluated all events subsequent to the balance sheet date of June 30, 2012, and has determined that no events require disclosure.

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

Significant Acquisitions

Sydson Acquisition

On April 21, 2011, we purchased from Sydson Energy and certain of its related parties (together, “Sydson” and the “Sydson acquisition”) certain oil and natural gas assets primarily located in Texas and South Louisiana in which we had jointly participated with Sydson. The purchase price was $27.5 million in cash (a total cost of $28.4 million including abandonment liabilities we assumed). Total net proved reserves acquired were estimated at the date of purchase to be 800 MBOE (5 Bcfe), 45% of which was oil. By virtue of this acquisition, we increased our after payout net revenue interest in the Eagle Ford Shale by over 50% at the time of the acquisition. Funding for the acquisition was provided through our credit facility. In addition, litigation associated with a portion of the assets purchased was resolved as a result of the transaction.

TODD Acquisition

On June 17, 2011, we purchased from Texas Oil Distribution & Development, Inc. and Matrix Petroleum LLC and certain other parties (together, “TODD” and the “TODD acquisition”) certain oil and natural gas assets primarily located in Texas and South Louisiana in which we had jointly participated with TODD. The purchase price was $22.5 million in cash (a total cost of $23.4 million including abandonment liabilities we assumed). Total net proved reserves acquired were estimated at the date of purchase to be 700 MBOE (4 Bcfe), 36% of which was oil. By virtue of this acquisition, we increased our after payout net revenue interest in the Eagle Ford Shale by an additional 15% at the time of the acquisition. Funding for the acquisition was provided through our credit facility. In addition, litigation associated with TODD was resolved as a result of the transaction.

Outlook

Natural gas prices declined significantly during 2011 and the first half of 2012, closing at $2.77 for the July 2012 NYMEX Henry Hub Futures contract settled June 29, 2012. The reduction in prices has been caused by many factors, including recent increases in North American natural gas production, warmer than normal winter weather and high levels of natural gas in storage. Prices for oil and natural gas liquids did not significantly decline in 2011 but decreased in the second quarter of 2012, with the NYMEX West Texas Intermediate crude oil futures contract for July 2012 closing at $81.80 on June 30, 2012.

We have hedged approximately 89% of our forecasted PDP production through 2016 at prices higher than those currently prevailing for natural gas. However, if prices for natural gas remain depressed for long periods, we may be required to write down the value of our oil and natural gas properties or revise our development plans, which may cause certain of our undeveloped well locations to no longer be deemed proved. In addition, sustained low prices for natural gas will reduce the amounts we would otherwise have available to pay expenses and service our debt obligations.

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

Oil prices decreased during the second quarter of 2012 and remain unstable. We expect oil prices to remain volatile in the future. Factors affecting the price of oil include worldwide economic conditions, including the European credit crisis, geopolitical activities, including developments in the Middle East, worldwide supply disruptions, weather conditions, actions taken by the Organization of Petroleum Exporting Countries and the value of the U.S. dollar in international currency markets.

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

Operations Update

South Louisiana

At Weeks Island, our largest oilfield, we drilled and completed seven successful oil wells in the first half of 2012; of these, four were in production, two were awaiting pipeline tie-in, and one was not yet on production, as of June 30, 2012. We were also in the process of drilling two wells at Weeks Island as of the end of the second quarter having initiated a two-rig drilling program near the end of the second quarter. We expect to continually utilize two drilling rigs and one to two workover rigs in this field through the end of 2012, and at least one drilling rig through mid-2013. Production from Weeks Island was approximately 2,000 BOE per day (net to our interest, 88% oil) for the first half of 2012, and 2,200 BOE per day for the second quarter, as compared to 1,700 BOE per day for the first quarter.

In our Ramos Field, we successfully recompleted the Thibodaux #3 well, and brought it online in late June 2012 and it is producing at a rate of approximately 6.4 Mmcf/day and 300 barrells of natural gas liquids per day.

Total production net to our interest from all of our properties in South Louisiana for the first half of 2012 was 461 MBbl’s (including NGL’s) and 3.3 Bcf of natural gas.

East Texas/Hilltop

Our Hilltop field in Leon and Robertson Counties continues to produce a significant portion of our gas sales, principally from the Deep Bossier formation, at approximately 33 MMcf per day (net to our interest) for the first half of 2012. We have focused our efforts on liquids-rich targets and chosen to delay further investments in the historically prolific Deep Bossier natural gas play. We continue to develop, test, and evaluate formations other than the Deep Bossier, such as the Buda, Knowles, Woodbine, Eagle Ford and Austin Chalk. During the first half of 2012, we participated with EnCana in the completion of three oil wells in the Woodbine formation. We also completed our first operated well in Hilltop, a successful horizontal oil well in the Austin Chalk formation, and drilled a vertical well which we intend to complete as an oil well in the Lower Woodbine formation.

Our other interests in East Texas are principally in San Jacinto, Montgomery, and Polk Counties and primarily produce from the Yegua, Wilcox, MidCox, Austin Chalk, Eagle Ford, Woodbine, and Edwards formations. We applied significant efforts to debottleneck the Coldspring field during the quarter, having taken over operations of this oil and liquids-rich natural gas field earlier in the year. We intend to continue to pursue opportunities in other prospective and productive formations, such as the Buda, Glen Rose, Pettet, Woodbine, Edwards, and Midway Shale formations, in other East Texas properties. Total production from our East Texas region was 9 Bcfe (87% natural gas) for the first half of 2012, including 6 Bcfe from the Hilltop field.

Oklahoma

We have targeted our Oklahoma properties for further development with increased capital spending in 2012. We expect to improve oil production from these properties by deepening existing wellbores and downspacing to 40 acre units, and by recompleting existing wellbores to other previously unexploited zones. We believe this is a low-cost and low-risk strategy to increase oil production. During the first half of 2012, we deepened or reactivated nine wellbores into the Mississippian Lime formation and are evaluating the fieldwide potential for additional exploitation. Our Oklahoma properties produced 94 MBbl’s of oil and 0.5 Bcf of natural gas net to our interest during the first half of 2012.

Eagle Ford Shale

We are participating with Murphy Oil Corporation (“Murphy”), the operator of our Eagleville field, in what we expect to be at least a five year program that began in 2011 in which we expect to drill at least 120 wells targeting the Eagle Ford Shale in Karnes County, Texas. At the end of the second quarter of 2012, we had working interests in 35 producing wells in the Eagle Ford Shale, and overriding interests in three additional wells. Another thirteen wells had been drilled and were awaiting completion. Through mid-August 2012, four additional wells with working interests have begun production in this field. Murphy is operating three drilling rigs, a fracturing team, and a coil tubing unit in the area. We produced approximately 1,800 BOE per day from the Eagleville field (net to our interest, 94% oil and natural gas liquids) during the first half of 2012.

Results of Operations: Three Months Ended June 30, 2012 v. Three Months Ended June 30, 2011

	Three Months Ended June 30,		Increase
	2012	2011	(Decrease)	% Change
	(dollars in thousands, except average sales price and unit costs)
Summary Operating Information:
Net Production:
Natural gas (MMcf)	6,027	7,979	(1,952)	(24)%
Oil (MBbls)	505	376	129	34%
Natural gas liquids (MBbls)	96	50	46	92%
Total natural gas equivalent (MMcfe)	9,634	10,535	(901)	(9)%
Average daily gas production (MMcfe per day)	105.9	115.8	(9.9)	(9)%
Average Sales Price:
Natural gas (per Mcf) realized	$4.37	$4.85	$(0.48)	(10)%
Natural gas (per Mcf) unhedged	2.53	4.21	(1.68)	(40)%
Oil (per Bbl) realized	105.10	104.50	0.60	1%
Oil (per Bbl) unhedged	103.88	110.97	(7.09)	(6)%
Natural gas liquids (per Bbl) realized (1)	46.37	56.87	(10.50)	(18)%
Combined (per Mcfe) realized	8.71	7.68	1.03	13%
Hedging Activities:
Realized natural gas revenue gain	$11,089	$5,120	$5,969	117%
Realized oil revenue gain (loss)	619	(2,434)	3,053	125%
Summary Financial Information
Revenues
Natural gas	$26,341	$38,731	$(12,390)	(32)%
Oil	53,054	39,292	13,762	35%
Natural gas liquids	4,470	2,847	1,623	57%
Other revenues	686	297	389	131%
Unrealized gain (loss) — oil and natural gas derivative contracts	24,306	14,377	9,929	69%

	108,857	95,544	13,313	14%
Expenses
Lease and plant operating expense	17,196	15,041	2,155	14%
Production and ad valorem taxes	5,853	4,069	1,784	44%
Workover expense	2,683	2,352	331	14%
Exploration expense	2,034	5,690	(3,656)	(64)%
Depreciation, depletion, and amortization expense	25,121	22,963	2,158	9%
Impairment expense	2,710	4,929	(2,219)	(45)%
Accretion expense	441	476	(35)	(7)%
General and administrative expense	12,414	8,843	3,571	40%
Interest expense, net	9,794	6,831	2,963	43%
Litigation settlement	(1,250)	—	(1,250)	NA
(Gain) on contract settlement	—	(1,285)	1,285	NA
Provision for state income taxes	—	75	(75)	NA

Net income	$31,861	$25,560	$6,301	25%

Average Unit Costs per Mcfe:
Lease and plant operating expense	$1.78	$1.43	$0.35	24%
Production and ad valorem tax expense	0.61	0.39	0.22	56%
Workover expense	0.28	0.22	0.06	27%
Exploration expense	0.21	0.54	(0.33)	(61)%
Depreciation, depletion and amortization expense	2.61	2.18	0.43	20%
General and administrative expense	1.29	0.84	0.45	54%

(1)	We do not utilize hedges for natural gas liquids.

Revenues

Natural gas revenues for the three months ended June 30, 2012 decreased $12.4 million, or 32%, to $26.3 million from $38.7 million in 2011. The decrease in natural gas revenue was attributable to a lower average realized price during the second quarter of 2012 and to decreased production volumes. The price of natural gas exclusive of hedging decreased 40% in the second quarter of 2012; the overall realized price (including hedging gains and losses) decreased 10% from $4.85 per Mcf in the second quarter of 2011 to $4.37 per Mcf in the second quarter of 2012, resulting in a decrease in natural gas revenues of approximately $2.9 million. Approximately $9.5 million of the decrease in revenues from natural gas was due to a decrease in production of 2.0 Bcf, or 24%. This decline is primarily due to our Hilltop field, which produced 2.8 Bcf in the second quarter of 2012, compared to 4.8 Bcf in the second quarter of 2011.

Oil revenues for the three months ended June 30, 2012 increased $13.8 million, or 35%, to $53.1 million from $39.3 million in 2011. The increase in revenue was attributable to increased production volumes coupled with a higher average realized price. Approximately $13.5 million of the increase was due to an increase in production of 129 MBbls, or 34%. This increase is primarily due to production from our Eagleville field, which increased 81 MBbls in the second quarter of 2012 as compared to the second quarter of 2011, from 52 MBbls to 133 MBbls. The price of oil exclusive of hedging decreased 6% in the second quarter of 2012; the overall realized price (including hedging gains and losses) increased 1% from $104.50 per Bbl in the second quarter of 2011 to $105.10 per Bbl in the second quarter of 2012, resulting in an increase in oil revenues of approximately $0.3 million.

Natural gas liquids revenues increased $1.6 million, or 57%, during the second quarter of 2012 compared to the same period in 2011. A 92% increase in volumes from 50 MBbls to 96 MBbls was offset by a decrease in our average price of 18%, from $56.87 per Bbl to $46.37 per Bbl. The increase in volume is due to a prior period adjustment in the Eagleville field of 39 MBbls.

Other revenues were $0.7 million during the three months ended June 30, 2012 as compared to $0.3 million during the three months ended June 30, 2011. The increase is the result of an increase in rental income from our drilling rig.

Unrealized gain(loss) — oil and natural gas derivative contracts was a gain of $24.3 million during the three months ended June 30, 2012 as compared to a gain of $14.4 million during the same period in 2011. The significant fluctuation from period to period is due to the volatility of oil and natural gas prices and changes in our outstanding hedging contracts during these periods. The majority of the gains were related to the decrease in oil prices during the second quarter of 2012, which increased the unrealized value of our open derivative contracts.

Expenses

Lease and plant operating expense increased $2.2 million in the second quarter of 2012 as compared to the second quarter of 2011, from $15.0 million to $17.2 million, due to increased expenses for field services, chemicals and overhead, $1.6 million, compression, $0.4 million, and salt water disposal, $0.3 million. The increases were primarily due to new wells, which were chiefly for oil production. On a unit basis, lease and plant operating expense increased from $1.43 per Mcfe to $1.78 per Mcfe for the three months ended June 30, 2011 and 2012, respectively.

Production and ad valorem taxes increased $1.8 million, or 44%, to $5.9 million for the second quarter of 2012, as compared to $4.1 million for the second quarter of 2011. Ad valorem taxes increased $0.4 million, primarily due to increases in asset values. Production taxes increased $1.4 million, due to a change in our production mix. Production tax as a percentage of product revenues before realized hedging gains and losses was approximately 7% for the quarter ended June 30, 2012 and 4% for the corresponding period in 2011. Reduced production from our Hilltop field, which is subject to certain production tax exemptions, coupled with increased revenues from oil and natural gas liquids, increased the overall tax rate.

Workover expense increased from the second quarter of 2011 to the second quarter of 2012, from $2.4 million to $2.7 million, respectively. This expense varies depending on activities in the field.

Exploration expense includes the costs of our geology department, costs of geological and geophysical data, delay rentals, expired leases, and dry holes. Exploration expense decreased from $5.7 million for the second quarter of 2011 to $2.0 million for the second quarter of 2012, primarily due to dry holes recorded in the second quarter of 2011.

Depreciation, depletion and amortization increased $2.1 million to $25.1 million for the second quarter of 2012 as compared to an expense of $23.0 million for the second quarter of 2011. On a per unit basis, this expense increased from $2.18 to $2.61 per Mcfe. The rate is a function of capitalized costs of proved properties, reserves and production by field.

Impairment expense decreased from $4.9 million in the second quarter of 2011 to $2.7 million in the second quarter of 2012. This expense varies with the results of drilling, as well as with price declines and other factors which may render some projects uneconomic, resulting in impairment.

Accretion expense is related to our obligation for retirement of oil and natural gas wells and facilities. We record these liabilities when we place the assets in service, using discounted present values of the estimated future obligation. We then record accretion of the liabilities as they approach maturity. Accretion expense was $0.4 million and $0.5 million for the second quarter of 2012 and 2011, respectively.

General and administrative expense increased $3.6 million for the second quarter of 2012 to $12.4 million from $8.8 million for the second quarter of 2011. The increase is principally due to increased salary and benefits expenses of $3.5 million, primarily due to additional accruals for our bonus program and to additional personnel. On a per unit basis, general and administrative expenses increased from $0.84 to $1.29 per Mcfe.

Interest expense, net increased $3.0 million for the second quarter of 2012 to $9.8 million from $6.8 million for the second quarter of 2011. This increase is primarily due to interest rate hedge gains of $2.8 million recorded in the second quarter of 2011, related to certain interest rate hedge contract modifications.

Litigation settlement is related to the settlement of our litigation with Gastar, under which Gastar paid us $1.25 million in damages in the second quarter of 2012.

Gain on contract settlement is related to the settlement of an obligation we assumed with our acquisition of The Meridian Resource Corporation (“Meridian”). The obligation related to underutilization of two contracted drilling rigs. We recorded an estimated liability of $9.8 million for the obligation upon purchase of Meridian in 2010. The obligation was subsequently settled in the second quarter of 2011 for $8.5 million, resulting in a gain of $1.3 million.

Results of Operations: Six Months Ended June 30, 2012 v. Six Months Ended June 30, 2011

	Six Months Ended June 30,		Increase
	2012	2011	(Decrease)	% Change
	(dollars in thousands, except average sales price and unit costs)
Summary Operating Information:
Net Production:
Natural gas (MMcf)	12,629	15,345	(2,716)	(18)%
Oil (MBbls)	965	724	241	33%
Natural gas liquids (MBbls)	149	108	41	38%
Total natural gas equivalent (MMcfe)	19,313	20,338	(1,025)	(5)%
Average daily gas production (MMcfe per day)	106.1	112.4	(6.3)	(5)%
Average Sales Price:
Natural gas (per Mcf) realized	$4.11	$4.83	$(0.72)	(15)%
Natural gas (per Mcf) unhedged	2.55	4.12	(1.57)	(38)%
Oil (per Bbl) realized	106.50	98.70	7.80	8%
Oil (per Bbl) unhedged	107.32	104.11	3.21	3%
Natural gas liquids (per Bbl) realized (1)	50.63	54.73	(4.10)	(7)%
Combined (per Mcfe) realized	8.40	7.45	0.95	13%
Hedging Activities:
Realized natural gas revenue gain	$19,629	$10,911	$8,718	80%
Realized oil revenue gain (loss)	(790)	(3,918)	3,128	80%
Summary Financial Information
Revenues
Natural gas	$51,880	$74,112	$(22,232)	(30)%
Oil	102,784	71,489	31,295	44%
Natural gas liquids	7,537	5,900	1,637	28%
Other revenues	1,384	766	618	81%
Unrealized gain (loss) — oil and natural gas derivative contracts	17,911	(4,808)	22,719	473%

	181,496	147,459	34,037	23%
Expenses
Lease and plant operating expense	33,114	28,372	4,742	17%
Production and ad valorem tax expense	12,083	9,470	2,613	28%
Workover expense	3,936	3,978	(42)	(1)%
Exploration expense	4,063	8,421	(4,358)	(52)%
Depreciation, depletion, and amortization expense	49,014	42,431	6,583	16%
Impairment expense	4,462	10,755	(6,293)	(59)%
Accretion expense	881	946	(65)	(7)%
General and administrative expense	20,383	14,593	5,790	40%
Interest expense, net	19,548	16,309	3,239	20%
Litigation settlement	(1,250)	—	(1,250)	NA
(Gain) on contract settlement	—	(1,285)	1,285	NA
Provision for state income taxes	—	75	(75)	NA

Net income	$35,262	$13,394	$21,868	163%

Average Unit Costs per Mcfe:
Lease and plant operating expense	$1.71	$1.40	$0.31	22%
Production and ad valorem tax expense	0.63	0.47	0.16	34%
Workover expense	0.20	0.20	—	0%
Exploration expense	0.21	0.41	(0.20)	(49)%
Depreciation, depletion and amortization expense	2.54	2.09	0.45	22%
General and administrative expense	1.06	0.72	0.34	47%

(1)	We do not utilize hedges for natural gas liquids.

Revenues

Natural gas revenues for the six months ended June 30, 2012 decreased $22.2 million, or 30%, to $51.9 million from $74.1 million in 2011. The decrease in natural gas revenue was attributable to a lower average realized price during the first half of 2012 and to decreased production volumes. The price of natural gas exclusive of hedging decreased 38% in the first half of 2012; the overall realized price (including hedging gains and losses) decreased 15% from $4.83 per Mcf in the first half of 2011 to $4.11 per Mcf in the first half of 2012, resulting in a decrease in natural gas revenues of approximately $9.1 million. Approximately $13.1 million of the decrease in revenues from natural gas was due to a decrease in production of 2.7 Bcf, or 18%. This decline is primarily due to our Hilltop field, which produced 6.0 Bcf in the first half of 2012, compared to 8.9 Bcf in the first half of 2011.

Oil revenues for the six months ended June 30, 2012 increased $31.3 million, or 44%, to $102.8 million from $71.5 million in 2011. The increase in revenue was attributable to increased production volumes coupled with a higher average realized price. Approximately $23.8 million of the increase was due to an increase in production of 241 MBbls, or 33%. This increase is primarily due to production from our Eagleville field, which increased 197 MBbls in the first half of 2012 as compared to the first half of 2011, from 58 MBbls to 255 MBbls. The price of oil exclusive of hedging increased 3% in the first half of 2012; the overall realized price (including hedging gains and losses) increased 8% from $98.70 per Bbl in the first half of 2011 to $106.50 per Bbl in the first half of 2012, resulting in an increase in oil revenues of approximately $7.5 million.

Natural gas liquids revenues increased $1.6 million, or 28%, during the first half of 2012 compared to the same period in 2011. A 38% increase in volumes from 108 MBbls to 149 MBbls was offset by a decrease in our average price of 7%, from $54.73 per Bbl to $50.63 per Bbl. The increase in volume is due to a prior period adjustment in the Eagleville field of 39 MBbls.

Other revenues were $1.4 million during the six months ended June 30, 2012 as compared to $0.8 million during the six months ended June 30, 2011. The increase is primarily the result of an increase in rental income from our drilling rig.

Unrealized gain(loss) — oil and natural gas derivative contracts was a gain of $17.9 million during the six months ended June 30, 2012 as compared to a loss of $4.8 million during the same period in 2011. The significant fluctuation from period to period is due to the volatility of oil and natural gas prices and changes in our outstanding hedging contracts during these periods. The majority of the gains were related to the decrease in oil prices during the second quarter of 2012, which increased the unrealized value of our open derivative contracts.

Expenses

Lease and plant operating expense increased $4.7 million in the first half of 2012 as compared to the first half of 2011, from $28.4 million to $33.1 million, due to increased expenses for field services, chemicals and overhead, $3.2 million, compression, $0.6 million, and salt water disposal, $0.7 million. The increases were primarily due to new wells, which were chiefly for oil production. On a unit basis, lease and plant operating expense increased from $1.40 per Mcfe to $1.71 per Mcfe for the six months ended June 30, 2011 and 2012, respectively.

Production and ad valorem taxes increased $2.6 million, or 28%, to $12.1 million for the first half of 2012, as compared to $9.5 million for the first half of 2011. Ad valorem taxes increased $0.8 million, primarily due to increases in asset values. Production taxes increased $1.8 million. Production tax as a percentage of product revenues before realized hedging gains and losses was approximately 7% for the six months ended June 30, 2012 and 5% for the corresponding period in 2011. Reduced production from our Hilltop field, which is subject to certain production tax exemptions, coupled with increased oil revenues, increased the overall tax rate.

Workover expense decreased $0.1 million from the first half of 2011 to the first half of 2012, from $4.0 million to $3.9 million, respectively. This expense varies depending on activities in the field.

Exploration expense includes the costs of our geology department, costs of geological and geophysical data, delay rentals, expired leases, and dry holes. Exploration expense decreased from $8.4 million for the first half of 2011 to $4.1 million for the first half of 2012.

Depreciation, depletion and amortization increased $6.6 million to $49.0 million for the first half of 2012 as compared to an expense of $42.4 million for the first half of 2011. On a per unit basis, this expense increased from $2.09 to $2.54 per Mcfe. The rate is a function of capitalized costs of proved properties, reserves and production by field.

Impairment expense decreased from $10.8 million in the first half of 2011 to $4.5 million in the first half of 2012. This expense varies with the results of drilling, as well as with price declines and other factors which may render some projects uneconomic, resulting in impairment.

Accretion expense is related to our obligation for retirement of oil and natural gas wells and facilities. We record these liabilities when we place the assets in service, using discounted present values of the estimated future obligation. We then record accretion of the liabilities as they approach maturity. Accretion expense was $0.9 million for each of the six-month periods ending June 30, 2012 and 2011.

General and administrative expense increased $5.8 million for the first half of 2012 to $20.4 million from $14.6 million for the first half of 2011. The increase is principally due to increased salary and benefits expenses of $4.3 million, primarily due to additional accruals for our bonus program and to additional personnel. In addition, expenses for consulting services increased $1.0 million, primarily for fees associated with litigation and engineering services. On a per unit basis, general and administrative expenses increased from $0.72 to $1.06 per Mcfe.

Interest expense, net increased $3.2 million for the first half of 2012 to $19.5 million from $16.3 million for the first half of 2011. This increase is primarily due to interest rate hedge gains of $2.8 million recorded in the first half of 2011, and to increased interest on our credit facility of $1.2 million, due primarily to higher average outstanding balances during the first half of 2012. Partially offsetting this increase was a decrease in amortization of loan costs of $0.6 million, due to the extension of the maturity date of our credit facility which was amended in May 2011.

Litigation settlement is related to the settlement of our litigation with Gastar, under which Gastar paid us $1.25 million in damages in the second quarter of 2012.

Gain on contract settlement is related to the settlement of an obligation we assumed with our acquisition of Meridian. The obligation related to underutilization of two contracted drilling rigs. We recorded an estimated liability of $9.8 million for the obligation upon purchase of Meridian in 2010. The obligation was subsequently settled in the second quarter of 2011 for $8.5 million, resulting in a gain of $1.3 million.

Liquidity and Capital Resources

Our principal requirements for capital are to fund our day-to-day operations, exploration and development activities, and to satisfy our contractual obligations, primarily for the repayment of debt and any amounts owed during the period related to our hedging positions.

Our 2012 capital budget is primarily focused on the development of existing core areas through exploitation and development. Currently, we plan to spend a total of approximately $220-240 million during 2012, of which approximately $119.6 million has been expended or accrued through June 30, 2012, including acquisitions. Approximately 52% of our capital budget for the second half of 2012 is allocated to our properties in the Eagle Ford Shale in South Texas, and at Weeks Island in South Louisiana, where the emphasis is on oil production. Our future drilling plans, plans of our drilling operators and capital budgets are subject to change based upon various factors, some of which are beyond our control, including drilling results, oil and natural gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, actions of our operators, gathering system and pipeline transportation constraints and regulatory approvals. Because a large percentage of our acreage is held by production, we have the ability to materially decrease our drilling and recompletion budget in response to market conditions with minimal risk of losing significant acreage.

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

Senior Notes

In October 2010, we issued $300 million of 9 5/8% senior notes due 2018 (“senior notes”) at a discount of $2.1 million, with an effective interest rate of 9 3/4%.

The senior notes are unsecured senior general corporate obligations, and effectively rank junior to any of our existing or future secured indebtedness, which includes our credit facility. The senior notes are unconditionally guaranteed on a senior unsecured basis by each of our material, wholly-owned subsidiaries.

Credit Facility

We have a senior secured revolving credit facility (“credit facility”) with Wells Fargo Bank, N.A. as the administrative agent. As of June 30, 2012, the credit facility was subject to a $350 million borrowing base limit, and we had $222 million outstanding under the credit facility. Our restricted subsidiaries are guarantors of the credit facility.

The borrowing base is redetermined each May 1 and November 1. In May 2012, the borrowing base was increased to $350 million. As of August 14, 2012, the available unused portion of the borrowing base was $118 million.

Our credit facility provides for two alternative interest rate bases and margins. Eurodollar loans accrue interest generally at the one-month London Interbank Offered Rate plus a margin ranging from 2.00% to 2.75%, depending on the utilization of our borrowing base. “Reference rate” loans accrue interest at the prime rate of Wells Fargo Bank, N.A., plus a margin ranging from 1.00% to 1.75%, depending on the utilization of our borrowing base. The total rate on all loans outstanding as of June 30, 2012 under the credit facility was 2.5%, which was based on the Eurodollar option.

The credit facility and the indenture governing the senior notes include covenants requiring us to maintain certain financial covenants including a current ratio, leverage ratio, and interest coverage ratio. At June 30, 2012, we were in compliance with the covenants. The terms of the credit facility also restrict our ability to make distributions and investments.

Cash flow provided by operating activities

Operating activities provided cash of $88.5 million during the six months ended June 30, 2012 as compared to $71.2 million during the comparable period in 2011. The $17.3 million increase in operating cash flows was attributable to changes in working capital accounts, partially offset by a decrease in the cash-based portions of our earnings. Changes in our working capital accounts, provided $15.9 million of cash flows as compared to use of $6.8 million of cash in 2011. The changes in working capital resulted in an increase of $22.7 million in cash flow. Cash-based items of net income, including revenues (exclusive of unrealized commodity gains or losses), operating expenses and taxes, general and administrative expenses, and the cash portion of our interest expense, decreased approximately $5.4 million, resulting in a negative impact on cash flow.

Cash flow used in investing activities

Investing activities used cash of $114 million during the six months ended June 30, 2012 as compared to cash used in investing of $155.4 million during the comparable period of 2011. A decrease in cash used in acquisition activities of $43.3 million was primarily due to $50 million expended in the first half of 2011 for the Sydson and TODD acquisitions. Investment in property and equipment increased by $1.9 million. On an accrual basis, aside from acquisition expenditures, capital spending generally increased, primarily for expenditures in our Eagleville and Weeks Island fields in South Texas and South Louisiana, respectively, and also in Oklahoma; these increases in spending were partially offset by a decrease in capital spending in our Hilltop field in East Texas, as compared to the first half of 2011.

Cash flow provided by financing activities

Financing activities provided cash of $32.9 million during the six months ended June 30, 2012 as compared to cash provided by financing of $84.9 million during the comparable period in 2011. Both periods reflected the effect of drawdowns from our credit facility.

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

Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings

See Part I, Item 1, Note 10 to our consolidated financial statements entitled “Commitments and Contingencies,” which is incorporated in this item by reference.

ITEM 1A.	Risk Factors

We are subject to certain risks and hazards due to the nature of the business activities we conduct. For a discussion of these risks, see “Item 1A. Risk Factors” in the 2011 Form 10-K. There have been no material changes with respect to the risk factors disclosed in the 2011 Form 10-K during the quarter ended June 30, 2012.

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

ALTA MESA HOLDINGS, LP
(Registrant)

	By:	ALTA MESA HOLDINGS GP, LLC, its
August 14, 2012		general partner

	By:	/s/ Harlan H. Chappelle
Harlan H. Chappelle
August 14, 2012		President and Chief Executive Officer

	By:	/s/ Michael A. McCabe
Michael A. McCabe
Vice President and Chief Financial Officer