Form 10-K
period 2012-12-31
Alta Mesa Holdings, LP
filed 2013-03-27
CIK 1518403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended: December 31, 2012

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

PART I

Item 1. Business

Our Company

Alta Mesa Holdings, LP (“Alta Mesa,” the “Company,” “us,” “our,” or “we”) is a privately held company engaged primarily in onshore oil and natural gas acquisition, exploitation, exploration and production whose focus is to maximize the profitability of our assets in a safe and environmentally sound manner. We seek to maintain a portfolio of lower risk properties in plays with known resources where we identify a large inventory of lower risk drilling, development, and enhanced recovery and exploitation opportunities. Our core properties are located in Texas, Louisiana, and Oklahoma. We believe there exist decades of future development potential in our balanced portfolio of assets — principally historically prolific fields in Oklahoma, the onshore Gulf Coast areas of Texas and South Louisiana, East Texas, and the Eagle Ford Shale in South Texas. We maximize the profitability of our assets by focusing on sound engineering, enhanced geological techniques including 3-D seismic analysis, and proven drilling, stimulation, completion, and production methods.

We have increased production at a compounded annual rate of approximately 39% since 2008 through a focused program of drilling and field re-development complemented by strategic acquisitions. As of December 31, 2012, our estimated total proved oil and natural gas reserves were approximately 310 Bcfe, of which 64% were classified as proved developed. Our proved reserve mix is approximately 49% natural gas, 40% oil and 11% natural gas liquids with a reserve life index of 8.6 years for the year ended December 31, 2012. Excluding the Hilltop field and Eagle Ford Shale assets, which include approximately 35% of the PV-10 value of our proved reserves and where EnCana Oil & Gas (USA), Inc. (“EnCana”) and Murphy Oil Corporation (“Murphy Oil”), respectively, are the principal operators, we maintain operational control of the majority of our properties, either through directly operating them, or through structured operating arrangements with minority interest holders.

Our areas of focus are typically characterized by multiple hydrocarbon pay zones, and because in many cases we are re-developing fields and areas originally discovered and developed by major oil and natural gas companies and other independent producers, our assets are typically served by existing infrastructure. As a result, we believe that our business model lowers geological, mechanical, and market-related risks. We focus on properties within our core operating areas that we believe have significant development and exploration opportunities and where we can apply our technical experience and economies of scale to increase production and proved reserves while lowering lease operating and capital costs. Additionally, we have consistently created value through workovers and re-completions of existing wells, infill drilling, operations improvements, secondary recovery and 3-D seismic-driven drilling. We expect to continue production growth in our core areas by exploiting known resources with continued well workovers, development drilling and enhanced recovery programs, and disciplined exploration.

Corporate Partner and Structure

We began operations in 1987, and have funded development and operating activities primarily through cash from operations, capital raised from equity contributed by our founder, capital contributed by a private equity partner, borrowings under our bank credit facilities, and proceeds from the issuance in October 2010 and October 2012 of an aggregate $450 million of principal amount of our senior secured notes due October 15, 2018 (“senior notes”). Our capital partner, Alta Mesa Investment Holdings Inc. (“AMIH”), is an affiliate of Denham Commodity Partners Fund IV LP (“DCPF IV”). DCPF IV is advised by Denham Capital Management LP, a private equity firm focused on energy and commodities. Since investing in us as a limited partner in 2006, AMIH has contributed $150 million in equity and has received $50 million in distributions.

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

Acquisition Activity

In 2010, we acquired The Meridian Resource Corporation (“Meridian”), a public exploration and production company, at a cost of $158 million. With this major acquisition we expanded our holdings in Texas and South Louisiana, and increased our reserves by 75 Bcfe, approximately 30%. Significant properties acquired included Weeks Island, a prolific mature oilfield in Louisiana first developed by major oil companies, and certain unproved acreage in Karnes County, Texas, which we are developing in the Eagle Ford shale.

We followed the Meridian purchase in 2011 with acquisitions of properties from Sydson Energy (“Sydson”) and Texas Oil Distribution & Development, Inc. and Matrix Petroleum LLC (“TODD”). The Sydson and TODD acquisitions enhanced our ownership of legacy Meridian properties, including properties in our Eagle Ford shale development. Total cost of the two acquisitions was $51.8 million, and total reserves added were approximately 9 Bcfe.

Additionally, with our acquisition of an interest in Hilltop field in East Texas in 2009, we increased our reserves approximately 80% at the time. Although we are currently deemphasizing capital spending in this prolific dry gas field, it has been a significant contributor to our growth through reserve development and by providing significant cash flow.

Our Strategy

Our objective is to increase reserves and production by applying sound engineering and geological analyses, combined with safe and cost-effective operations, in areas we have identified as under-developed and over-looked.

•

Exploit Known Resources in a Repeatable Manner. The majority of our assets are in mature fields previously developed by major oil and natural gas companies or other independent producers, prior to the advent of newer technology that can be applied today. Our objective is to enhance existing production in these properties by using our engineering and geological expertise to convert undeveloped reserves to active production, and to efficiently reduce operating and capital costs. We leverage previous experience and knowledge to continually improve our operations and guide our future development and expansion.

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

•

Optimize Production Mix Based on Market Conditions. Our diversified asset base enables us to efficiently and rapidly adjust our development activity in response to market prices. Currently, we intend to take advantage of the favorable oil price environment by continuing to exploit oil and natural gas liquids opportunities within our portfolio. Oil and natural gas liquids together represent 40% of our 2012 production, measured on the traditional energy content ratio of 6:1 between natural gas and crude oil. However, 70% of our products revenues came from oil and natural gas liquids for the year ended December 31, 2012 (79% excluding hedging gains and losses). Oil and liquids-rich gas opportunities represented approximately 92% of our 2012 capital budget and represent approximately 90% of our 2013 capital budget. Commodity mix will be a key consideration as we evaluate future drilling and acquisition opportunities.

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

•

Mitigate Commodity Price Risk. Due to the volatility of oil and natural gas prices, we periodically enter into derivative transactions for a portion of our oil and natural gas production. This allows us to reduce exposure to low prices and achieve more predictable cash flows. We retain commodity price upside potential through active management of our portfolio of derivative transactions, as well as through future production and reserve growth. As of December 31, 2012, we have hedged approximately 81% of our forecasted PDP production through 2017 at average annual prices ranging from $4.72 per MMBtu to $5.91 per MMBtu and $90.00 per Bbl to $108.08 per Bbl.

•

Maintain Financial Flexibility. In order to maintain our financial flexibility, we plan to fund our 2013 capital budget predominantly with cash flow from operations supplemented by borrowings under our credit facility. Our operational control of many properties enables us to manage the timing of a substantial portion of our capital investments. At December 31, 2012, under our senior secured revolving credit facility, we had $155 million in borrowings outstanding and $159 million available for borrowing.

Our Strengths

We believe that the following strengths provide us with significant competitive advantages and position us to continue to achieve our business objective and execute our strategies:

•

Proven Track Record of Reserves and Production Growth. We have increased production at a compounded annual rate of approximately 39% since 2008 through a focused program of drilling and field re-development complemented by strategic acquisitions. Based on our long-term historical performance and our business strategy, we believe we have the opportunities, experience and knowledge to continue growing both our reserves and production.

•

High Quality Portfolio of Under-Exploited Properties and Multi-Year, Low-Risk Drilling and Wellbore Utilization Inventory. The bulk of our assets are producing properties with significant opportunities for additional exploitation and exploration. We have created and expect to maintain a multi-year drilling inventory and a continuing program of well recompletions, typically to shallower productive zones as deeper formations deplete over time. As of December 31, 2012, our inventory of proved reserve projects consists of 237 PDNP opportunities, 98 of which are recompletions in East Texas (which includes five in Hilltop field), and 157 PUD locations, including 70 PUD locations in the Eagle Ford Shale, 44 PUD locations in Oklahoma, and nine PUD locations in Weeks Island. We believe that we have significant additional development opportunities that are not classified as proved reserves. By targeting productive zones in multiple stacked pays we are able to minimize exploration risk and costs.

•

Geographically and Geologically Diverse Asset Base. We have a balanced portfolio of low-risk conventional and high-impact resource assets across various historically productive basins. Our core assets are located in South Texas, where our Eagle Ford Shale assets are an oil and liquids-rich gas resource; in South Louisiana, where our most significant field is Weeks Island, a large oil field with multiple stacked pay sands; in the Hilltop field in East Texas, where the Deep Bossier is a prolific natural gas sand formation, and we believe prospective potential exists in the shallower, oil-prone zones including the Woodbine and Austin Chalk; in other East Texas legacy fields with condensate-rich gas; and in Oklahoma, where our assets are predominantly shallow-decline, long-lived oil fields, which we believe have additional prospective potential in the Mississippian Lime, Hunton, and other formations. Our core properties are located in areas that benefit from an experienced and well-established service sector, efficient state regulation, and available midstream infrastructure and services. In addition, based on our reserve report as of December 31, 2012, approximately 85% of our total future net undiscounted revenues are expected to be generated from the production of proved oil and NGL reserves. We believe our geographic and geologic diversification enables us to allocate our capital more profitably, manage market, weather and regulatory risks, and capitalize on technological improvements.

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

Reserve and Production Overview

The following table describes our reserves and production profile as of December 31, 2012:

Property	Total Proved Reserves (Bcfe)	% Proved Developed(1)	Oil and NGLs as % of Total Proved Reserves(1)	PV-10 ($ in (millions)(2)	Net Acreage(3)	Net Producing Wells	Average Daily Net Production (MMcfe/d)	Reserve Life Index (Years)(4)
South Louisiana	71.8	67.0%	46.3%	$302.3	25,127	47.2	31.6	6.2
Eagle Ford	55.7	39.7%	91.0%	297.4	3,424	9.8	13.0	11.8
East Texas	42.5	84.3%	42.6%	79.7	46,285	84.3	14.5	8.0
Oklahoma	52.4	75.1%	75.0%	121.0	38,362	178.2	5.9	24.3
Hilltop	44.1	92.5%	0.4%	25.9	11,902	16	27.7	4.4
Other	43.9	29.7%	37.4%	88.1	122,778	50.7	6.3	18.7

All Properties	310.4	64.2%	50.9%	$914.4	247,878	386.2	99.0	8.6

(1)	Computed as a percentage of total reserves of the property.
(2)	Based on unweighted average prices as of the first of each month during the 12 months ended December 31, 2012 of $94.71 per Bbl and $2.76 per MMBtu.
(3)	Includes developed and undeveloped acreage.
(4)	Calculated by dividing total proved reserves as of December 31, 2012 by average daily net production for 2012.

Our Properties

Our core properties are located in South Louisiana, the Eagle Ford Shale in South Texas, East Texas, and Oklahoma. With the exception of our Eagle Ford properties, the majority of our assets are producing properties located in mature fields characterized by what we believe to be low geologic risk and a large inventory of repeatable development opportunities with multiple pay zones.

South Louisiana

We have three major areas of operation in South Louisiana, in fields originally developed by major oil companies. These areas have multiple low-risk exploration and development targets, potential for exploiting substantial bypassed and overlooked oil pay zones, and opportunities to increase profitability through production enhancements and drilling. We had 75 producing wells, 43 PDNP opportunities, and 13 PUDs in this area as of December 31, 2012.

Weeks Island Field. Weeks Island, located in Iberia Parish, contains some of our largest developed oil reserves. It is a historically-prolific oil field with 55 potential pay zones that are structurally trapped against a piercement salt dome, which we believe offer significant future opportunities for added production and reserves. The field was discovered in 1945 by Shell and purchased by Meridian in 1998. Since mid-2011 we have continuously employed one drilling rig and one completion rig in Weeks Island to exploit its potential for development through sidetracking, new drilling and recompletions. We expect to continue development activity in this field in 2013. Weeks Island oil sales prices are based on the Louisiana Light Sweet crude market price index, which has trended appreciably higher than the West Texas Intermediate index in 2012. As of December 31, 2012, we owned an average working interest of 87% in 35 producing wells in this field. We have identified 27 PDNP opportunities and nine PUD locations. We produced 795 MBOE net to Alta Mesa from Weeks Island in 2012.

Ramos Field. The Ramos field is a multi-well, multi-zone producing field located in Terrebonne Parish, Louisiana, which produces condensate-rich gas. We have increased the profitability of Ramos through facilities de-bottlenecking, production well and facility enhancements, and a recompletion since acquiring it with our purchase of Meridian in 2010. As of December 31, 2012, we owned an average 72% working interest in four producing wells in Ramos field. We have identified three PDNP opportunities and two PUD locations. We produced 3.1 Bcfe net to Alta Mesa from the Ramos field in 2012.

South Hayes Field. The South Hayes field is located in Calcasieu and Cameron Parishes. This field produces natural gas with a high liquid content. It has been the focus of our geologic and geophysical efforts for 15 years, including a proprietary 3-D survey covering 90 square miles integrated with over 300 square miles of previously-existing 3-D data. The field has potential for multiple low-risk targets in historically productive zones, as well as exploratory activity. As of December 31, 2012, we had a 47% average working interest in five producing wells, and had identified five PDNP opportunities in this field. We produced 0.8 Bcfe net to Alta Mesa from South Hayes field in 2012.

South Texas Eagle Ford Shale

Our Eagle Ford Shale assets have grown in significance to our operations, and we believe they will continue to be a growing portion of our portfolio in terms of oil production, oil reserves, and investment for several years. As of December 31, 2012, the field contributes 18% of our total proved oil and natural gas liquids reserves. As part of the Meridian transaction in 2010, we acquired interests primarily in an area of Karnes County, Texas referred to as the Eagleville field. Our acreage position also includes portions of Goliad and DeWitt Counties. The Eagle Ford is a shale typically developed with horizontal wells. Our interest has grown to 70 producing wells, plus four wells awaiting completion as of year-end 2012, with an average working interest of 14%, and 70 PUD locations identified as of December 31, 2012. The wells are primarily operated by Murphy Oil, which has a multiyear development program. Production from the Eagleville field in 2012 was 790 MBOE net to Alta Mesa of oil and natural gas liquids.

East Texas

Our operations in this area are low-risk expansions of well-established natural gas fields through a consistent, integrated, multi-discipline technical approach to field re-development. Our principal assets in the area are the Urbana and Cold Springs and Cold Springs West fields, which are adjacent fields with similar geologic formations producing condensate-rich gas principally from the Wilcox formation. We have materially increased reserves and extended the life of these fields by utilizing modern well log and geochemical analyses, modern fracture stimulation techniques, and the integration of 3-D seismic for exploitation as well as exploration. Through Meridian we acquired additional acreage and producing wells in the area in 2010.

Urbana Field. We are the operator of 22 wells with an average working interest of 97% in the Urbana field, located in San Jacinto County, Texas. Urbana is a known structure with multiple pay zones, and as many as 35 productive reservoirs from 7,200 feet to 11,600 feet deep. The liquids/oil to natural gas ratio from Urbana makes our wells economic even at low natural gas prices. As of December 31, 2012, we have identified 40 PDNP opportunities and one PUD location in this field. We produced 1.2 Bcfe net to Alta Mesa from Urbana field in 2012.

Cold Springs and Cold Springs West Fields. The Cold Springs and Cold Springs West fields are located west of the Urbana field in San Jacinto County, Texas. These fields are in a known structure with multiple pay zones, similar to the Urbana field but we believe with larger and greater development and expansion potential. We acquired additional seismic data in 2011, which has allowed us to identify opportunities for shallow, relatively inexpensive drilling and recompletion activity. As of December 31, 2012, we had a 75% average working interest in 33 producing wells, and had identified 26 PDNP opportunities and nine PUD locations in these two fields. We produced 2.1 Bcfe net to Alta Mesa from Cold Springs and Cold Springs West in 2012.

Oklahoma

Our assets in Oklahoma are located in large mature oil fields with multiple pay zones at depths from less than 2,000 feet to 7,500 feet. The fields are located in the Sooner Trend area of the Anadarko Basin. These assets are predominantly shallow-decline, long-lived oil fields originally drilled on 80-acre spacing and waterflooded to varying degrees.

Our activity in these fields includes downspacing to 40 acres or less in the historically principal field pay zones that had been unitized for water flooding, as well as drilling or recompleting wells for non-unit pay zones such as the Mississippian Lime, Hunton Lime, Red Fork, and other zones. In 2012, we added production and reserves in the Mississippian Lime formation by deepening or reactivating existing wells, and by drilling new vertical wells. In certain areas of our properties, we also developed the Hunton Lime in this manner. We have applied the knowledge obtained by this effort to define our approach for 2013 and beyond to target the Mississippian Lime and the Hunton Lime.

As of December 31, 2012, we had a 73% average working interest in 244 producing wells, and had identified 80 PDNP opportunities and 44 PUD locations in this area. We produced 359 MBOE net to Alta Mesa from our properties in Oklahoma in 2012.

Hilltop Field

Our Hilltop field is our largest natural gas asset due to the reserves in the Deep Bossier and Knowles Lime formations, contributing 14% of total reserves as of December 31, 2012. The field has been significantly developed in the Deep Bossier formation, a prolific producer of primarily dry natural gas which occurs at 15,000-20,000 feet. Our interests here, which are operated primarily by EnCana and Gastar, have increased from 30 producing wells in 2009 to 58 producing wells at year-end 2012, in which we own an average 28% working interest. Our highest net production from this field occurred in mid-2011 at approximately 58,000 Mcf per day and decreased to approximately 37,000 Mcf per day by the end of that year and to 25,450 Mcf per day by the end of 2012. Total production for 2012 was 10.0 Bcf net to Alta Mesa. Although the Deep Bossier has potential for additional development, we, together with other operators, have redirected our near-term focus to other more liquids-rich zones. The decrease in production reflects natural declines without significant investments in drilling or other development. Our operating agreements with EnCana and Gastar allow us the flexibility to defer additional capital investment in response to the natural gas market. Our interest in this field included five PDNP opportunities and one PUD location as of December 31, 2012.

Hilltop field contains additional potential in the Woodbine, Eagle Ford, and Austin Chalk formations for oil exploration using horizontal drilling. These formations are located at a depth of approximately 7,000 feet in the Hilltop area. In 2012, we drilled a vertical Woodbine well in which we have 100% working interest, and EnCana drilled five horizontal Woodbine/Eagle Ford (Eaglebine) wells in which we have varying interests ranging from a small overriding royalty and after-payout working interest, to a 24% working interest. The learning curve for the Woodbine and Eagle Ford is being developed by EnCana, Alta Mesa, and other nearby operators. Our efforts in 2012 focused on defining the technical and economic basis for further development. We do not currently plan to allocate substantial capital to development of these zones in 2013.

Other shallower formations in the area that we believe have oil potential include the Pettet, James Lime, Glen Rose, and Buda formations. Deeper formations that we believe have natural gas potential include the Knowles Lime, Bossier Shale, and Travis Peak.

Other Assets

In addition to our core areas, we conduct operations in other areas including the Blackjack Creek oil field in Florida, West Virginia acreage productive in the Marcellus Shale, and other fields in South Texas and South Louisiana. We continually evaluate the operations in these areas to determine future development, expansion, acquisition opportunities, and strategic divestiture plans. In West Virginia we successfully drilled two wells in 2012, and deferred completion until gas market conditions warrant. Although natural gas prices do not currently support extensive development of the area, we believe it has substantial additional development potential for natural gas and liquids from the Marcellus Shale and potentially other zones.

Our Oil and Natural Gas Reserves

The table below summarizes our estimated net proved reserves as of December 31, 2012.

	As of December 31, 2012
	Oil and NGLs (MMBbls)	Natural Gas (Bcf)
Proved Reserves (1)
Developed	14.7	111.2
Undeveloped	11.6	41.3

Total Proved	26.3	152.5

(1)	Our proved reserves as of December 31, 2012 were calculated using oil and natural gas price parameters established by current SEC guidelines and accounting rules based on average prices as of the first day of each of the twelve months ended on such date. These average prices were $94.71 per Bbl for oil and $2.76 per MMBtu for natural gas. Pricing was adjusted for basis differentials by field based on our historical realized prices. See “Note 19 — Supplemental Oil and Natural Gas Disclosures” in the accompanying Notes to Consolidated Financial Statements included elsewhere in this report for information concerning proved reserves.

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

Internal Control and Qualifications

The reserve estimation process begins with our internal engineering department, which prepares much of the data used in estimating reserves. Working and net revenue interests are cross-checked and verified by our land department. Cost data are provided by our accounting department on a preliminary basis and reviewed by the engineering department. Our Vice President of Corporate Reserves and Planning is the technical person primarily responsible for overseeing the preparation of our reserve estimates. His qualifications include the following:

•	over 10 years of practical experience in petroleum engineering and in the estimation and evaluation of reserves

•	Bachelor of Science Degree in Chemical Engineering

Our methodologies include reviews of production trends, material balance calculations, analogy to comparable properties, and/or volumetric analysis. Performance methods are preferred. Reserve estimates for developed non-producing properties and for undeveloped properties are based primarily on volumetric analysis or analogy to offset production in the same field.

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

In addition, a third-party engineering firm, Netherland, Sewell & Associates, Inc. (“NSAI”), audited 100% of our 2012 reserve estimates.

A copy of the audit letter issued by NSAI is filed with this report as Exhibit 99.1. The qualifications of the technical person at NSAI primarily responsible for overseeing his firm’s audit of our reserve estimates are set forth below.

•	over 11 years of practical experience in petroleum engineering, with over six years of experience in the estimation and evaluation of reserves

•	a Registered Professional Engineer in the states of Texas and Louisiana

•	Bachelor of Science Degree in Petroleum Engineering

The audit by NSAI conformed to the meaning of “reserves audit” as presented in the SEC’s Regulation S-K, Item 1202.

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

Proved Undeveloped Reserves

At December 31, 2012 we had proved undeveloped reserves of 111 Bcfe, or approximately 36% of total proved reserves. The PUDs are primarily in our Eagleville field in the Eagle Ford play in South Texas, in South Louisiana, and in Florida. Total PUDs at December 31, 2011 were 96 Bcfe, or 28% of our total reserves.

In 2012, we converted 13.2 Bcfe, or 14% of total year end 2011 PUDs, to proved developed reserves. Costs relating to the development of PUDs were approximately $49.8 million in 2012. Costs of PUD development in 2012 do not represent the total costs of these conversions, as additional costs may have been recorded in previous years. Estimated future development costs relating to the development of 2012 year-end PUDs are $238 million. All PUDs but two are scheduled to be drilled by 2017; those two are sidetrack developments in producing wells which will be drilled after the current zones are depleted.

We dropped, revised, or reclassified to unproved categories, approximately 28.2 Bcfe from our 2011 PUD balance due to decreased natural gas prices. These were primarily in our Hilltop field and in one other field in South Texas. We added approximately 45.3 Bcfe in PUDs during 2012, primarily in our Eagle Ford shale properties (28.8 Bcfe), in our Weeks Island field in South Louisiana (9.6 Bcfe net increase), and from an acquisition (6.9 Bcfe). Total PUDs also increased approximately 11.3 Bcfe for various reasons, primarily due to revisions based on performance and/or reinterpretation of data.

None of our PUDs at December 31, 2012 originated more than five years ago.

Production, Price and Production Cost History

The following table sets forth certain information regarding the production volumes, average prices received and average production costs associated with our sale of oil and natural gas for the periods indicated below.

	Year Ended December 31,
	2012	2011	2010
Net production:
Natural gas (MMcf)	21,769	30,750	24,026
Oil (MBbls)	2,138	1,580	964
Natural gas liquids (MBbls)	273	215	147
Total (Mcfe)	36,236	41,518	30,694
Average sales price per unit before hedging effects:
Natural gas (per Mcf)	$2.80	$4.04	$4.27
Oil (per Bbl)	103.72	104.73	78.86
Natural gas liquids (per Bbl)	45.03	58.75	46.58
Combined (per Mcfe)	8.14	7.29	6.05
Average sales price per unit after hedging effects:
Natural gas (per Mcf)	$4.56	$4.86	$5.24
Oil (per Bbl)	103.18	102.35	78.63
Natural gas liquids (per Bbl)	45.03	58.75	46.58
Combined (per Mcfe)	9.17	7.80	6.79
Average production costs per Mcfe:
Lease and plant operating expense	$1.91	$1.51	$1.37
Production and ad-valorem taxes	0.65	0.47	0.36
Workover expense	0.35	0.28	0.24
Depreciation, depletion and amortization	3.02	2.27	1.93
General and administrative expense	1.11	0.80	0.66

The following table provides a summary of our production, average sales prices and average production costs for the Eagleville Field in South Texas, our Eagle Ford shale development, which was the only oil and gas field contributing 15% or more of our total proved reserves as of December 31, 2012:

Eagleville Field	Year Ended December 31,
	2012	2011	2010
Net production:
Natural gas (MMcf)	314	200	6
Oil (MBbls)	652	253	18
Natural gas liquids (MBbls)	86	2	—
Total (Mcfe)	4,741	1,729	116
Average sales price per unit before hedging effects:
Natural gas (per Mcf)	$1.70	$4.81	$4.23
Oil (per Bbl)	$100.48	$96.62	$80.69
Natural gas liquids (per Bbl)	$34.06	$40.21	$56.54
Average production costs per Mcfe:
Lease and plant operating expense	$0.84	$0.78	$1.07
Production and ad-valorem taxes	$0.83	$0.70	$0.61
Depreciation, depletion and amortization	$3.84	$3.86	$1.93

Drilling Activity

The following table sets forth, for each of the three years ended December 31, 2012, the number of net productive and dry exploratory and developmental wells completed, regardless of when drilling was initiated (all wells are located in the United States). The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled, quantities of reserves found or economic value. We own one drilling rig which currently is under contract to a third party.

	Year Ended December 31,
	2012	2011	2010
Development wells (net):
Productive	29.9	28.3	17.7
Dry	—	0.2	—

Total development wells	29.9	28.5	17.7

Exploratory wells (net):
Productive	4.8	3.3	3.8
Dry	2.3	1.9	4.3

Total exploratory wells	7.1	5.2	8.1

Present Activities

As of December 31, 2012, we were drilling 30 gross (14.2 net) wells.

Productive Wells

The following table sets forth information with respect to our ownership interest in productive wells, all of which are located in the United States, as of December 31, 2012:

	December 31, 2012
	Gross	Net
Oil wells:
South Louisiana	46	32.9
Eagle Ford	69	9.8
East Texas	55	28.3
Oklahoma	237	176.8
Hilltop	7	2.3
Other	21	16.2

All properties	435	266.3

Natural gas wells:
South Louisiana	29	14.3
Eagle Ford	1	—
East Texas	93	56.0
Oklahoma	7	1.4
Hilltop	51	13.7
Other	64	34.5

All properties	245	119.9

Of the total well count for 2012, 1 well (0.9 net) is a multiple completion. In addition, we operate 11 wells (9.7 net) which produce from two formations commingled through a single tubing string.

Developed and Undeveloped Acreage Position

The following table sets forth information with respect to our gross and net developed and undeveloped oil and natural gas acreage under lease as of December 31, 2012, all of which is located in the United States:

	Developed Acres		Undeveloped Acres		Total Acres
	Gross	Net	Gross	Net	Gross	Net
Property:
South Louisiana	33,390	21,919	5,300	3,208	38,690	25,127
Eagle Ford	13,728	2,883	2,577	541	16,305	3,424
East Texas	33,627	20,099	38,731	26,186	72,358	46,285
Oklahoma	56,934	38,362	—	—	56,934	38,362
Hilltop	15,933	5,390	19,733	6,512	35,666	11,902
Other	55,912	18,578	165,715	104,200	221,627	122,778

All properties	209,524	107,231	232,056	140,647	441,580	247,878

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

Undeveloped Acreage Expirations

The following table sets forth information with respect to our gross and net undeveloped oil and natural gas acreage under lease as of December 31, 2012, all of which is located in the United States, that will expire over the following three years by region unless production is established within the spacing units covering the acreage prior to the expiration dates:

	2013		2014		2015
	Gross	Net	Gross	Net	Gross	Net
Property:
South Louisiana	1,023	570	1,362	818	1,188	859
Eagle Ford	644	135	483	101	362	76
East Texas	7,822	4,934	5,083	4,125	2,580	2,021
Oklahoma	—	—	—	—	—	—
Hilltop	4,933	1,628	3,700	1,221	2,775	916
Other	50,646	29,036	29,573	19,171	28,540	17,132

All properties	65,068	36,303	40,201	25,436	35,445	21,004

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

For the year ended December 31, 2012, based on revenues excluding hedging activities, three major customers accounted for 10% or more of those revenues individually, with contributions of $63.3 million, $50.1 million, and $44.8 million. We believe that the loss of such customers would not have a material adverse effect on us because alternative purchasers are readily available.

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

Employees

As of December 31, 2012, we had 192 full-time employees. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We believe our relationships with our employees are good. From time to time, we utilize the services of independent contractors to perform various field and other services. See “Item 13. Certain Relationships and Related Party Transactions, and Director Independence — Shared Services and Expenses Agreement.”

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

Currently, we have general liability insurance coverage up to $1 million per occurrence, which includes sudden and accidental environmental liability coverage for the effects of pollution on third parties arising from our operations. Our insurance policies contain maximum policy limits and in most cases, deductibles (generally ranging from $25,000 to $1.8 million) that must be met prior to recovery. These insurance policies are subject to certain customary exclusions and limitations. In addition, we maintain excess liability coverage, which is in addition to and triggered if the general liability per occurrence limit is reached.

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

Solid and Hazardous Waste Handling

The federal Resource Conservation and Recovery Act, or RCRA and comparable state statutes regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous solid waste. Although oil and natural gas waste generally is exempt from regulations as hazardous waste under RCRA, we generate waste as a routine part of our operations that may be subject to RCRA and not all states similarly exempt oil and gas waste from hazardous waste regulation. Although a substantial amount of the waste generated in our operations are regulated as non-hazardous solid waste rather than hazardous waste, there is no guarantee that the Environmental Protection Agency (“EPA”) or individual states will not adopt more stringent requirements for the handling of non-hazardous waste or categorize some of our waste as hazardous in the future. Any such change could result in an increase in our costs to manage and dispose of waste, which could have a material adverse effect on our results of operations and financial position.

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

Safe Drinking Water Act

Many of our development projects require hydraulic fracturing procedures to economically develop the formations. Generally, we perform two types of hydraulic fracturing. In our Eagle Ford shale (Eagleville Field, south Texas), Woodbine (Hilltop Field, East Texas), and Marcellus Shale (West Virginia) plays, we perform hydraulic fracturing in horizontally drilled wells. These procedures are more extensive, time-consuming and expensive than hydraulic fracturing of vertical wells. We perform hydraulic fracturing in vertical wells where the target zones are the Wilcox and Frio formations; this is done in our East Texas and South Texas fields, including primarily Urbana and Cold Springs (both in East Texas). We also have performed hydraulic fracturing in vertical wells completed in the Deep Bossier formation in our Hilltop field.

Currently, most hydraulic fracturing activities are regulated at the state level, as the Safe Drinking Water Act (“SDWA”) exempts most hydraulic fracturing (except for hydraulic fracturing activities involving the use of diesel) from the definition of underground injection. The EPA had released draft guidance on permitting of hydraulic fracturing activities using diesel. Congress has periodically considered legislation to amend the federal SDWA to remove the exemption from permitting and regulation provided to injection for hydraulic fracturing and to require the disclosure and reporting of the chemicals used in hydraulic fracturing. This type of legislation if adopted could lead to additional regulation and permitting requirements that could result in operational delays or increased operating costs, making it more difficult to perform hydraulic fracturing and increasing our costs of compliance and operation.

The EPA has commenced a wide-ranging study on the effects of hydraulic fracturing on drinking water resources. A first progress report of the study was issued in December 2012, with a final draft expected in 2014. In addition, in December 2011, the EPA published an unrelated draft report concluding that hydraulic fracturing caused groundwater pollution in a natural gas field in Wyoming; this study remains subject to review and public comment. In March 2012, the EPA agreed to re-sample its Wyoming wells in partnership with the USGS, the State of Wyoming, and various tribes. The comment period on the Wyoming study closes on September 30, 2013.

The EPA also announced that one of its enforcement initiatives for 2011 to 2013 would be to focus on environmental compliance by the energy extraction sector. This study and enforcement initiative could result in additional regulatory scrutiny that could make it difficult to perform hydraulic fracturing and increase our costs of compliance and doing business. Consequently, these studies and initiatives could spur further legislative or regulatory action regarding hydraulic fracturing or similar production operations.

Many states and other regional and local regulatory authorities have enacted or are considering regulations on hydraulic fracturing, including disclosure requirements and regulations that could restrict or prohibit hydraulic fracturing in certain circumstances. In compliance with the law enacted in Texas, we have disclosed and will continue to disclose hydraulic fracturing data. Further, the Bureau of Land Management has indicated that it is considering regulations for hydraulic fracturing. EPA has also announced an initiative under the Toxic Substance Control Act to develop regulations governing the disclosure and evaluation of hydraulic fracturing chemicals.

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

If new legislation is enacted or other new requirements or restrictions regarding hydraulic fracturing are adopted, we could incur substantial compliance costs and the requirements could negatively impact our ability to conduct fracturing activities on our assets.

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

Climate Change Regulation and Legislation

More stringent laws and regulations relating to climate change and greenhouse gases (“GHGs”) may be adopted in the future and could cause us to incur material expenses in complying with them. Both houses of Congress have actively considered legislation to reduce emissions of GHGs, but no legislation has yet passed. In the absence of comprehensive federal legislation on GHG emission control, the EPA has been moving forward with rulemaking under the CAA to regulate GHGs as pollutants under the CAA. The EPA has adopted regulations that would require a reduction in emissions of GHGs from motor vehicles, thus triggering permit requirements for GHGs from certain stationary sources. In June 2010, the EPA adopted the Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule, which phases in permitting requirements for stationary sources of GHGs, beginning January 2, 2011. This rule “tailors” these permitting programs to apply to certain stationary sources of GHG emissions in a multi-step process, with the largest sources first subject to permitting. We do not believe our operations currently are subject to subject to these permitting requirements, but if our operations become subject to these or other similar requirements, we could incur significant costs to control our emissions and comply with regulatory requirements. In addition, the EPA has adopted a mandatory GHG emissions reporting program that imposes reporting and monitoring requirements on various types of facilities and industries. In November 2010, the EPA expanded its GHG reporting rule to include onshore and offshore oil and natural gas production, processing, transmission, storage, and distribution facilities, requiring reporting of GHG emissions from such facilities on an annual basis, with reporting beginning in 2012 for emissions occurring in 2011. Our operations are subject to GHG reporting requirements, and we have complied with respect to the initial reporting year 2011 and will continue to comply.

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

On April 17, 2012, the EPA issued final rules that subject oil and natural gas production, processing, transmission, and storage operations to regulation under the New Source Performance Standards (“NSPS”) and National Emission Standards for Hazardous Air Pollutants (“NESHAP”) programs. The EPA rules include NSPS standards for completions of hydraulically fractured natural gas wells. Before January 1, 2015, these standards require owners/operators to reduce VOC emissions from natural gas not sent to the gathering line during well completion either by flaring using a completion combustion device or by capturing the natural gas using green completions with a completion combustion device. Beginning January 1, 2015, operators must capture the natural gas and make it available for use or sale, which can be done through the use of green completions. The standards are applicable to newly fractured wells and also existing wells that are refractured. Further, the finalized regulations also establish specific new requirements, effective in 2012, for emission from compressors, controllers, dehydrators, storage tanks, natural gas processing plants and other equipment. These rules may require changes to our operations, including the installation of new equipment to control emissions. We have evaluated the effect these rules will have on our business and are taking steps to ensure compliance.

Other Laws and Regulations

Our operations are also subject to regulations governing the handling, transportation, storage and disposal of naturally occurring radioactive materials. Furthermore, owners, lessees and operators of natural gas and oil properties are also subject to increasing civil liability brought by surface owners and adjoining property owners. Such claims are predicated on the damage to or contamination of land resources occasioned by drilling and production operations and the products derived therefrom, and are often based on negligence, trespass, nuisance, strict liability or fraud.

The Endangered Species Act was established to protect endangered and threatened species. Pursuant to that act, if a species is listed as threatened or endangered, restrictions may be imposed on activities that would harm the species or that would adversely affect that species’ habitat. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act. The U.S. Fish and Wildlife Service designates the species’ protected habitat as part of the effort to protect the species. A protected habitat designation or the mere presence of threatened or endangered species could result in material restrictions to our use of the land and may materially delay or prohibit land access for our development.

OSHA and Other Laws and Regulation

To the extent not preempted by other applicable laws, we are subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes, where applicable. These laws and the implementing regulations strictly govern the protection of the health and safety of employees. The OSHA hazard communication standard, the EPA community right-to-know regulations under the Title III of CERCLA and similar state statutes require that we organize and/or disclose information about hazardous materials used or produced in our operations. We believe that we are in substantial compliance with these applicable requirements.

We believe that we are in substantial compliance with all existing environmental laws and regulations applicable to our current operations and that our continued compliance with existing requirements will not have a material adverse impact on our financial condition and results of operations. We did not incur any material capital expenditures for remediation or pollution control activities for the years ended December 31, 2012, 2011 and 2010. Additionally, we are not aware of any environmental issues or claims that will require material capital expenditures during 2013 or that will otherwise have a material impact on our financial position or results of operations in the future. However, we cannot assure you that the passage of more stringent laws and regulations in the future will not have a negative impact our business activities, financial condition or results of operations.

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

Drilling and Production

Our operations are subject to various types of regulation at the federal, state and local levels. These types of regulation include requiring permits for the drilling of wells, drilling bonds and reports concerning operations. Most states and some counties and municipalities in which we operate also regulate one or more of the following:

•	the location of wells;

•	the method of drilling, casing, and completing wells;

•	the surface use and restoration of properties upon which wells are drilled; and

•	the plugging and abandoning of wells.

State laws regulate the size and shape of drilling and spacing units or proration units and govern the pooling of oil and natural gas properties. Some states allow forced pooling or integration of tracts to facilitate exploitation while other states rely on voluntary pooling of lands and leases. In some instances, forced pooling or unitization may be implemented by third parties and may reduce our interest in the unitized properties. In addition, state conservation laws establish maximum rates of production from oil and natural gas wells, generally limit the venting or flaring of natural gas and impose requirements regarding the ratability of production. These laws and regulations may limit the amount of oil and natural gas we can produce from our wells or limit the number of wells or the locations at which we can drill. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of oil, natural gas and natural gas liquids within its jurisdiction and an ad valorem tax with respect to the assessed value of the oil and natural gas mineral property.

In addition, eleven states have enacted surface damage statutes (“SDAs”). These laws are designed to compensate the surface owners/users for damage caused by mineral development. Most SDAs contain entry notification and negotiation requirements to facilitate contact between operators and surface owners/users. Most also contain bonding requirements and specific expenses for exploration and producing activities. Costs and delays associated with SDAs could impair operational effectiveness and increase development costs.

We do not control the availability of transportation and processing facilities used in the marketing of our production. For example, we may have to shut-in a productive natural gas well because of a lack of available natural gas gathering or transportation facilities.

If we conduct operations on federal, state or Indian oil and natural gas leases, these operations must comply with numerous regulatory restrictions, including various non-discrimination statutes, royalty and related valuation requirements, and certain of these operations must be conducted pursuant to certain on-site security regulations and other appropriate permits issued by the Bureau of Land Management, the Bureau of Ocean Energy Management or other appropriate federal or state agencies.

Federal Natural Gas Regulation

The availability, terms and cost of transportation significantly affect our ability to make sales of natural gas. The interstate transportation and sale for resale of natural gas are subject to federal regulation, including regulation of the terms, conditions and rates for interstate transportation and storage services by the Federal Energy Regulatory Commission (“FERC”). Federal and state regulation governs the price and terms for access to natural gas pipeline transportation. FERC regulation of interstate natural gas transmission in some circumstances may also affect the rates for intrastate transportation of natural gas and the operations of intrastate pipelines.

Since 1985, FERC has taken numerous actions to increase competition within the natural gas industry by making natural gas transportation more accessible to natural gas buyers and sellers on an open-access, nondiscriminatory basis. FERC has also adopted a light-handed regulatory approach to setting interstate pipeline transportation rates where competition among pipeline transportation alternatives exists, and has established criteria to allow storage providers to charge market-based (i.e. negotiated) rates for storage services utilizing new storage facilities.

Although natural gas prices are currently unregulated, Congress historically has been active in the area of natural gas regulation. We cannot predict whether new legislation to regulate natural gas might be proposed, what proposals, if any, might actually be enacted by Congress or the various state legislatures, and what effect, if any, the proposals might have on the operations of the underlying properties. Sales of oil, condensate, and natural gas liquids are not currently regulated and are made at market prices.

State Natural Gas Regulation

Various states regulate the drilling for, and the production, gathering, intrastate transportation and sale of, natural gas, including imposing severance taxes and requirements for obtaining drilling permits. States also regulate the method of developing new fields, the spacing and operation of wells and the prevention of waste of natural gas resources. States may regulate rates of production and may establish maximum daily production allowables from natural gas wells based on market demand or resource conservation, or both. States do not regulate wellhead prices or engage in other similar direct economic regulation, but there can be no assurance that they will not do so in the future. The effect of these regulations may be to limit the amounts of natural gas that may be produced from our wells and to limit the number of wells or locations we can drill.

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

The oil and natural gas industry is capital intensive. We have made and expect to continue to make substantial capital expenditures in our business for the exploration, exploitation, development and acquisition of oil and natural gas reserves. Our capital expenditures for 2012 totaled $278.6 million including $30.3 million for acquisitions. Our budgeted capital expenditures for 2013 are currently expected to be approximately $250-270 million. We have funded development and operating activities primarily through equity capital raised from a private equity partner, through borrowings under our bank credit facilities, through the issuance of our senior notes, and through internal operating cash flows. We intend to finance our future capital expenditures predominantly with cash flows from operations. If necessary, we may also access capital through proceeds from potential asset dispositions, borrowings under our senior secured revolving credit facility and the future issuance of debt and/or equity securities. Our cash flow from operations and access to capital are subject to a number of variables, including:

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

Lower oil and natural gas prices may cause us to record non-cash write-downs, which could negatively impact our results of operations.

Natural gas prices have declined substantially in the last year, and are expected to remain depressed for the foreseeable future. Approximately 60% of our 2012 production on an Mcfe basis was natural gas. Sustained depressed prices of natural gas will adversely affect our assets, development plans, results of operations and financial position, perhaps materially.

Natural gas prices have declined from $4.22 per MMbtu for the January 2011 NYMEX Henry Hub Futures contract settled December 29, 2010 to $3.35 per MMbtu for the January 2013 Henry Hub Futures contract settled December 31, 2012. The reduction in prices has been caused by many factors, including recent increases in natural gas production from non–conventional (shale) reserves, warmer than normal weather and high levels of natural gas in storage. We have hedged approximately 81% of our forecasted PDP production through 2017 at prices higher than those currently prevailing. However, if prices for natural gas remain depressed for long periods, we may be required to revise our development plans, which may cause certain of our undeveloped well locations to no longer be deemed proved. In addition, sustained low prices for natural gas will reduce the amounts we would otherwise have available to pay expenses and service our debt obligations.

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

Our revenue, profitability and cash flow depend upon the prices for oil and natural gas. The prices we receive for oil and natural gas production are volatile and a decrease in prices can significantly affect our financial results and impede our growth, including our ability to maintain or increase our borrowing capacity, to repay current or future indebtedness and to obtain additional capital on attractive terms. Changes in oil and natural gas prices have a significant impact on the value of our reserves and on our cash flows. Prices for oil and natural gas may fluctuate widely in response to relatively minor changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control, such as:

•	the domestic and foreign supply of and demand for oil and natural gas;

•	the price and quantity of foreign imports of oil and natural gas;

•	the level of consumer product demand;

•	weather conditions;

•	domestic and foreign governmental regulations and taxation;

•	overall domestic and global economic conditions, including the European credit crisis and the U. S. budget crisis;

•	the value of the dollar relative to the currencies of other countries;

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

Numerous uncertainties are inherent in estimating quantities of oil and natural gas reserves. Our estimates of our proved reserve quantities are based upon our estimated net proved reserves as of December 31, 2012. The process of estimating oil and natural gas reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, engineering and economic data for each reservoir, and these reports rely upon various assumptions, including assumptions regarding future oil and natural gas prices, production levels, and operating and development costs. As a result, estimated quantities of proved reserves and projections of future production rates and the timing of development expenditures may prove to be inaccurate. Over time, we may make material changes to reserve estimates taking into account the results of actual drilling and production. Any significant variance in our assumptions and actual results could greatly affect our estimates of reserves, the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, the classifications of reserves based on risk of recovery, and estimates of the future net cash flows. In addition, changes in future production costs assumptions could have a significant effect on our proved reserve quantities.

The present value of future net revenues from our proved reserves or “PV-10” will not necessarily be the same as the current market value of our estimated oil and natural gas reserves.

You should not assume that the present value of future net revenues from our proved reserves is the current market value of our estimated oil and natural gas reserves. In accordance with SEC requirements, we base the estimated discounted future net revenues from our proved reserves on the twelve-month unweighted arithmetic average of the first-day-of-the-month price for the preceding twelve months. Actual future net revenues from our oil and natural gas properties will be affected by factors such as:

•	actual prices we receive for crude oil and natural gas;

•	actual cost of development and production expenditures;

•	the amount and timing of actual production;

•	transportation and processing; and

•	changes in governmental regulations or taxation.

The timing of both our production and our incurrence of expenses in connection with the development and production of oil and natural gas properties will affect the timing and amount of actual future net revenues from proved reserves, and thus their actual present value. In addition, the 10% discount factor we use when calculating discounted future net revenues may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and natural gas industry in general. Actual future prices and costs may differ materially from those used in the present value estimate. If oil and natural gas prices decline by 10%, then our PV-10 as of December 31, 2012 would decrease approximately $172 million.

Approximately 36% of our total estimated proved reserves at December 31, 2012 were proved undeveloped reserves requiring substantial capital expenditures and may ultimately prove to be less than estimated.

Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations. At December 31, 2012, approximately 111 Bcfe of our total estimated proved reserves were undeveloped. The reserve data included in our reserve reports assumes that substantial capital expenditures will be made to develop non-producing reserves. The calculation of our estimated net proved reserves as of December 31, 2012 assumes that we will spend $238 million to develop our estimated proved undeveloped reserves, including an estimated $107 million in 2013. Although cost and reserve estimates attributable to our natural gas and oil reserves have been prepared in accordance with industry standards, we cannot be sure that the estimated costs are accurate. We may need to raise additional capital in order to develop our estimated proved undeveloped reserves over the next five years and we cannot be certain that additional financing will be available to us on acceptable terms, if at all. Further, our drilling efforts may be delayed or unsuccessful, and actual reserves may prove to be less than current reserve estimates, which could have a material adverse effect on our financial condition, future cash flows and results of operations.

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

Our business activities are subject to operational risks, including:

•	damages to equipment caused by adverse weather conditions, including tornadoes, hurricanes and flooding;

•	facility or equipment malfunctions;

•	pipeline ruptures or spills;

•	surface fluid spills, salt water contamination, and surface or groundwater contamination form petroleum constituents or hydraulic fracturing chemical additions;

•	fires, blowouts, craterings and explosions; and

•	uncontrollable flows of oil or natural gas or well fluids.

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

To achieve more predictable cash flows and to reduce our exposure to fluctuations in the prices of oil and natural gas, we have and may continue to enter into hedging arrangements for a significant portion of our oil and natural gas production. As of December 31, 2012, we have hedged approximately 81% of our forecasted PDP production through 2017 at average annual prices ranging from $4.72 per MMBtu to $5.91 per MMBtu and $90.00 per Bbl to $108.08 per Bbl. If we experience a sustained material interruption in our production, we might be forced to satisfy all or a portion of our hedging obligations without the benefit of the cash flows from our sale of the underlying physical commodity, resulting in a substantial diminution of our liquidity. Lastly, an attendant risk exists in hedging activities that the counterparty in any derivative transaction cannot or will not perform under the instrument and that we will not realize the benefit of the hedge.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law on July 21, 2010, establishes, among other provisions, federal oversight and regulation of the over-the-counter derivatives market and entities that participate in that market. The Commodities Futures Trading Commission (the “CFTC”), federal regulators of banks and the SEC are required to implement rules relating to derivative contracts, including the derivative contracts we use to hedge our exposure to price and interest rate volatility.

In its rulemaking under the new legislation, on October 18, 2011, the CFTC issued a final rule to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents (with exemptions for certain bona fide hedging transactions). The CFTC’s final rule on position limits was challenged in federal court by the Securities Industry Financial Markets Association and the International Swaps and Derivatives Association and was set aside by the U.S. District Court for the District of Columbia on September 28, 2012 and remanded to the CFTC to resolve ambiguity as to whether statutory requirements for such limits to be determined necessary and appropriate were satisfied. As a result, the rule has not yet taken effect, although the CFTC has indicated that it intends to appeal the court’s decision and that it believes the Dodd-Frank Act requires it to impose position limits. The impact of such regulations upon our business is not yet clear. Certain of our hedging and trading activities and those of our counterparties may be subject to the position limits, which may reduce our ability to enter into hedging transactions.

In addition, the Dodd-Frank Act does not explicitly exempt end users (such as us) from the requirement to use cleared exchanges, rather than hedging over-the-counter, and the requirements to post margin in connection with hedging activities. While it is not possible at this time to predict when the CFTC will finalize certain other related rules and regulations, the Dodd-Frank Act and related regulations may require us to comply with margin requirements and with certain clearing and trade-execution requirements in connection with our derivative activities, although whether these requirements will apply to our business is uncertain at this time. If the regulations ultimately adopted require that we post margin for our hedging activities or require our counterparties to hold margin or maintain capital levels, the cost of which could be passed through to us, or impose other requirements that are more burdensome than current regulations, our hedging would become more expensive and we may decide to alter our hedging strategy.

The financial reform legislation may also require the counterparties to our derivative instruments to spin off some of their derivatives activities to separate entities, which may not be as creditworthy as the current counterparties.

The Dodd-Frank Act and any new regulations could significantly increase the cost of derivative contracts (including through requirements to post collateral, which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the Dodd-Frank Act and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Finally, the Dodd-Frank Act was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the Dodd-Frank Act and regulations is to lower commodity prices. Any of these consequences could have a material adverse effect on our ability to hedge risks and on our business, consolidated financial position, results of operations and cash flows.

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

For example, during Hurricane Isaac in September 2012, our production facilities in the Biloxi Marshland area in Southeast Louisiana sustained damage. Production from these facilities was shut-in in anticipation of the storm and remained shut-in until completion of repairs in November 2012. Production from this area accounted for approximately 3% of our average daily production, or 3 MMcfe per day, at the time the facilities were shut-in. Additionally, in anticipation of the storm, we shut-in production of some of our other Southeast Louisiana properties for several days, and we experienced minor delays in the development of our Weeks Island field. All such shut-in production has been restored to pre-hurricane levels.

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

We may incur significant costs and liabilities as a result of environmental requirements applicable to the operation of our wells, gathering systems and other facilities. These costs and liabilities could arise under a wide range of federal, state and local environmental laws and regulations, including, for example:

•	the Clean Air Act (“CAA”) and comparable state laws and regulations that impose obligations related to air emissions;

•	the Clean Water Act and Oil Pollution Act (“OPA”) and comparable state laws and regulations that impose obligations related to discharges of pollutants into regulated bodies of water;

•	the Safe Drinking Water Act (“SDWA”) and comparable state laws and regulations that impose obligations on, among other things, the subsurface injection of materials;

•	the Resource Conservation and Recovery Act (“RCRA”), and comparable state laws that impose requirements for the handling and disposal of waste from our facilities;

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

Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of orders enjoining future operations. Certain environmental statutes, including RCRA, CERCLA, the federal OPA and analogous state laws and regulations, impose strict joint and several liability for costs required to clean up and restore sites where hazardous substances or other waste products have been disposed of or otherwise released. More stringent laws and regulations, including any related to climate change, greenhouse gases, and hydraulic fracturing, may be adopted in the future. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances or other materials into the environment.

Climate change legislation or regulations restricting emissions of greenhouse gases (“GHGs”) could result in increased operating costs and reduced demand for the oil and natural gas we produce.

On December 15, 2009, the EPA officially published its findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. These findings allowed the EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the federal CAA. Accordingly, the EPA has adopted rules regulating GHG emissions from motor vehicles, thus triggering requirements to permit GHG emissions from stationary sources under the Prevention of Significant Deterioration and Title V permitting programs. EPA has adopted the so-called “Tailoring Rule,” requiring that the largest sources first obtain permit for GHG emissions. In addition, on October 30, 2009, the EPA published a final rule requiring the reporting of GHG emissions from specified large GHG emission sources in the United States beginning in 2011 for emissions occurring in 2010. In November 2010, the EPA expanded its GHG reporting rule to include onshore and offshore oil and natural gas production, processing, transmission, storage and distribution facilities. Reporting of GHG emissions from such facilities is required on an annual basis, with reporting beginning in 2012 for emissions occurring in 2011. Although both houses of Congress, in past sessions, have considered legislation to reduce emissions of GHGs, no comprehensive program has been enacted by Congress. Some members of Congress, however, continue to indicate an intention to promote legislation to curb EPA’s authority to regulate GHGs. In the absence of a comprehensive federal program, many states, either individually or through multistate regional initiatives, are considering or have begun implementing legal measures to reduce emissions of GHGs. The adoption and implementation of any statutes, regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for the oil and natural gas that we produce.

Significant physical effects of climatic change have the potential to damage our facilities, disrupt our production activities and cause us to incur significant costs in preparing for or responding to those effects.

Climate change could have an effect on the severity of weather (including hurricanes and floods), sea levels, the arability of farmland, and water availability and quality. If such effects were to occur, our development and production operations have the potential to be adversely affected. Potential adverse effects could include damages to our facilities from powerful winds or rising waters in low lying areas, disruption of our production activities either because of climate related damages to our facilities in our costs of operation potentially arising from such climatic effects, less efficient or non-routine operating practices necessitated by climate effects, or increased costs for insurance coverage in the aftermath of such effects. Significant physical effects of climate change could also have an indirect effect on our financing and operations by disrupting the transportation or process-related services provided by midstream companies, service companies or suppliers with whom we have a business relationship. We may not be able to recover through insurance some or any of the damages, losses or costs that may result from potential physical effects of climate change.

Federal legislation and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.

Hydraulic fracturing is used in many of our operations to stimulate production of hydrocarbons, particularly natural gas. Congress has considered legislation to amend the SDWA to remove the exemption currently available to hydraulic fracturing, which would place additional regulatory burdens upon hydraulic fracturing operations including requirements to obtain a permit prior to commencing operations adhering to certain construction requirements, to establish financial assurance, and to require reporting and disclosure of the chemicals used in those operations. This legislation has not passed. The SDWA does not exempt hydraulic fracturing activities using diesel; EPA has developed draft guidance for permitting of hydraulic fracturing activities using diesel. The EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities, issued a progress report in December 2012, and expects to deliver the final results of the study in 2014. In addition, in December 2011, the EPA published an unrelated draft report concluding that hydraulic fracturing caused groundwater pollution in a natural gas field in Pavillion, Wyoming; it remains subject to review and comment. In September 2012, the US Geological Survey (“USGS”) released two reports related to samples taken from a Pavillion area monitoring well at the request of the State of Wyoming and in coordination with the EPA. Consistent with a cooperative agreement with Wyoming, the USGS did not interpret data as part of this sampling effort; however, the data has raised questions regarding the EPA’s methodology. The comment period on the EPA’s Wyoming study closes September 30, 2013.

In addition, some states have adopted, and other states are considering adopting, regulations that could restrict hydraulic fracturing in certain circumstances and that require the disclosure of the chemicals used in hydraulic fracturing operations. Any other new laws or regulations that impose new obligations on, or significantly restrict hydraulic fracturing, could make it more difficult or costly for us to perform hydraulic fracturing activities and thereby affect our determination of whether a well is commercially viable and increase our cost of doing business.

Further, in April 2012, the EPA issued final rules that subject oil and natural gas production, processing, transmission, and storage operations to regulation under the NSPS and NESHAP programs. The EPA rules include NSPS standards for completions of hydraulically fractured natural gas wells. Before January 1, 2015, these standards require owners/operators to reduce VOC emissions from natural gas not sent to the gathering line during well completion either by flaring using a completion combustion device or by capturing the natural gas using green completions with a completion combustion device. Beginning January 1, 2015, operators must capture the natural gas and make it available for use or sale, which can be done through the use of green completions. The standards are applicable to newly fractured wells and also existing wells that are refractured. Further, the finalized regulations also establish specific new requirements, effective in 2012, for emission from compressors, controllers, dehydrators, storage tanks, natural gas processing plants and other equipment. Compliance with such regulations could require modifications to the operations of our natural gas exploration and production operations including the installation of new equipment, which could result in significant costs.

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

We may not be able to repurchase the notes upon a change of control.

Under the terms of the indenture for the senior notes, if we experience certain specific change of control events, we will be required to offer to repurchase all of our outstanding notes at 101% of the principal amount of such senior notes plus accrued and unpaid interest to the date of repurchase. We may not have available funds sufficient to pay the change of control purchase price for any or all of the senior notes that might be tendered in the change of control offer.

The definition of change of control in the indenture governing the senior notes includes a phrase relating to the direct or indirect sale, transfer, conveyance or other disposition of “all or substantially all” of our and our restricted subsidiaries’ assets, taken as a whole. Although there is a limited body of case law interpreting the phrase “substantially all”, there is no precise established definition of the phrase under applicable law. Accordingly, the ability of a holder of senior notes to require us to repurchase such senior notes as a result of a sale, transfer, conveyance or other disposition of “less than all of our and our restricted subsidiaries” assets taken as a whole to another person or group may be uncertain. Our limited partnership agreement permits AMIH to cause our general partner to initiate a sale of our company to a third-party, which sale may be deemed to be a change of control. AMIH may exercise this right at a time that we do not have sufficient capital or are otherwise prohibited from repurchasing the senior notes. In addition, our senior secured revolving credit facility contains, and any future credit agreement likely will contain, restrictions or prohibitions on our ability to repurchase the senior notes under certain circumstances. If these change of control events occur at a time when we are prohibited from repurchasing the senior notes, we may seek the consent of our lenders to purchase the senior notes or could attempt to refinance the borrowings that contain these prohibitions or restrictions. If we do not obtain our lenders’ consent or refinance these borrowings, we will not be able to repurchase the senior notes. Accordingly, the holders of the senior notes may not receive the change of control purchase price for their notes in the event of a sale or other change of control, which will give the trustee and the holders of the senior notes the right to declare an event of default and accelerate the repayment of the senior notes.

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

While we have implemented the requirements of Sarbanes-Oxley Act Section 404 relating to financial processes and internal controls, we cannot be certain that our internal controls over financial reporting will be adequate in the future to ensure compliance with the requirements of the Sarbanes-Oxley Act. If we are not able to maintain adequate internal control over financial reporting, we may be susceptible to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely affect our financial results.

Our debt agreements contain restrictive covenants that may limit our ability to respond to changes in market conditions or pursue business opportunities.

Our senior secured revolving credit facility and the indenture for the senior notes contain restrictive covenants that limit our ability to, among other things:

•	incur or guarantee additional debt;

•	make distributions;

•	repay subordinated debt prior to its maturity;

•	grant additional liens on our assets;

•	enter into transactions with our affiliates;

•	enter into hedging transactions with non-lender hedge counterparties;

•	repurchase equity securities;

•	make certain investments or acquisitions of substantially all or a portion of another entity’s business assets; and

•	merge with another entity or dispose of any material assets.

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

If we are unable to comply with the restrictions and covenants in our debt agreements, there could be a default under the terms of these agreements. Our ability to comply with these restrictions and covenants, including meeting financial ratios and tests, may be affected by events beyond our control. As a result, we cannot assure that we will be able to comply with these restrictions and covenants or meet such financial ratios and tests. Any default under these agreements governing our indebtedness that is not waived by the required lenders or holders, as the case may be, could prevent us from paying principal, premium, if any, and interest on the notes and substantially decrease the market value of the notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants in the instruments governing our indebtedness (including covenants in our credit facility and the indenture governing the notes), we could be in default under the terms of the agreements governing such indebtedness. In the event of such a default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under our credit facility could terminate their commitments to lend, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. Borrowings under other debt instruments that contain cross-acceleration or cross-default provisions may also be accelerated and become due and payable. If any of these events occur, our assets might not be sufficient to repay in full all of our outstanding indebtedness and we may be unable to find alternative financing. Even if we could obtain alternative financing, it might not be on terms that are favorable or acceptable to us. Additionally, we may not be able to amend our debt agreements or obtain needed waivers on satisfactory terms.

Our borrowings under our senior secured revolving credit facility expose us to interest rate risk.

Our earnings are exposed to interest rate risk associated with borrowings under our senior secured revolving credit facility. Our senior secured revolving credit facility carries a floating interest rate based upon short-term interest rate indices. If interest rates increase, so will our interest costs, which may have a material adverse effect on our results of operations and financial condition. We may use interest rate hedges in an effort to mitigate this risk, but those efforts may not prove successful.

To service our indebtedness, we require a significant amount of cash, and our ability to generate cash will depend on many factors beyond our control.

Our ability to make payments on and to refinance our indebtedness, and to fund planned capital expenditures depends in part on our ability to generate cash in the future. This ability is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that we will generate sufficient cash flow from operations, that we will realize operating improvements on schedule, or that future borrowings will be available to us in an amount sufficient to enable us to service and repay our indebtedness or to fund our other liquidity needs. If we are unable to satisfy our debt obligations, we may have to undertake alternative financing plans, such as:

•	refinancing or restructuring our debt;

•	selling assets;

•	reducing or delaying capital investments; or

•	seeking to raise additional capital.

However, any alternative financing plans that we undertake, if necessary, may not allow us to meet our debt obligations.

We cannot assure you that any refinancing or debt restructuring would be possible, that any assets could be sold or that, if sold, the timing of the sales and the amount of proceeds realized from those sales would be favorable to us or that additional financing could be obtained on acceptable terms. Our inability to generate sufficient cash flows to satisfy our debt obligations, including our obligations under the senior notes, or to obtain alternative financing, could materially and adversely affect our business, financial condition, results of operations and prospects.

Future disruptions in the global credit markets may make equity and debt markets less accessible, create a shortage in the availability of credit, and lead to credit market volatility which could limit our ability to grow.

The recovery from the global economic crisis of 2008 and resulting recession has been slow and uneven. Continuing concerns regarding the worldwide economic outlook and sovereign debt crisis in Europe have contributed to increased economic uncertainty and diminished expectations for the global economy. A slowdown in the current economic recovery or a return to a recession would negatively impact demand for petroleum products and prices for natural gas and oil. Disruptions in the capital and credit markets, as was experienced during 2008 and 2009, could adversely affect our ability to meet our liquidity needs or to refinance our indebtedness, including our ability to draw on our existing credit facility or enter into new credit facilities.

Cyber-attacks targeting systems and infrastructure used by the oil and gas industry may adversely impact our operations.

Our business has become increasingly dependent on digital technologies to conduct certain exploration, development, production and financial activities. We depend on digital technology to estimate quantities of oil and gas reserves, process and record financial and operating data, analyze seismic and drilling information, and communicate with our employees and third party partners. Unauthorized access to our seismic data, reserves information or other proprietary information could lead to data corruption, communication interruption, or other operational disruptions in our exploration or production operations. Also, computers control nearly all of the oil and gas distribution systems in the United States and abroad, which are necessary to transport our production to market. A cyber-attack directed at oil and gas distribution systems could damage critical distribution and storage assets or the environment, delay or prevent delivery of production to markets and make it difficult or impossible to accurately account for production and settle transactions. While we have not experienced cyber-attacks, there is no assurance that we will not suffer such attacks and resulting losses in the future. Further, as cyber-attacks continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber-attacks.

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

Hilltop Field Litigation: On July 23, 2009, we made a payment of $25.5 million and took assignment of substantially all working interests that Chesapeake Energy Corporation (“Chesapeake”) had acquired from Gastar Exploration Ltd. (“Gastar”) in an approximate 50,000 acre area of Leon and Robertson Counties, Texas known as the Hilltop field, in which the Deep Bossier formation was the principal focus for development. We exercised our preferential right to purchase these interests from Gastar in late 2005, but Gastar and Chesapeake had opposed this and Chesapeake took record title at that time. We finally and conclusively prevailed when, in 2008, a Texas court of appeals directed that specific performance take place. In early 2009, the Texas Supreme Court denied the defendants’ request to review the appeal. As a result, we were able to take assignment of working interests in over 30 producing wells and participate in further development of the area, primarily with EnCana, but also with Gastar. A subsequent payment to EnCana of $15.2 million plus purchase accounting adjustments of $3.8 million brought the total cost of the acquisition to $44.5 million. While the ownership of these interests has been decided by the courts, we pursued other claims against Chesapeake and Gastar; Chesapeake claimed an additional $36.3 million of past expenses. The case was set for trial on April 24, 2012. Shortly before the trial was to begin, we reached an agreement to settle with the Chesapeake-related defendants and entered into a settlement agreement with Gastar. The effects of these settlements, recorded in the second quarter of 2012, were not material to our financial position or results of operations.

Environmental Claims: Management has established a liability for soil contamination in Florida of approximately $1.0 million at December 31, 2012 and 2011, respectively, based on our undiscounted engineering estimates. The obligations are included in other long-term liabilities in the accompanying consolidated balance sheets.

Various landowners have sued Meridian (along with numerous other oil companies) in lawsuits concerning several fields in which Meridian has had operations. The lawsuits seek injunctive relief and other relief, including unspecified amounts in both actual and punitive damages for alleged breaches of mineral leases and alleged failure to restore the plaintiffs’ lands from alleged contamination and otherwise from Meridian’s oil and natural gas operations. We are unable to express an opinion with respect to the likelihood of an unfavorable outcome of the various environmental claims or to estimate the amount or range of potential loss should the outcome be unfavorable. Therefore, we have not provided any amount for these claims in our consolidated financial statements at December 31, 2012.

Due to the nature of our business, some contamination of the real estate property owned or leased by us is possible. Environmental site assessments of the property would be necessary to adequately determine remediation costs, if any. See additional disclosures in Note 11 of our consolidated financial statements and related notes included elsewhere in this report.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

No class of our limited partnership interests has been registered under the Exchange Act, and there is no established public trading market for our equity.

As of March 27, 2013, six holders of our limited partnership interests held 100% of such interests.

Distributions to our partners are determined by the terms of our partnership agreement, described further at Note 15 in the accompanying Notes to Consolidated Financial Statements. See also, “Risk Factors — AMIH, as our Class B limited partner, has the ability to take actions that conflict with the interests of other investors.” We are also currently restricted in our ability to pay dividends under our senior secured revolving credit facility. Historically, limited distributions have been made with the approval of our board of directors. In 2010, a $50 million distribution was made to AMIH, which was offset by an equivalent contribution from that partner earlier the same year.

Item 6. Selected Financial Data

The following table presents our summary historical financial data for the periods indicated, giving effect to the Sydson acquisition from the acquisition date of April 21, 2011, the TODD acquisition from the acquisition date of June 17, 2011, the Meridian acquisition from the acquisition date of May 13, 2010 and the Hilltop Field acquisition from the acquisition date of July 23, 2009. The data as of and for the years ended December 31, 2012, 2011, 2010, 2009, and 2008 have been derived from our audited consolidated financial statements. For further information that will help you better understand the summary data, you should read this financial data in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes and other financial information included elsewhere in this report.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands)
Statement of Operations Data:
Revenues
Natural gas, oil and natural gas liquids	$332,166	$323,911	$208,537	$102,263	$98,983
Other revenues	4,567	2,127	1,475	1,558	3,629

	336,733	326,038	210,012	103,821	102,612
Unrealized gain (loss) — oil and natural gas derivative contracts	(17,434)	28,169	10,088	(26,258)	60,612

Total revenues	$319,299	$354,207	$220,100	$77,563	$163,224
Costs and expenses:
Lease and plant operating expense	69,047	62,637	41,905	23,871	20,658
Production and ad valorem taxes	23,485	19,357	11,141	4,755	6,954
Workover expense	12,740	11,777	7,409	8,988	8,113
Exploration expense	21,912	15,785	31,037	12,839	11,675
Depreciation, depletion, and amortization	109,252	94,251	59,090	48,659	49,219
Impairment expense	96,227	18,735	8,399	6,165	11,487
Accretion expense	1,813	1,812	1,370	492	729
General and administrative expense	40,222	33,087	20,135	8,738	6,401
Gain on sale of assets	—	—	(1,766)	(738)	—

Total expenses	374,698	257,441	178,720	113,769	115,236

Income (loss) from operations	(55,399)	96,766	41,380	(36,206)	47,988

Other income (expense):
Interest expense, net	(41,833)	(32,644)	(27,149)	(13,831)	(14,457)
Litigation settlement	1,250
Gain on contract settlement	—	1,285	—	—	—
Gain on extinguishment of debt	—	—	—	—	3,349

Total other income (expense)	(40,583)	(31,359)	(27,149)	(13,831)	(11,108)
(Provision) benefit for state income taxes	107	(228)	(2)	750	(250)

Net income (loss)	$(95,875)	$65,179	$14,229	$(49,287)	$36,630

Statement of Cash Flow Data:
Capital expenditures	$224,719	$193,770	$110,083	$100,261	$111,096
Net cash flow provided by operating activities	147,193	150,655	61,185	34,343	20,300
Net cash used in investing activities(1)	(255,065)	(266,133)	(208,412)	(86,573)	(111,096)
Net cash provided by financing activities	111,028	113,272	147,789	51,823	78,771
Balance Sheet Data (at period end):
Cash and cash equivalents	$5,786	$2,630	$4,836	$4,274	$4,681
Property and equipment, net	655,497	589,167	456,264	236,196	201,327
Total assets	782,432	720,083	558,239	290,606	277,111
Total debt, including Notes to Founder	623,981	507,947	390,985	219,830	188,228
Total partners’ capital (deficit)	(6,368)	89,672	24,658	10,664	37,751

(1)	Net cash used in investing activities includes $72.4 for acquisitions (primarily Sydson and TODD) in 2011, $101.4 million for the acquisition of Meridian in 2010, and $15.3 and $25.5 million for Hilltop field in 2010 and 2009, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” and the consolidated financial statements and related notes included elsewhere in this report. The following discussion and analysis contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the volatility of oil and natural gas prices, production timing and volumes, estimates of proved reserves, operating costs and capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this report, particularly in “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements,” all of which are difficult to predict. As a result of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. The consolidated historical financial information discussed below in this Management’s Discussion and Analysis of Financial Condition and Results of Operations represents Alta Mesa’s financial information for the periods indicated, giving effect to the Meridian, Sydson, and TODD acquisitions from the acquisition dates of May 13, 2010, April 21, 2011, and June 17, 2011, respectively.

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

Outlook

Natural gas prices declined significantly during 2011 and 2012, slightly rebounding in the second half of 2012, closing at $3.35 per MMbtu for the January 2013 NYMEX Henry Hub Futures contract settled December 31, 2012. A low point was reached with the May 2012 NYMEX closing at $2.04 per MMbtu. The reduction in prices has been caused by many factors, including recent increases in natural gas production from non-conventional (shale) reserves, warmer than normal winter weather and high levels of natural gas in storage.

The decrease in natural gas prices resulted in a significant non-cash write-down of a number of our oil and gas properties in the third and fourth quarters of 2012. Total impairment expense for the year ended December 31, 2012 was $96.2 million. Of this, $44.6 million was for our Hilltop field in East Texas, which produces dry gas, and is vulnerable to extremely low prices for natural gas. Other properties written down were also primarily in East Texas, where our natural gas production is most concentrated.

The unrealized values of our derivative contracts are reported at fair value on our consolidated balance sheets and are highly sensitive to changes in the price of oil and natural gas. Changes in these derivative assets and liabilities are reported in our consolidated statement of operations as unrealized hedging gain or loss, which is a non-cash item. In 2012, we recognized an unrealized loss on our derivative contracts of $17.4 million. Realized cash-based gains from our hedging program were $37.2 million during the year, offsetting the unrealized losses. The objective of our hedging program is that, over time, the combination of realized hedging gains and losses with ordinary oil and natural gas revenues will produce relative price stability. However, in the short term, both realized and unrealized hedging gains and losses can be significant to our results of operations, and we expect these gains and losses to continue to reflect the unpredictability and volatility of oil and natural gas prices.

We have hedged approximately 81% of our forecasted PDP production of oil and natural gas through 2017 at average prices generally higher than prices prevailing at year-end 2012. If low natural gas prices continue for an extended period of time, we may be unable to replace expiring hedge contracts or enter new contracts for additional natural gas production at favorable prices.

Continued low prices may require us to write down the value of our oil and natural gas properties and/or revise our development plans, which may cause certain of our undeveloped well locations to no longer be deemed proved. This could cause a reduction in the borrowing base under our credit facility. Low prices may also reduce our cash available for distribution and for servicing our indebtedness.

Prices for oil did not significantly decline in 2011 but decreased somewhat in 2012, with a NYMEX West Texas Intermediate crude oil monthly average of $88.25 on December 31, 2012. We expect oil prices to remain volatile in the future. Factors affecting the price of oil include worldwide economic conditions, including the European credit crisis, geopolitical activities, including developments in the Middle East, worldwide supply disruptions, weather conditions, actions taken by the Organization of Petroleum Exporting Countries and the value of the U.S. dollar in international currency markets. Prices for natural gas liquids have declined during 2012 due to increased liquids-targeted drilling and volumes in storage.

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

Results of Operations: Year Ended December 31, 2012 v. Year Ended December 31, 2011

	Year Ended December 31,		Increase (Decrease)	% Change
	2012	2011
	($ in thousands, except average sales price and unit costs)
Summary Operating Information:
Net Production:
Natural gas (MMcf)	21,769	30,750	(8,981)	(29)%
Oil (MBbls)	2,138	1,580	558	35%
Natural gas liquids (MBbls)	273	215	58	27%
Total natural gas equivalent (MMcfe)	36,236	41,518	(5,282)	(13)%
Average daily gas production (MMcfe per day)	99.0	113.7	(14.7)	(13)%
Average Sales Price:
Natural gas (per Mcf) realized	$4.56	$4.86	$(0.30)	(6)%
Natural gas (per Mcf) unhedged	2.80	4.04	(1.24)	(31)%
Oil (per Bbl) realized	103.18	102.35	0.83	1%
Oil (per Bbl) unhedged	103.72	104.73	(1.01)	(1)%
Natural gas liquids (per Bbl) realized(1)	45.03	58.75	(13.72)	(23)%
Combined (per Mcfe) realized	9.17	7.80	1.37	18%
Hedging Activities:
Realized natural gas revenue gain	$38,347	$25,208	$13,139	52%
Realized oil revenue (loss)	(1,162)	(3,756)	2,594	69%
Summary Financial Information:
Revenues
Natural gas	$99,251	$149,580	$(50,329)	(34)%
Oil	220,638	161,726	58,912	36%
Natural gas liquids	12,277	12,605	(328)	(3)%
Other revenues	4,567	2,127	2,440	115%
Unrealized gain (loss) — oil and natural gas derivative contracts	(17,434)	28,169	(45,603)	(162)%
Costs and Expenses
Lease and plant operating expense	69,047	62,637	6,410	10%
Production and ad valorem taxes	23,485	19,357	4,128	21%
Workover expense	12,740	11,777	963	8%
Exploration expense	21,912	15,785	6,127	39%
Depreciation, depletion, and amortization	109,252	94,251	15,001	16%
Impairment expense	96,227	18,735	77,492	414%
Accretion expense	1,813	1,812	1	0%
General and administrative expense	40,222	33,087	7,135	22%
Interest expense, net	41,833	32,644	9,189	28%
Litigation settlement	(1,250)	—	(1,250)	NA
(Gain) on contract settlement	—	(1,285)	1,285	NA
Provision (benefit) for state income taxes	(107)	228	(335)	(147)%

Net income (loss)	$(95,875)	$65,179	$(161,054)	(247)%

Average Unit Costs per Mcfe:
Lease and plant operating expense	$1.91	$1.51	$0.40	26%
Production and ad valorem taxes	0.65	0.47	0.18	38%
Workover expense	0.35	0.28	0.07	25%
Exploration expense	0.60	0.38	0.22	58%
Depreciation, depletion, and amortization	3.02	2.27	0.75	33%
General and administrative expense	1.11	0.80	0.31	39%

(1)	We do not utilize hedging for natural gas liquids.

Revenues

Natural gas revenues for the year ended December 31, 2012 decreased $50.3 million, or 34%, to $99.3 million from $149.6 million in 2011. The decrease in natural gas revenue was attributable to decreased production volumes and lower average realized prices during 2012. Approximately $43.7 million of the decrease was due to a decrease in production of 9.0 Bcf, or 29%. This decrease is primarily due to our Hilltop field, which produced 10.0 Bcf in 2012, compared to 18.1 Bcf in 2011. The price of natural gas exclusive of hedging decreased 31% in 2012; the overall realized price (including hedging gains and losses), decreased 6% from $4.86 per Mcf in 2011 to $4.56 per Mcf in 2012, resulting in a decrease in natural gas revenues of approximately $6.6 million.

Oil revenues for the year ended December 31, 2012 increased $58.9 million, or 36%, to $220.6 million from $161.7 million in 2011. The increase in revenue was attributable to increased production volumes coupled with a slightly higher average realized price. Approximately $57.1 million of the increase was due to an increase in production of 558 MBbls, or 35%. This increase is primarily due to production from our Eagleville field, which increased 399 MBbls in 2012 as compared to 2011, from 253 MBbls to 652 MBbls. The price of oil exclusive of hedging decreased 1% in 2012; the overall realized price (including hedging gains and losses) increased 1% from $102.35 per Bbl in 2011 to $103.18 per Bbl in 2012, resulting in an increase in oil revenues of approximately $1.8 million.

Natural gas liquids revenues decreased during 2012 to $12.3 million from $12.6 million for 2011. A 27% increase in volumes from 215 MBbls to 273 MBbls was offset by a decrease in our average price of 23%, from $58.75 per Bbl to $45.03 per Bbl. The increase in volume is due to production in the Eagleville field of 86 MBbls.

Other revenues were $4.6 million during 2012 as compared to $2.1 million during 2011. The increase is primarily the result of increased income from our drilling rig and from sale of prospects.

Unrealized gain — oil and natural gas derivative contracts was a loss of $17.4 million for 2012 as compared to a gain of $28.2 million for 2011. The significant fluctuation from period to period is due to the volatility of oil and natural gas prices and changes in our outstanding hedging contracts during these periods.

Expenses

Lease and plant operating expense increased $6.4 million to $69.0 million in 2012 as compared to $62.6 million in 2011. On a unit basis, lease and plant operating expense increased 26% from $1.51 per Mcfe to $1.91 per Mcfe for 2011 and 2012, respectively, which reflects the decrease in volume while costs increased. In general, lease operating expenses are higher for oil producing properties. Oil as a percentage of production on an equivalent basis increased from 23% in 2011 to 35% in 2012. Natural gas as a percentage of equivalent production during the same periods decreased from 74% to 60%. Production costs for field services increased $4.3 million, overhead increased $2.8 million, and salt water disposal costs increased $0.5 million, due to an increase in the number of wells and to the shift to more oil production. These increases were partially offset by a decrease in repairs and maintenance of $1.6 million.

Production and ad valorem taxes increased $4.1 million to $23.5 million, or 21%, for 2012, as compared to $19.4 million for 2011. Ad valorem taxes increased $3.8 million due to higher valuations and additions to properties. Production taxes as a percentage of unhedged revenue were approximately 6% in 2012 and 2011. On a per unit basis, the total expense increased to $0.65 per Mcfe for 2012 from $0.47 per Mcfe for 2011.

Workover expense increased $0.9 million to $12.7 million from $11.8 million for 2012 and 2011, respectively. This expense varies depending on activities in the field.

Exploration expense includes the costs of our geology departments, costs of geological and geophysical data, delay rentals, and dry holes. Exploration expense increased $6.1 million to $21.9 million for 2012 from $15.8 million for 2011. Dry hole expense increased $2.4 million; the balance of the increase was primarily due to increased expenditures for seismic data and processing.

Depreciation, depletion and amortization increased $15.0 million to $109.3 million for 2012 as compared to an expense of $94.3 million for 2011. On a per unit basis, this expense increased to $3.02 from $2.27 per Mcfe for 2012 and 2011, respectively. The rate is a function of capitalized costs of proved properties, reserves and production by field.

Impairment expense increased $77.5 million to $96.2 million in 2012 from $18.7 million in 2011. This expense varies with the results of exploratory drilling, as well as with price declines which may render some projects uneconomic, resulting in impairment. See “Critical Accounting Policies and Estimates — Impairment” below for more details related to impairment. The decreasing trend in natural gas prices resulted in a significant impairment in 2012. Of the $96.2 million total expense, $44.6 million was for our Hilltop field in East Texas, which produces dry gas, and is vulnerable to extremely low prices for natural gas. Other properties written down were also primarily in East Texas, where our natural gas production is most concentrated.

Accretion expense is related to our obligation for retirement of oil and natural gas wells and facilities. We record these liabilities when we place the assets in service, using discounted present values of the estimated future obligation. We then record accretion of the liabilities as they approach maturity. Accretion expense was $1.8 million for each of 2012 and 2011, respectively.

General and administrative expense increased $7.1 million to $40.2 million in 2012 from $33.1 million in 2011. The increase is principally due to increased salary and benefits expenses of $5.2 million, primarily due to additional personnel and bonus accruals. Other employee expenses, primarily related to travel, increased $0.3 million. Engineering and information technology consulting services increased $0.9 million; information system licensing fees increased $0.5 million. A royalty ownership settlement of $0.7 million recorded in 2012 increased total general and administrative expenses. On a per unit basis, general and administrative expenses increased from $0.80 to $1.11 per Mcfe, which reflects the decrease in volume produced on a Mcfe basis, while costs increased.

Interest expense, net increased $9.2 million to $41.8 million in 2012 from $32.6 million in 2011. This increase is primarily due to a $3.0 million increase in interest on our senior notes, due to the increase in the balance after our tack-on offering of an additional $150 million in October 2012. Additionally, interest on our credit facility increased $1.1 million in 2012, due primarily to higher average outstanding balances during that period, and interest rate hedge gains of $5.4 million recorded in 2011 were not repeated in 2012. Partially offsetting these increases was a decrease in amortization of loan costs of $0.4 million due to the extension of the maturity date of our credit facility in May 2011.

Litigation settlement is related to the settlement of our litigation with Gastar, under which Gastar paid us $1.3 million in damages in 2012.

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

Results of Operations: Year Ended December 31, 2011 v. Year Ended December 31, 2010

	Year Ended December 31,		Increase (Decrease)	% Change
	2011	2010
	($ in thousands, except average sales price and unit costs)
Summary Operating Information:
Net Production:
Natural gas (MMcf)	30,750	24,026	6,724	28%
Oil (MBbls)	1,580	964	616	64%
Natural gas liquids (MBbls)	215	147	68	46%
Total natural gas equivalent (MMcfe)	41,518	30,694	10,824	35%
Average daily gas production (MMcfe per day)	113.7	84.1	29.6	35%
Average Sales Price:
Natural gas (per Mcf) realized	$4.86	$5.24	$(0.38)	(7)%
Natural gas (per Mcf) unhedged	4.04	4.27	(0.23)	(5)%
Oil (per Bbl) realized	102.35	78.63	23.72	30%
Oil (per Bbl) unhedged	104.73	78.86	25.87	33%
Natural gas liquids (per Bbl) realized(1)	58.75	46.58	12.17	26%
Combined (per Mcfe) realized	7.80	6.79	1.01	15%
Hedging Activities:
Realized natural gas revenue gain	$25,208	$23,206	$2,002	9%
Realized oil revenue gain (loss)	(3,756)	(224)	(3,532)	(1577)%
Summary Financial Information:
Revenues
Natural gas	$149,580	$125,866	$23,714	19%
Oil	161,726	75,827	85,899	113%
Natural gas liquids	12,605	6,844	5,761	84%
Other revenues	2,127	1,475	652	44%
Unrealized gain — oil and natural gas derivative contracts	28,169	10,088	18,081	179%
Costs and Expenses
Lease and plant operating expense	62,637	41,905	20,732	49%
Production and ad valorem taxes	19,357	11,141	8,216	74%
Workover expense	11,777	7,409	4,368	59%
Exploration expense	15,785	31,037	(15,252)	(49)%
Depreciation, depletion, and amortization	94,251	59,090	35,161	60%
Impairment expense	18,735	8,399	10,336	123%
Accretion expense	1,812	1,370	442	32%
General and administrative expense	33,087	20,135	12,952	64%
(Gain) on sale of assets	—	(1,766)	1,766	100%
Interest expense, net	32,644	27,149	5,495	20%
(Gain) on contract settlement	(1,285)	—	(1,285)	NA
Provision for state income taxes	228	2	226	11300%

Net income	$65,179	$14,229	$50,950	358%

Average Unit Costs per Mcfe:
Lease and plant operating expense	$1.51	$1.37	$0.14	10%
Production and ad valorem taxes	0.47	0.36	0.11	31%
Workover expense	0.28	0.24	0.04	17%
Exploration expense	0.38	1.01	(0.63)	(62)%
Depreciation, depletion, and amortization	2.27	1.93	0.34	18%
General and administrative expense	0.80	0.66	0.14	21%

(1)	We do not utilize hedging for natural gas liquids.

Revenues

Natural gas revenues for the year ended December 31, 2011 increased $23.7 million, or 19%, to $149.6 million from $125.9 million in 2010. The increase in natural gas revenue was attributable to increased production volumes, partially offset by a lower average realized price during 2011. Approximately $35.2 million of the increase was due to an increase in production of 6.7 Bcf, or 28%. This increase is primarily due to our Hilltop field, which produced 18.1 Bcf in 2011, compared to 12.3 Bcf in 2010. The price of natural gas exclusive of hedging decreased 5% in 2011; the overall realized price (including hedging gains and losses), decreased 7% from $5.24 per Mcf in 2010 to $4.86 per Mcf in 2011, resulting in a decrease in natural gas revenues of approximately $11.5 million.

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

Expenses

Lease and plant operating expense increased $20.7 million to $62.6 million in 2011 as compared to $41.9 million in 2010, due primarily to lease operating costs of $7.4 million associated with production from the Meridian acquisition, which occurred in May 2010. The Hilltop field reported an increase of $7.8 million in gas gathering and processing fees, primarily due to increased production, which increased to 18.1 Bcf in 2011 from 12.3 Bcf in 2010. In addition, there were increases in repairs, maintenance, utilities, and well services primarily in our East Texas, South Texas and Florida locations. On a per unit basis, lease and plant operating expense increased to $1.51 from $1.37 per Mcfe for 2011 and 2010, respectively.

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

General and administrative expense increased $13.0 million to $33.1 million in 2011 from $20.1 million in 2010. The increase resulted principally from increased payroll and burden costs of $7.8 million, primarily due to increased headcount and performance and net profit interest bonuses. This increase was partially offset by an increase in engineering and geology allocations to other expense categories. Consulting expenditures such as legal, engineering and other professional services increased $4.1 million, primarily due to on-going litigation, outside services provided by reservoir engineers, accounting, tax and compliance services. In addition, general and administrative costs such as office rent, office relocation and system conversions increased $1.2 million. On a per unit basis, general and administrative expense increased to $0.80 from $0.66 per Mcfe for 2011 and 2010, respectively.

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

Our 2012 capital budget was primarily focused on the development of existing core areas through exploitation and development. Currently, we anticipate a capital budget of approximately $250-270 million for 2013. Approximately 75% of our 2013 capital budget is allocated to our properties in East Texas, Eagle Ford, Oklahoma and South Louisiana. Our future drilling plans, plans of our drilling operators and capital budgets are subject to change based upon various factors, some of which are beyond our control, including drilling results, oil and natural gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, actions of our operators, gathering system and pipeline transportation constraints and regulatory approvals. Because a large percentage of our acreage is held by production, we have the ability to materially decrease our drilling and recompletion budget in response to market conditions with minimal risk of losing significant acreage.

We expect to fund our 2013 capital budget predominantly with cash flows from operations, supplemented by borrowings under our credit facility. If necessary, we may also access capital through proceeds from potential asset dispositions and the future issuances of debt and/or equity securities, subject to the distribution of proceeds therefrom as set forth in our partnership agreement. We strive to maintain financial flexibility and may access capital markets as necessary to maintain substantial borrowing capacity under our senior secured revolving credit facility, facilitate drilling on our large undeveloped acreage position and permit us to selectively expand our acreage position. In the event our cash flows are materially less than anticipated and other sources of capital we historically have utilized are not available on acceptable terms, we may curtail our capital spending.

Senior Notes

In October 2010, we issued $300 million of 9.625% senior notes due 2018 (“senior notes”) at a discount of $2.1 million, with a yield to maturity of 9.75%. On October 15, 2012, we issued an additional $150 million of senior notes (“additional senior notes”) under the same indenture with the same interest rate, date of maturity, and other terms, at a discount of $1.5 million and with a yield to maturity of 9.85%. Net proceeds from the offering were approximately $145.3 million (after deducting estimated fees and offering expenses), which we used to repay existing indebtedness under our credit facility. In connection with the issuance of the additional senior notes, the borrowing base under our credit facility was automatically reduced to $313.7 million. The additional senior notes were issued in a private placement but were exchanged for substantially identical registered senior notes in February 2013.

The senior notes and additional senior notes are unsecured senior general corporate obligations, and effectively rank junior to any of our existing or future secured indebtedness, which includes our credit facility. The senior notes and the additional senior notes are unconditionally guaranteed on a senior unsecured basis by each of our material, wholly-owned subsidiaries.

Credit Facility

We have a senior secured revolving credit facility (“credit facility”) with Wells Fargo Bank, N.A. as the administrative agent, which matures May 23, 2016. As of December 31, 2012, the credit facility was subject to a $313.7 million borrowing base limit, and we had $154.8 million outstanding under the credit facility. Our restricted subsidiaries are guarantors of the credit facility.

The borrowing base is redetermined each May 1 and November 1. In May 2012, the borrowing base was increased to $350 million. On October 15, 2012, as a result of the issuance of the additional senior notes and in accordance with the terms of the credit facility, the borrowing base was automatically reduced to $313.7 million. The borrowing base was confirmed during the November redetermination. As of March 27, 2013, outstanding borrowing under the credit facility was $186.8 million, and the available unused portion of the borrowing base was $126.9 million.

Our credit facility provides for two alternative interest rate bases and margins. Eurodollar loans accrue interest generally at the one-month London Interbank Offered Rate plus a margin ranging from 2.00% to 2.75%, depending on the utilization of our borrowing base. “Reference rate” loans accrue interest at the prime rate of Wells Fargo Bank, N.A., plus a margin ranging from 1.00% to 1.75%, depending on the utilization of our borrowing base. The average rate on all loans outstanding as of December 31, 2012 under the credit facility was 2.33%, which was based primarily on the Eurodollar option.

The credit facility and the indenture governing the senior notes and additional senior notes include covenants requiring us to maintain certain financial covenants including a current ratio, leverage ratio, and interest coverage ratio. At December 31, 2012, we were in compliance with the covenants. The terms of the credit facility also restrict our ability to make distributions and investments.

Cash Flow Provided by Operating Activities

Operating activities provided cash of $147.2 million in 2012, as compared to $150.7 million for 2011. The $3.5 million decrease in operating cash flows was attributable to various factors. Cash-based items of net income, including revenues (exclusive of unrealized commodity gains or losses), operating expenses and taxes, general and administrative expenses, and the cash portion of our interest expense, resulted in a net decrease of approximately $17.8 million in earnings and a negative impact on cash flow. This was offset by changes in our working capital accounts, which provided $9.7 million of cash flows as compared to having used $4.6 million in cash in 2011. This reversal resulted in a total increase of $14.3 million in cash flow from changes in working capital, which as noted above, partially offset the negative effects of decreased earnings.

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

Cash Flow Used in Investing Activities

Investing activities used cash of $255.1 million for the year ended December 31, 2012 as compared to cash used in investing of $266.1 million for the year ended December 31, 2011. The decrease in cash used in investing activities was primarily related to a decrease in acquisition expenditures of $42.1 million. Acquisitions in 2011 totaled $72.4 million, including $50 million for the Sydson and TODD acquisitions, as compared to a total of $30.3 million in 2012, for various smaller acquisitions. The decrease in acquisition expenditures was partially offset by an increase in expenditures for drilling and development of $30.9 million.

Investing activities used cash of $266.1 million for the year ended December 31, 2011 as compared to cash used in investing of $208.4 million for the year ended December 31, 2010. The increase in cash used in investing activities was primarily related to drilling and development expenditures, which increased by $83.7 million. This was partially offset by a decrease in acquisition expenditures of $29.0 million. Acquisitions in 2010 included $101.4 for Meridian, as compared to a total of $72.4 million in 2011, primarily for the Sydson and TODD acquisitions.

Cash Flow Provided by Financing Activities

Financing activities provided cash of $111.0 million during 2012 as compared to cash provided by financing of $113.3 million during 2011, a decrease of $2.3 million. Both periods reflected the effect of drawdowns from our credit facility. In 2012, we replaced $150 million of outstanding borrowings under the credit facility with the proceeds of our tack-on offering of senior notes. However, this did not reduce overall debt or the net cash inflow from additional borrowings.

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

Risk Management Activities — Commodity Derivative Instruments

Due to the risk of low oil and natural gas prices, we periodically enter into price-risk management transactions (e.g., swaps, collars, puts, calls, and financial basis swap contracts) for a portion of our oil and natural gas production. In certain cases, this allows us to achieve a more predictable cash flow, as well as to reduce exposure from price fluctuations. The commodity derivative instruments apply to only a portion of our production, and provide only partial price protection against declines in oil and natural gas prices, and may partially limit our potential gains from future increases in prices. At December 31, 2012, commodity derivative instruments were in place covering approximately 88% of our projected oil and natural gas production from proved properties for 2013. See Note 6 to our consolidated financial statements as of December 31, 2012, “Derivative Financial Instruments”, for further information.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2012:

	Year Ended December 31,
	Total	2013	2014-2015	2016-2017	Thereafter
	(dollars in thousands)
Debt	$626,913	$—	$—	$154,790	$472,123
Interest (1)	279,386	46,925	93,851	88,046	50,564
Operating leases	17,300	3,113	3,525	2,995	7,667
Settlement obligations	2,000	1,000	1,000	—	—
Derivative contract premiums (2)	6,951	335	6,616	—	—
Abandonment liabilities	48,593	64	8,629	1,652	38,248

Total	$981,143	$51,437	$113,621	$247,483	$568,602

(1)	Interest includes interest on the outstanding balance under our revolving credit agreement maturing in 2016, payable quarterly; on our senior notes due 2018, payable semiannually; and on the debt to our founder, which is payable with principal, at maturity in 2018. Projected obligation amounts are based on the payment schedules for interest, and are not presented on an accrual basis.
(2)	Derivative contract premiums relate to open derivative contracts in place at December 31, 2012 and are due over time as the contracts mature and settle. They are included on our consolidated balance sheet with the related derivative contracts. Amounts presented above are net of $6.7 million for premiums due to us under derivative contracts from the same counterparties.

In addition to the items above, we have a contingent commitment to pay an amount up to a maximum of approximately $2.7 million for properties acquired in 2008 and prior years. The additional purchase consideration will be paid if certain product price conditions are met. We have a drilling commitment in which we must make a contingent payment in a range of $1- 4 million if we fail to perform under the commitment to varying degrees. We have an additional exploration commitment to spend $5 million during 2013.

Off-Balance Sheet Arrangements

As of December 31, 2012 we had no guarantees of third party obligations. Our off-balance sheet arrangements at December 31, 2012 consist of bonds posted in the aggregate amount of $12.6 million, primarily to cover future abandonment costs.

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

Unproved Properties — Acquisition costs associated with the acquisition of leases are recorded as unproved properties and capitalized as incurred. These consist of costs incurred in obtaining a mineral interest or right in a property, such as a lease in addition to options to lease, broker fees, recording fees and other similar costs related to activities in acquiring properties. Unproved properties are classified as unproved until proved reserves are discovered, at which time related costs are transferred to proved oil and natural gas properties.

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

Impairment — The capitalized costs of proved oil and natural gas properties are reviewed at least quarterly for impairment following the guidance provided in ASC 360-10-35, Property, Plant and Equipment, Subsequent Measurement, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset or asset group exceeds its fair market value and is not recoverable. The determination of recoverability is based on comparing the estimated undiscounted future net cash flows at a producing field level to the carrying value of the assets. If the future undiscounted cash flows, based on estimates of anticipated production from proved reserves and future crude oil and natural gas prices and operating costs, are lower than the carrying cost, the carrying cost of the asset or group of assets is reduced to fair value. For our proved oil and natural gas properties, we estimate fair value by discounting the projected future cash flows at an appropriate risk-adjusted discount rate.

Unproved properties are assessed at least annually to determine whether they have been impaired. Individually significant properties are assessed for impairment on a property-by-property basis, while individually insignificant unproved leasehold costs may be assessed in the aggregate. If unproved leasehold costs are found to be impaired, an impairment allowance is provided and a loss is recognized in the consolidated statement of operations.

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

Revenue Recognition. We recognize oil, natural gas and natural gas liquids revenues when products are delivered at a fixed or determinable price, title has transferred and collectability is reasonably assured. We use the sales method of accounting for recognition of natural gas imbalances. Revenue from drilling rigs has been recorded when services were performed.

Derivative Financial Instruments. We use derivative contracts to hedge the effects of fluctuations in the prices of oil, natural gas and interest rates. We account for such derivative instruments in accordance with ASC 815, Derivatives and Hedging, which establishes accounting and disclosure requirements for derivative instruments and requires them to be measured at fair value and recorded as assets or liabilities in the consolidated balance sheet (see Note 5 of the accompanying Notes to Consolidated Financial Statements for further information on fair value).

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

We are subject to the Texas margin tax, which is considered a state income tax, and is included in “Benefit from (provision for) state income tax” on the consolidated statement of operations. We record state income tax (current and deferred) based on taxable income as defined under the rules for the margin tax.

Acquisitions. Acquisitions are accounted for as purchases using the acquisition method of accounting. Accordingly, the results of operations are included in our consolidated statements of operations from the closing date of the acquisitions. Purchase prices are allocated to acquired assets and assumed liabilities based on their estimated fair value at the time of the acquisition.

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

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, which was clarified as to scope in January 2013 by ASU 2013-01. The two ASU’s address increases to disclosures about offsetting assets and liabilities. New disclosures are required to enable users of financial statements to understand significant quantitative differences in balance sheets prepared under GAAP and International Financial Reporting Standards (IFRS) related to the offsetting of financial instruments. The existing GAAP guidance allowing balance sheet offsetting, including industry-specific guidance, remains unchanged. The guidance in ASU Nos. 2011-11 and 2013-01 is effective for annual and interim reporting periods beginning on or after January 1, 2013. The disclosures should be applied retrospectively for all prior periods presented. We do not expect the adoption of these pronouncements to have a material impact on our consolidated financial statements.

We adopted ASU No. 2011-04 to Topic 820, Fair Value Measurements, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” on January 1, 2012. The ASU changes certain definitions of terms used in its guidance regarding fair value measurements, as well as modifying certain disclosure requirements and other aspects of the guidance. The additional disclosure is included in Note 5 in the accompanying Notes to Consolidated Financial Statements.

In February 2013 the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which updates a 2011 standard regarding disclosures about this component of capital accounts. ASU 2013-02 gives companies the flexibility to present information regarding significant amounts reclassified from Other Comprehensive Income either on the face of the financial statements or parenthetically in the notes thereto, provided that all of the required information is presented in a single location. The guidance is effective for annual and interim periods beginning after December 31, 2012. We do not expect the adoption of this pronouncement to have a material impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks that are inherent in our consolidated financial statements that arise in the normal course of business. We may enter into derivative instruments to manage or reduce market risk, but we do not enter into derivative agreements for speculative purposes.

We do not designate these derivative instruments as hedges for accounting purposes. Accordingly, the changes in the fair value of these instruments are recognized currently in earnings.

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

As of December 31, 2012, we have hedged approximately 81% of our forecasted production from proved developed reserves through 2017 at average annual prices ranging from $4.72 per MMBtu to $5.91 per MMBtu and $90.00 per Bbl to $108.08 per Bbl. Forecasted production from proved reserves is estimated in our December 2012 reserve report using prices, costs and other assumptions required by SEC rules. Our actual production will vary from the amounts estimated in the report, perhaps materially. Please read the disclosures under “Our estimated oil and natural gas reserve quantities and future production rates are based on many assumptions that may prove to be inaccurate. Any material inaccuracies in these reserve estimates or the underlying assumptions will materially affect the quantities and present value of our reserves” in “Item 1A. Risk Factors” above.

The fair value of our oil and natural gas derivative contracts and basis swaps at December 31, 2012 was a net asset of $35.3 million. A 10% increase or decrease in oil and natural gas prices with all other factors held constant would result in an unrealized loss or gain, respectively, in the fair value (generally correlated to our estimated future net cash flows from such instruments) of our oil and natural gas commodity contracts of approximately $43.4 million (unrealized loss) or $41.3 million (unrealized gain), respectively, as of December 31, 2012.

Interest Rates

We are subject to interest rate risk on our long-term fixed interest rate debt and variable interest rate borrowings. Although in the past we have used interest rate swaps to mitigate the effect of fluctuating interest rates on interest expense, we currently have no open interest rate derivative contracts. A 1% increase in interest rates (100 LIBOR basis points) would increase interest expense on our variable rate debt by approximately $1.5 million.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework issued to perform its assessment. Based on this assessment, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded, that as of December 31, 2012, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Executive Officers and Directors

The following table sets forth the names, ages and offices of our present directors and executive officers as of December 31, 2012. Members of our Board of Directors are elected for one-year terms.

Name	Age	Director Since	Position
Harlan H. Chappelle	56	2005	President, Chief Executive Officer and Director
Michael E. Ellis	56	1987	Founder, Chairman, Vice President of Engineering and Chief Operating Officer
Mickey Ellis	54	1987	Director
Michael A. McCabe	57	—	Vice President and Chief Financial Officer
David Murrell	51	—	Vice President, Land and Business Development

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

Michael A. McCabe, our Chief Financial Officer, joined Alta Mesa in September 2006. Mr. McCabe has over 25 years of corporate finance experience, with a focus on the energy industry. From 2004 until 2006, Mr. McCabe served as President and sole owner of Bridge Management Group, Inc., a private consulting firm primarily providing advisory services to us and to MultiFuels, Inc., a Houston based developer of natural gas storage facilities. He has served in senior positions with Bank of Tokyo, Bank of New England, and Key Bank. Mr. McCabe holds a Bachelor of Science in Chemistry and Physics from Bridgewater State University, a Master of Science in Chemical Engineering from Purdue University and a Masters of Business Administration in Financial Management from Pace University.

David Murrell has served as our Vice President, Land and Business Development since 2006. Mr. Murrell has over 25 years of experience in Gulf Coast leasing, exploration and development programs, contract management and acquisitions and divestitures. He created a structured land management system for Alta Mesa, and built a team of lease analysts, landmen, and field representatives that has facilitated our company’s growth. Mr. Murrell earned a Bachelor of Business Administration in Petroleum Land Management from the University of Oklahoma.

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

Prior to the offering of our senior notes in October 2010, Alta Mesa Services was owned by an affiliate of our general partner and it provided services, including accounting, corporate development, finance, land administration and engineering, to us pursuant to an administrative services agreement. Pursuant to the administrative services agreement, expenses were allocated to us based on the portion of time that the employees allocated to our business. During 2012, all of Alta Mesa Services’ expenses were allocated to us under the above formula.

In connection with the offering our senior notes in 2010, we acquired Alta Mesa Services. All of our executive officers are employees of Alta Mesa Services and devote all of their time to our business and affairs.

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

In this Compensation Discussion and Analysis, we discuss our compensation objectives, our decisions and the rationale behind those decisions relating to 2012 compensation for our named executive officers.

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

What Our Compensation Program is Designed to Reward

Our strategy is to increase reserves and production by applying advanced engineering analytics and enhanced geological techniques in areas we have identified as underdeveloped and overlooked. Our compensation program is designed to reward performance that contributes to the achievement of our business strategy. In addition, we reward qualities that we believe help achieve our strategy, such as teamwork; individual performance in light of general economic and industry specific conditions; performance that supports our core values; resourcefulness; the ability to manage our existing corporate assets; the ability to explore new avenues to increase oil and natural gas production and reserves; level of job responsibility; and tenure with us.

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

How We Determine Each Element of Compensation

In determining the elements of compensation, we consider our ability to attract and retain executives as well as various measures of company and industrial performance including debt levels, revenues, cash flow, capital expenditures, reserves of oil and natural gas and costs. We did not retain a consultant with respect to determining 2012 compensation.

Messrs. Ellis, Chappelle, McCabe, and Murrell are parties to employment agreements with Alta Mesa Services. The employment agreements automatically renew annually, subject to prior notice of cancellation by either Alta Mesa Services or the executive. These employment agreements establish set minimum base salaries for each officer of $400,000, $400,000, $300,000, and $190,000 per annum, respectively, which we believe are competitive with other independent oil and natural gas companies with whom we compete for managerial talent. In addition, the employment agreements provide that the executives are each entitled to an annual bonus equal to a percentage of his respective annual base salary if performance criteria set by the board for the applicable period are met. The agreements also provide for benefits such as reimbursement of business expenses and participation in employee benefit plans.

Base salary. In reviewing base salaries, the board takes into account a combination of subjective factors, primarily relying on their own personal judgment and experience. Subjective factors the board considers include individual achievements, our performance, level of responsibility, experience, leadership abilities, increases or changes in duties and responsibilities and contributions to our performance. Mr. Ellis and Mr. Chappelle participate in and are present during the board’s review and determination of their respective base salaries. For 2012, the Board set the base salaries for Messrs. Ellis, Chappelle and McCabe at $450,000, $450,000 and $400,000, respectively. In addition, the board determined Mr. Murrell’s salary of $325,000 for 2012 was reasonable.

Bonus. A portion of each executive’s total compensation may be paid as bonus compensation. The board takes into consideration our achievements during the year and each executive’s contribution toward such achievements. While performance criteria may be set, the board takes into account subjective factors in determining if these criteria were met. Bonuses for any one year are usually determined and paid in the second or third quarter of the following year. Accordingly, bonus compensation for our executive officers for 2012 has not yet been determined. However, bonuses paid in 2012 for 2011 performance ranged from approximately 75% to 200% of base salary.

Benefits. We provide company benefits or perquisites that we believe are standard in the industry to all of our employees. These benefits consist of a group medical and dental insurance program for employees and their qualified dependents and a 401(k) employee savings and protection plan. The costs of these benefits are paid for entirely by us. We do not provide employee life insurance amounts surpassing the Internal Revenue Service maximum. We make matching contributions to the 401(k) contribution of each qualified participant. We pay all administrative costs to maintain the plan. In addition, we provide Messrs. Ellis, Chappelle, McCabe, and Murrell with company automobiles.

Other Compensation. As part of his employment agreement, we provide Mr. McCabe an apartment near our headquarters and pay his commuting expenses to and from his permanent home to Houston. In 2012, these housing and commuting expenses totaled $106,845. We agreed to provide these benefits to Mr. McCabe because our Board believed it was necessary to retain Mr. McCabe’s services despite the fact that his permanent residence is outside of the Houston area. The Board considered the value of this additional compensation in evaluating Mr. McCabe’s total compensation package.

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

Harlan H. Chappelle

Michael E. Ellis (Chairman)

Mickey Ellis

Summary Compensation

The following table summarizes, with respect to our named executive officers, information relating to the compensation earned for services rendered in all capacities during the fiscal year ended December 31, 2012. There was no compensation awarded to, earned by or paid to any of the named executive officers related to option awards or non–equity incentive compensation plans. In addition, none of the named executive officers participate in a defined benefit pension plan.

Name and Principal Position	Year	Salary	Bonus (1)	All Other Compensation		Total
Harlan H. Chappelle	2012	$450,000	$—	$31,281	(2)	$481,281
President, Chief Executive Officer	2011	$450,000	$900,000	$29,586	(2)	$1,379,586
	2010	$450,000	$900,000	$18,639	(2)	$1,368,639

Michael E. Ellis	2012	$450,000	$—	$19,463	(3)	$469,463
Chief Operating Officer, Vice President of Engineering, and Chairman of the Board	2011	$450,000	$500,000	$27,989	(3)	$977,989
	2010	$450,000	$500,000	$26,429	(3)	$976,429

Michael A. McCabe	2012	$400,000	$—	$116,845	(4)	$516,845
Vice President, Chief Financial Officer	2011	$350,000	$500,000	$76,401	(4)	$926,401
	2010	$350,000	$500,000	$88,016	(4)	$938,016

David Murrell	2012	$325,000	$—	$28,438	(5)	$353,438
Vice President of Land and Business Development	2011	$300,000	$225,000	$24,027	(5)	$549,027
	2010	$273,750	$200,000	$8,250	(5)	$482,000

(1)	Bonuses for 2012 have not yet been determined. We expect these bonuses will be determined before the end of August 2013.
(2)	Mr. Chappelle’s other compensation for the year ended December 31, 2012 consists of $10,000 in matching funds to his 401(k) account, $16,631 in auto expenses, and approximately $4,650 for club membership. Mr. Chappelle’s other compensation for the year ended December 31, 2011 consists of $9,800 in matching funds to his 401(k) account, and $17,802 in auto expenses.
(3)	Mr. Ellis’ other compensation for the year ended December 31, 2012 consists of $10,000 in matching funds to his 401(k) account and $9,463 in auto expenses. Mr. Ellis’ other compensation for the year ended December 31, 2011 consists of $9,800 in matching funds to his 401(k) account and $18,189 in auto expenses.
(4)	For the year ended December 31, 2012, Mr. McCabe’s other compensation consisted of $10,000 in matching funds to his 401(k) account, and $106,845 in travel and living expenses, which includes $24,255 for an apartment in Houston and $82,590 for travel, which consists primarily of airfare and the cost of a leased car and parking. For the year ended December 31, 2011, Mr. McCabe’s other compensation consisted of $9,800 in matching funds to his 401(k) account, and $66,601 in travel and living expenses, which includes $18,764 for an apartment in Houston and $47,837 for travel, which consists primarily of airfare and the cost of rental cars and parking.
(5)	Mr. Murrell’s other compensation for the year ended December 31, 2012 consists of $10,000 in matching funds to his 401(k) account and $18,438 in auto expenses. Mr. Murrell’s other compensation for the year ended December 31, 2011 consists of $9,800 in matching funds to his 401(k) account and $14,227 in auto expense.

Narrative Disclosure to Summary Compensation Table

Mr. Chappelle

Mr. Chappelle entered into an employment agreement on August 31, 2006 that provides that he will act as President and Chief Executive Officer until August 31, 2010, subject to automatic one year renewals of the term if neither party submits a notice of termination at least 60 days prior to the end of the then-current term. In accordance with the provisions of the employment agreement, in 2012, the agreement was automatically renewed for an additional one-year term. This agreement may be terminated by either party, at any time, subject to severance obligations in the event Mr. Chappelle is terminated by us without cause or he dies or is disabled.

Mr. Chappelle’s employment agreement provides for a minimum base salary of $400,000 and an annual bonus equal to a percentage of his base salary paid during each such annual period, such percentage to be established by our Board of Directors in the Board’s sole discretion.

Mr. Ellis

Mr. Ellis entered into an employment agreement on August 31, 2006 that provides that he will act as Vice President and Chief Operating Officer until August 31, 2010, subject to automatic one year renewals of the term if neither party submits a notice of termination at least 60 days prior to the end of the then-current term. In accordance with the provisions of the employment agreement, in 2012, the agreement was automatically renewed for an additional one-year term. This agreement may be terminated by either party, at any time, subject to severance obligations in the event Mr. Ellis is terminated by us without cause or he dies or is disabled.

Mr. Ellis’ employment agreement provides for a minimum base salary of $400,000 and an annual bonus equal to a percentage of his base salary paid during each such annual period, such percentage to be established by our Board of Directors in the Board’s sole discretion.

Mr. McCabe

Mr. McCabe entered into an employment agreement on August 31, 2006 that provides that he will act as Vice President and Chief Financial Officer until August 31, 2010, subject to automatic one year renewals of the term if neither party submits a notice of termination at least 60 days prior to the end of the then-current term. In accordance with the provisions of the employment agreement, in 2012, the agreement was automatically renewed for an additional one-year term. This agreement may be terminated by either party, at any time, subject to severance obligations in the event Mr. McCabe is terminated by us without cause or he dies or is disabled.

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

Mr. Murrell

Mr. Murrell entered into an employment agreement on October 1, 2006 that provides that he will act as Vice President of Land and Business Development until October 1, 2007, subject to automatic one year renewals of the term if neither party submits a notice of termination at least 60 days prior to the end of the then-current term. In accordance with the provisions of the employment agreement, in 2012, the agreement was automatically renewed for an additional one-year term. This agreement may be terminated by either party, at any time, subject to severance obligations in the event Mr. Murrell is terminated by us without cause or he dies or is disabled.

Mr. Murrell’s employment agreement provides for a minimum base salary of $190,000 and an annual bonus equal to 0.5% of the taxable income less federal income tax of Alta Mesa Holdings, subject to a minimum bonus of $50,000 and a maximum bonus such that his combined salary plus bonus does not exceed $1,000,000.

Grants of Plan-Based Awards for Fiscal Year 2012

There were no grants of plan-based awards to our named executive officers during the fiscal year ended December 31, 2012.

Outstanding Equity Awards Value at 2012 Fiscal Year-End

There were no outstanding equity awards for our named executive officers as of December 31, 2012.

Option Exercises and Equity Awards Vested in Fiscal Year 2012

There were no exercises of equity awards and no vesting of equity awards for our named executive officers during fiscal 2012.

Pension Benefits

We do not provide pension benefits for our named executive officers.

Nonqualified Deferred Compensation

We do not have a nonqualified deferred compensation plan and, as such, no compensation has been deferred by our named executive officers.

Termination of Employment and Change–in–Control Provisions

Messrs. Chappelle, Ellis, McCabe and Murrell are parties to employment agreements which provide them with post–termination benefits in a variety of circumstances. The amount of compensation payable in some cases may vary depending on the nature of the termination, whether as a result of retirement/voluntary termination, involuntary not–for–cause termination, termination following a change of control and in the event of disability or death of the executive. The discussion below describes the varying amounts payable in each of these situations. It assumes, in each case, that the officer’s termination was effective as of December 31, 2012. In presenting this disclosure, we describe amounts earned through December 31, 2012 and, in those cases where the actual amounts to be paid out can only be determined at the time of such executive’s separation from us, our estimates of the amounts which would be paid out to the executives upon their termination.

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

If the executive’s employment is involuntarily terminated by us (except for cause or due to the death of the executive) or if the executive’s employment is terminated due to disability or retirement or by the executive for good reason, we are obligated to pay as additional compensation an amount in cash equal to two years, except in the case of Mr. Murrell, in which case it is six months, of the executive’s base salary in effect as of the termination date. Under the terms of Mr. Murrell’s employment agreement, upon such involuntary termination, he would also be paid 50% of the annual bonus then in effect. Assuming termination as of December 31, 2012, for both Messrs. Chappelle and Ellis, the termination benefit would have been $900,000; for Mr. McCabe, $800,000; and for Mr. Murrell, $275,000. In addition, the executive is entitled to continued group health plan coverage following the termination date for the executive and the executive’s eligible spouse and dependents for the maximum period for which such qualified beneficiaries are eligible to receive COBRA coverage. The executive shall not be required to pay more for COBRA coverage than officers who are then in active service for us and receiving coverage under the plan. Assuming termination as of December 31, 2012, for each of Messrs. Chappelle, Ellis, McCabe, and Murrell, this amount would have been $18.00 to each. Our total cost of providing this benefit would have been $29,285 for Mr. Chappelle, $42,976 for Mr. Ellis, $29,285 for Mr. McCabe, and $29,285 for Mr. Murrell.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the limited partnership interests in Alta Mesa beneficially owned by:

•	all persons who, to the knowledge of our management team, beneficially own more than 5% of our outstanding limited partnership interests;

•	each current director of Alta Mesa GP, our general partner;

•	each principal officer of Alta Mesa GP; and

•	all current directors and principal officers of Alta Mesa GP as a group.

Name of Beneficial Owner (1)	Percentage of Class A Limited Partnership Interests Beneficially Owned	Percentage of Class B Limited Partnership Interests Beneficially Owned
Alta Mesa Investment Holdings Inc. (2)	—	100.0%
Macquarie Bank Limited (3)	5.0%	—
RBS Equity Corporation (4)	5.0%	—
Michael E. Ellis (5)	84.5%	—
Mickey Ellis (6)	—	—
Harlan H. Chappelle	5.0%	—
Michael A. McCabe	—	—
David Murrell	—	—
Directors and principal officers as a group (5 persons)	89.5%	—

(1)	Unless otherwise indicated, the address for all beneficial owners in this table is at 15021 Katy Freeway, Suite 400, Houston, Texas 77094.
(2)	The address of Alta Mesa Investment Holdings Inc. is c/o Denham Capital Management LP, 600 Travis, Suite 2310, Houston, Texas 77002. For more information on the ability of our Class B Limited Partner to cause a liquidity event, see Note 15 in the accompanying Notes to Consolidated Financial Statements.
(3)	The address of Macquarie Bank Limited is 333 Clay Street, Houston, Texas 77002.
(4)	The address of RBS Equity Corporation is c/o The Royal Bank of Scotland plc, 600 Travis, Suite 6500, Houston, Texas 77002.
(5)	Mr. Ellis does not own directly any partnership interests. Includes limited partner interests held by Alta Mesa Resources, LP, Galveston Bay Resources Holdings, LP, Petro Acquisition Holdings, LP and Petro Operating Company Holdings, Inc., all entities owned and controlled by Mr. Ellis.
(6)	Mickey Ellis is the spouse of Michael E. Ellis. Ms. Ellis may be deemed to be the beneficial owner of the partnership interests owned by Mr. Ellis.

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

During 2012, Michael E. Ellis received a capital distribution from us of $165,000.

Founder Notes

We were founded in 1987 by Michael E. Ellis and we or our subsidiaries have over time entered into promissory notes to repay Mr. Ellis for contributions of working capital and other amounts. See Note 9 in the accompanying Notes to Consolidated Financial Statements.

Land Consulting Services

David Murrell, our Vice President, Land and Business Development, is the principal of David Murrell & Associates, which provides land consulting services to us. The primary employee of David Murrell & Associates is his spouse, Brigid Murrell. Services are provided at a pre-negotiated hourly rate based on actual time employed by us. Total expenditures under this arrangement vary but over the last three years annual payment to Ms. Murrell has averaged over $120,000 per year. Payment for the year ended December 31, 2012 was approximately $116,000. The contract may be terminated by either party without penalty upon 30 days’ notice.

Employee

David McClure, one of our senior engineers and the son-in-law of our CEO, Harlan H. Chappelle, received total compensation of $330,000 for the year ended December 31, 2012. Additionally, his position provides him with the use of a company vehicle, similar to our other engineers whose duties include field oversight.

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

Item 14. Principal Accountant Fees and Services

Our Board of Directors selected UHY LLP, an independent registered public accounting firm, to audit our consolidated financial statements for the fiscal year ended December 31, 2012. Aggregate fees for professional services rendered to us by UHY LLP for the years ended December 31, 2012 and 2011 were as follows:

	2012	2011
Audit Fees	$546,750	$642,350
Audit–Related Fees	39,650	47,270
Tax Fees	—	127,056

Total	$586,400	$816,676

Audit Fees

The audit fees for the years ended December 31, 2012 and 2011, respectively, were for professional services rendered for the audits of our consolidated financial statements and review of our quarterly financial statements. In addition, fees in both 2011 and 2012 were incurred in connection with issuance of debt. In 2011, we replaced our $300 million issue of privately placed bonds with registered bonds. In 2012 we privately placed an additional $150 million in bonds and filed a registration statement for the replacement of those bonds with registered bonds.

Audit-Related Fees

Audit-related fees for the years 2011 and 2012 also include fees for the audit of our 401(k) employee savings plan.

Tax Fees

The tax fees for the year ended December 31, 2011 were for professional services rendered for tax compliance.

Pre-Approval Policies and Procedures

We currently have no Board committees. Our Board of Directors has adopted policies regarding the pre-approval of auditor services. Specifically, the Board of Directors approves all services provided by the independent public accountants at its March meeting. All additional services must be pre-approved on a case-by-case basis. Our Board of Directors reviews the actual and budgeted fees for the independent public accountants periodically at regularly scheduled board meetings. All of the services provided by UHY LLP during fiscal 2012 and 2011 were approved by the Board of Directors.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

1.	Financial Statements:

(i)	Independent Registered Public Accounting Firm’s Report

(ii)	Consolidated Statements of Operations for each of the three years in the period ended December 31, 2012

(iii)	Consolidated Balance Sheets as of December 31, 2012 and 2011

(iv)	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2012

(v)	Consolidated Statements of Changes in Partners’ Capital for each of the three years in the period ended December 31, 2012

(vi)	Notes to Consolidated Financial Statements

(vii)	Supplemental Oil and Natural Gas Information (Unaudited)

2.	Financial Statement Schedules:

(i)	All schedules are omitted as they are not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.

3.	Exhibits:

EXHIBIT NUMBER	Description Of Exhibit

3.1	Articles of Organization of Alta Mesa Holdings GP, LLC dated as of September 26, 2005 (incorporated by reference from Exhibit 3.1 to Alta Mesa Holdings, LP’s registration statement on Form S-4 filed with the SEC on April 27, 2011).

3.2	Regulations of Alta Mesa Holdings GP, LLC, dated as of September 26, 2005 (incorporated by reference from Exhibit 3.2 to Alta Mesa Holdings, LP’s registration statement on Form S-4 filed with the SEC on April 27, 2011).

3.3	Certificate of Limited Partnership of Alta Mesa Holdings, LP, dated as of September 26, 2005 (incorporated by reference from Exhibit 3.3 to Alta Mesa Holdings, LP’s registration statement on Form S-4 filed with the SEC on April 27, 2011).

3.4	First Amended and Restated Agreement of Limited Partnership of Alta Mesa Holdings, LP, dated as of September 1, 2006 (incorporated by reference from Exhibit 3.4 to Alta Mesa Holdings, LP’s registration statement on Form S-4 filed with the SEC on April 27, 2011).

3.5	Amendment Number One to the First Amended and Restated Agreement of Limited Partnership of Alta Mesa Holdings, LP, dated as of May 12, 2010 (incorporated by reference from Exhibit 3.5 to Alta Mesa Holdings, LP’s registration statement on Form S-4 filed with the SEC on April 27, 2011).

3.6	Amendment Number Two to the First Amended and Restated Agreement of Limited Partnership of Alta Mesa Holdings, LP, dated as of October 7, 2010 (incorporated by reference from Exhibit 3.6 to Alta Mesa Holdings, LP’s registration statement on Form S-4 filed with the SEC on April 27, 2011).

3.7	Certificate of Incorporation of Alta Mesa Finance Services Corp., dated September 27, 2010 (incorporated by reference from Exhibit 3.7 to Alta Mesa Holdings, LP’s registration statement on Form S-4 filed with the SEC on April 27, 2011).

3.8	Bylaws of Alta Mesa Finance Services Corp., dated as of September 27, 2010 (incorporated by reference from Exhibit 3.8 to Alta Mesa Holdings, LP’s registration statement on Form S-4 filed with the SEC on April 27, 2011).

4.1	Indenture by and among the Issuers, the Subsidiary Guarantors and Wells Fargo Bank, N.A., as Trustee, dated as of October 13, 2010 (incorporated by reference from Exhibit 4.1 to Alta Mesa Holdings, LP’s registration statement on Form S-4 filed with the SEC on April 27, 2011).

10.1	Sixth Amended and Restated Credit Agreement by and among Alta Mesa Holdings, LP, Wells Fargo Bank, N.A., as administrative agent, and the lenders parties thereto from time to time, dated as of May 13, 2010 (incorporated by reference from Exhibit 10.1 to Alta Mesa Holdings, LP’s registration statement on Form S-4 filed with the SEC on April 27, 2011).

10.2	Amendment No. 1 to Sixth Amended and Restated Credit Agreement by and among Alta Mesa Holdings, LP, the guarantors parties thereto, Wells Fargo Bank, N.A., as administrative agent, and the lenders parties thereto from time to time, dated as of September 2, 2010 (incorporated by reference from Exhibit 10.2 to Alta Mesa Holdings, LP’s registration statement on Form S-4 filed with the SEC on April 27, 2011).

10.3	Amendment No. 2 to Sixth Amended and Restated Credit Agreement by and among Alta Mesa Holdings, LP, the guarantors parties thereto, Wells Fargo Bank, N.A., as administrative agent, and the lenders parties thereto from time to time, dated as of December 6, 2010 (incorporated by reference from Exhibit 10.3 to Alta Mesa Holdings, LP’s registration statement on Form S-4 filed with the SEC on April 27, 2011).

10.4	Employment Agreement, dated August 31, 2006, between Alta Mesa Services, LP and Harlan H. Chappelle (incorporated by reference from Exhibit 10.4 to Alta Mesa Holdings, LP’s registration statement on Form S-4 filed with the SEC on April 27, 2011).

10.5	Employment Agreement, dated August 31, 2006, between Alta Mesa Services, LP and Michael E. Ellis (incorporated by reference from Exhibit 10.5 to Alta Mesa Holdings, LP’s registration statement on Form S-4 filed with the SEC on April 27, 2011).

10.6	Employment Agreement, dated August 31, 2006, between Alta Mesa Services, LP and Michael A. McCabe (incorporated by reference from Exhibit 10.6 to Alta Mesa Holdings, LP’s registration statement on Form S-4 filed with the SEC on April 27, 2011).

10.7	Employment Agreement, dated October 1, 2006, between Alta Mesa Services, LP and F. David Murrell (incorporated by reference from Exhibit 10.7 to Alta Mesa Holdings, LP’s registration statement on Form S-4 filed with the SEC on April 27, 2011).

10.8	Amended and Restated Promissory Note, dated June 30, 2010, executed by Galveston Bay Resources, LP in favor of Michael E. Ellis (incorporated by reference from Exhibit 10.10 to Alta Mesa Holdings, LP’s registration statement on Form S-4 filed with the SEC on April 27, 2011).

10.9	Amended and Restated Promissory Note, dated June 30, 2010, executed by Alta Mesa Holdings, LP in favor of Michael E. Ellis (incorporated by reference from Exhibit 10.11 to Alta Mesa Holdings, LP’s registration statement on Form S-4 filed with the SEC on April 27, 2011).

10.10	Amended and Restated Promissory Note, dated June 30, 2010, executed by Petro Acquisitions, LP in favor of Michael E. Ellis (incorporated by reference from Exhibit 10.12 to Alta Mesa Holdings, LP’s registration statement on Form S-4 filed with the SEC on April 27, 2011).

10.11	The Meridian Resource Corporation Management Well Bonus Plan, dated as of November 5, 1997 (incorporated by reference from Exhibit 10.14 to Alta Mesa Holdings, LP’s registration statement on Form S-4 filed with the SEC on April 27, 2011).

10.12	Amendment to The Meridian Resource Corporation Management Well Bonus Plan, dated as of May 13, 2010 (incorporated by reference from Exhibit 10.15 to Alta Mesa Holdings, LP’s registration statement on Form S-4 filed with the SEC on April 27, 2011).

10.11	The Meridian Resource Corporation Geoscientist Well Bonus Plan, dated as of November 5, 1997 (incorporated by reference from Exhibit 10.16 to Alta Mesa Holdings, LP’s registration statement on Form S-4 filed with the SEC on April 27, 2011).

10.13	Amendment to The Meridian Resource Corporation Geoscientist Well Bonus Plan, dated as of May 13, 2010 (incorporated by reference from Exhibit 10.17 to Alta Mesa Holdings, LP’s registration statement on Form S-4 filed with the SEC on April 27, 2011).

10.14	The Meridian Resource Corporation TMR Employees Trust Well Bonus Plan, dated as of November 5, 1997 (incorporated by reference from Exhibit 10.18 to Alta Mesa Holdings, LP’s registration statement on Form S-4 filed with the SEC on April 27, 2011).

10.15	Amendment to The Meridian Resource Corporation TMR Employees Trust Well Bonus Plan, dated as of May 13, 2010 (incorporated by reference from Exhibit 10.19 to Alta Mesa Holdings, LP’s registration statement on Form S-4 filed with the SEC on April 27, 2011).

10.16	Amendment No. 3 to Sixth Amended and Restated Credit Agreement by and among Alta Mesa Holdings, LP, Wells Fargo Bank, N.A., as administrative agent, and the lenders party thereto from time to time, dated as of May 23, 2011 (incorporated by reference from Exhibit 10.20 to Alta Mesa Holdings, LP’s registration statement on Form S-4/A filed with the SEC on July 11, 2011).

10.17	Purchase and Sale Agreement between Michael J. Mayell and Alta Mesa Energy, LLC, dated April 21, 2011 (incorporated by reference from Exhibit 10.1 to Alta Mesa Holdings, LP’s quarterly report on Form 10-Q filed with the SEC on August 12, 2011).

10.18	Purchase and Sale Agreement between Sydson Energy, Inc. and Alta Mesa Energy, LLC, dated April 21, 2011 (incorporated by reference from Exhibit 10.2 to Alta Mesa Holdings, LP’s quarterly report on Form 10-Q filed with the SEC on August 12, 2011).

10.19	Purchase and Sale Agreement by and among Texas Oil Distribution & Development, Inc., JAR Resource Holdings, L.P., Joseph A. Reeves, Jr., Dianne S. Reeves and Alta Mesa Energy, LLC, dated June 17, 2011 (incorporated by reference from Exhibit 10.3 to Alta Mesa Holdings, LP’s quarterly report on Form 10-Q filed with the SEC on August 12, 2011).

10.20	Amendment No. 5 to Sixth Amended and Restated Credit Agreement by and among Alta Mesa Holdings, LP, Wells Fargo Bank, N.A., as administrative agent, and the lenders party thereto from time to time, dated as of May 15, 2012 (incorporated by reference from Exhibit 10.1 to Alta Mesa Holdings, LP’s quarterly report on Form 10-Q filed with the SEC on May 15, 2012).

10.21	Purchase Agreement dated October 3, 2012 by and among Alta Mesa Holdings, LP, Alta Mesa Finance Services Corp., the Guarantors named therein and the Initial Purchasers named therein (incorporated by reference from Exhibit 10.1 to Alta Mesa Holdings, LP’s current report on Form 8-K filed with the SEC on October 4, 2012).

10.22	Amendment No. 4 to Sixth Amended and Restated Credit Agreement by and among Alta Mesa Holdings, LP, Wells Fargo Bank, N.A., as administrative agent, and the lenders party thereto from time to time, dated as of November 7, 2011 (incorporated by reference from Exhibit 10.1 to Alta Mesa Holdings, LP’s quarterly report on Form 10-Q filed with the SEC on November 14, 2011).

21.1*	Subsidiaries of the Company.

23.1*	Consent of UHY LLP.

23.2*	Consent of Netherland, Sewell & Associates, Inc.

31.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

31.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

32.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

99.1*	Audit Letter by Netherland, Sewell & Associates, Inc. dated as of February 15, 2013.

101+	Interactive Data Files.

*	Filed herewith.
+	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTA MESA HOLDINGS, L.P.

(Registrant)

By	/S/ MICHAEL A. MCCABE
Michael A. McCabe Chief Financial Officer

Dated March 27, 2013

In accordance with the Exchange Act, this report has been signed below on the 27th day of March, 2013, by the following persons on behalf of the registrant and in the capacities indicated.

	Signature	Title

By:	/s/ HARLAN H. CHAPPELLE Harlan H. Chappelle	President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ MICHAEL E. ELLIS Michael E. Ellis	Founder, Chairman, Vice President of Engineering and Chief Operating Officer, Director

By:	/s/ MICKEY ELLIS Mickey Ellis	Director

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

“PV-10”. When used with respect to oil and natural gas reserves, PV-10 means the estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development and abandonment costs, using prices and costs in effect at the determination date, before income taxes, and without giving effect to non-property related expenses, discounted to a present value using an annual discount rate of 10% in accordance with the guidelines of the SEC. PV-10 is not a financial measure calculated in accordance with generally accepted accounting principles (“GAAP”) and generally differs from Standardized Measure, the most directly comparable GAAP financial measure, because it does not include the effects of income taxes on future net revenues. Neither PV-10 nor Standardized Measure represents an estimate of the fair market value of our oil and natural gas properties. We and others in the industry use PV-10 as a measure to compare the relative size and value of proved reserves held by companies without regard to the specific tax characteristics of such entities. Our PV-10 is the same as our standardized measure for the periods presented in this report.

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

“Standardized measure”. Standardized measure is the present value of estimated future net revenues to be generated from the production of proved reserves, determined in accordance with the rules and regulations of the Securities and Exchange Commission, without giving effect to non — property related expenses such as certain general and administrative expenses, debt service and future federal income tax expenses or to depreciation, depletion and amortization and discounted using an annual discount rate of 10%. Our standardized measure includes future obligations under the Texas gross margin tax, but it does not include future federal income tax expenses because we are a partnership and are not subject to federal income taxes. Our standardized measure is the same as our PV-10 for the periods presented in this report.

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

Independent Auditors’ Report

To the Partners of

Alta Mesa Holdings, LP and Subsidiaries

Houston, Texas

We have audited the accompanying consolidated balance sheets of Alta Mesa Holdings, LP and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in partners’ capital and cash flows for each of the three fiscal years in the period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/S/ UHY LLP

Houston, Texas

March 27, 2013

ALTA MESA HOLDINGS, LP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(dollars in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,786	$2,630
Restricted cash	2,305	—
Accounts receivable, net	40,715	40,807
Other receivables	4,415	2,806
Prepaid expenses and other current assets	4,501	5,394
Derivative financial instruments	21,360	28,582

TOTAL CURRENT ASSETS	79,082	80,219

PROPERTY AND EQUIPMENT
Oil and natural gas properties, successful efforts method, net	639,466	572,816
Other property and equipment, net	16,031	16,351

TOTAL PROPERTY AND EQUIPMENT, net	655,497	589,167

OTHER ASSETS
Investment in Partnership — cost	9,000	9,000
Deferred financing costs, net	13,685	12,802
Derivative financial instruments	14,066	24,244
Advances to operators	9,416	3,625
Deposits and other assets	1,686	1,026

TOTAL OTHER ASSETS	47,853	50,697

TOTAL ASSETS	$782,432	$720,083

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$112,684	$70,295
Current portion, asset retirement obligations	64	3,030
Derivative financial instruments	91	1,300

TOTAL CURRENT LIABILITIES	112,839	74,625

LONG-TERM LIABILITIES
Asset retirement obligations, net of current portion	48,529	43,066
Long-term debt	601,858	487,036
Notes payable to founder	22,123	20,911
Derivative financial instruments	—	57
Other long-term liabilities	3,451	4,716

TOTAL LONG-TERM LIABILITIES	675,961	555,786

TOTAL LIABILITIES	788,800	630,411
COMMITMENTS AND CONTINGENCIES (NOTE 11)
PARTNERS’ CAPITAL (DEFICIT)	(6,368)	89,672

TOTAL LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)	$782,432	$720,083

See notes to consolidated financial statements.

ALTA MESA HOLDINGS, LP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011	2010
	(dollars in thousands)
REVENUES
Natural gas	$99,251	$149,580	$125,866
Oil	220,638	161,726	75,827
Natural gas liquids	12,277	12,605	6,844
Sale of oil and natural gas prospects	2,005	467	666
Other revenues	2,562	1,660	809

	336,733	326,038	210,012
Unrealized gain (loss) — oil and natural gas derivative contracts	(17,434)	28,169	10,088

TOTAL REVENUES	319,299	354,207	220,100

EXPENSES
Lease and plant operating expense	69,047	62,637	41,905
Production and ad valorem taxes	23,485	19,357	11,141
Workover expense	12,740	11,777	7,409
Exploration expense	21,912	15,785	31,037
Depreciation, depletion, and amortization expense	109,252	94,251	59,090
Impairment expense	96,227	18,735	8,399
Accretion expense	1,813	1,812	1,370
General and administrative expense	40,222	33,087	20,135
(Gain) on sale of assets	—	—	(1,766)

TOTAL EXPENSES	374,698	257,441	178,720

INCOME (LOSS) FROM OPERATIONS	(55,399)	96,766	41,380
OTHER INCOME (EXPENSE)
Interest expense	(41,932)	(32,722)	(27,172)
Interest income	99	78	23
Litigation settlement	1,250	—	—
Gain on contract settlement	—	1,285	—

TOTAL OTHER INCOME (EXPENSE)	(40,583)	(31,359)	(27,149)

INCOME (LOSS) BEFORE STATE INCOME TAXES	(95,982)	65,407	14,231
BENEFIT FROM (PROVISION FOR) STATE INCOME TAXES	107	(228)	(2)

NET INCOME (LOSS)	$(95,875)	$65,179	$14,229

See notes to consolidated financial statements.

ALTA MESA HOLDINGS, LP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

(dollars in thousands)

BALANCE, DECEMBER 31, 2009	$10,664
CONTRIBUTIONS	50,000
DISTRIBUTIONS	(50,235)
NET INCOME	14,229

BALANCE, DECEMBER 31, 2010	24,658
DISTRIBUTIONS	(165)
NET INCOME	65,179

BALANCE, DECEMBER 31, 2011	89,672
DISTRIBUTIONS	(165)
NET INCOME (LOSS)	(95,875)

BALANCE, DECEMBER 31, 2012	$(6,368)

See notes to consolidated financial statements.

ALTA MESA HOLDINGS, LP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(95,875)	$65,179	$14,229
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization expense	109,252	94,251	59,090
Impairment expense	96,227	18,735	8,399
Accretion expense	1,813	1,812	1,370
(Gain) on sale of assets	—	—	(1,766)
Dry hole expense	8,454	6,064	15,834
Expired leases	—	96	—
Amortization of loan costs	2,424	2,813	4,240
Amortization of debt discount	322	260	65
Unrealized (gain) loss on derivatives	16,134	(32,256)	(10,974)
(Gain) on contract settlement	—	(1,285)	—
Interest converted into debt	1,212	1,202	1,379
Settlement of asset retirement obligation	(2,453)	(1,823)	(453)
Deferred state tax provision	—	228	—
Changes in operating assets and liabilities:
Restricted cash	(2,305)	—	—
Accounts receivable	92	(2,726)	(9,255)
Other receivables	(1,609)	3,532	(4,612)
Prepaid expenses and other non-current assets	(5,558)	(4,478)	(3,305)
Accounts payable, accrued liabilities and other long-term liabilities	19,063	(949)	(13,056)

NET CASH PROVIDED BY OPERATING ACTIVITIES	147,193	150,655	61,185

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for property and equipment	(224,719)	(193,770)	(110,083)
Acquisitions	(30,346)	(72,363)	(101,359)
Proceeds from sale of assets	—	—	3,030

NET CASH USED IN INVESTING ACTIVITIES	(255,065)	(266,133)	(208,412)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	270,000	130,500	584,421
Repayments of long-term debt	(155,500)	(15,000)	(420,056)
Additions to deferred financing costs	(3,307)	(2,063)	(16,341)
Capital contributions	—	—	50,000
Capital distributions	(165)	(165)	(50,235)

NET CASH PROVIDED BY FINANCING ACTIVITIES	111,028	113,272	147,789

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,156	(2,206)	562
CASH AND CASH EQUIVALENTS, beginning of year	2,630	4,836	4,274

CASH AND CASH EQUIVALENTS, end of year	$5,786	$2,630	$4,836

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest	$36,853	$32,069	$21,537

Cash paid during the year for taxes	$124	$—	$—

Change in asset retirement obligations	$1,661	$587	$609

Asset retirement obligations assumed, purchased properties	$1,476	$2,807	$30,920

Change in accruals or liabilities for capital expenditures	$22,061	$(17,478)	$36,025

See notes to consolidated financial statements.

ALTA MESA HOLDINGS, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

NOTE 1 — SUMMARY OF ORGANIZATION AND NATURE OF OPERATIONS

Organization. The consolidated financial statements presented herein are of Alta Mesa Holdings, LP and (i) its wholly-owned subsidiaries: Alta Mesa Acquisition Sub, LLC, Alta Mesa Eagle, LLC, Alabama Energy Resources, LLC, Alta Mesa Drilling, LLC, Alta Mesa Energy, LLC, Alta Mesa Finance Services Corp., Alta Mesa GP, LLC, AM Idaho, LLC, AMH Energy New Mexico, LLC, and Virginia Oil and Gas, LLC; (ii) its direct and indirect wholly-owned subsidiaries: Alta Mesa Services, LP, Aransas Resources, LP (and its wholly-owned subsidiary ARI Development, LLC), Brayton Management GP II, LLC, Brayton Resources II, LP, Buckeye Production Company, LP, Cairn Energy USA, LLC, FBB Anadarko, LLC, Galveston Bay Resources, LP, Louisiana Exploration & Acquisitions, LP (and its wholly-owned subsidiary Louisiana Exploration & Acquisition Partnership, LLC), Louisiana Onshore Properties LLC, Navasota Resources, Ltd., LLP, New Exploration Technologies Company, LLC, Nueces Resources, LP, Oklahoma Energy Acquisitions, LP, Petro Acquisitions, LP, Petro Operating Company, LP, Sundance Acquisition, LLC, TE TMR, LLC, Texas Energy Acquisitions, LP, The Meridian Production LLC, The Meridian Resource & Exploration LLC, The Meridian Resource LLC, TMR Drilling, LLC, TMR Equipment, LLC; and (iii) its partially-owned subsidiaries: Brayton Management GP, LLC, Brayton Resources, LP, LEADS Resources, L.L.C., and Orion Operating Company, LP.

Nature of Operations. We are engaged primarily in the acquisition, exploration, development, and production of oil and natural gas properties. Our core properties are located in Texas, Louisiana, and Oklahoma.

We use accounting policies which reflect industry practices and conform to accounting principles generally accepted in the U.S. (“GAAP”). As used herein, the following acronyms have the following meanings: “FASB” means the Financial Accounting Standards Board; the “Codification” refers to the Accounting Standards Codification, the collected accounting and reporting guidance maintained by the FASB; “ASC” means Accounting Standards Codification and is generally followed by a number indicating a particular section of the Codification; and “ASU” means Accounting Standards Update, followed by an identification number, which are the periodic updates made to the Codification by the FASB. “SEC” means the Securities and Exchange Commission.

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

Cash and Cash Equivalents. We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains cash balances at financial institutions in the United States of America, which at times exceed federally insured amounts. The Federal Deposit Insurance provides insurance up to $250,000 per depositor. We monitor the financial condition of the financial institutions and have experienced no losses associated with these accounts. Restricted cash includes a balance on deposit related to deferred payment of certain royalties.

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

Allowance for Doubtful Accounts. We routinely assess the recoverability of all material trade and other receivables to determine their collectability. We accrue a reserve when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of the reserve can be reasonably estimated. Accounts receivable are shown net of allowance for doubtful accounts of $784,000 and $557,000 as of December 31, 2012 and 2011, respectively.

Deferred Financing Costs. Deferred financing costs and the amount of discount at which notes payable have been issued (debt discount) are amortized using the straight-line method, which approximates the interest method, over the term of the related debt. For the years ended December 31, 2012, 2011, and 2010, amortization of deferred financing costs included in interest expense amounted to $2.4 million, $2.8 million, and $4.2 million, respectively. Deferred financing costs are listed among our long-term assets, net of accumulated amortization of $9.9 million and $7.5 million at December 31, 2012 and 2011, respectively.

Property and Equipment. Oil and natural gas producing activities are accounted for using the successful efforts method of accounting. Under the successful efforts method, lease acquisition costs and all development costs, including unsuccessful development wells, are capitalized.

Unproved Properties — Acquisition costs associated with the acquisition of leases are recorded as unproved properties and capitalized as incurred. These consist of costs incurred in obtaining a mineral interest or right in a property, such as a lease in addition to options to lease, broker fees, recording fees and other similar costs related to activities in acquiring properties. Unproved properties are classified as unproved until proved reserves are discovered, at which time related costs are transferred to proved oil and natural gas properties.

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

Impairment — The capitalized costs of proved oil and natural gas properties are reviewed quarterly for impairment following the guidance provided in ASC 360-10-35, “Property, Plant and Equipment, Subsequent Measurement,” or whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset or asset group exceeds its fair market value and is not recoverable. The determination of recoverability is based on comparing the estimated undiscounted future net cash flows at a producing field level to the carrying value of the assets. If the future undiscounted cash flows, based on estimates of anticipated production from proved reserves and future crude oil and natural gas prices and operating costs, are lower than the carrying cost, the carrying cost of the asset or group of assets is reduced to fair value. For our proved oil and natural gas properties, we estimate fair value by discounting the projected future cash flows at an appropriate risk-adjusted discount rate.

Our evaluation of the Company’s proved properties resulted in impairment expense of $90.3 million, $16.9 million, and $6.4 million for the years ended December 31, 2012, 2011, and 2010, respectively.

In addition, the Company recorded other write-downs and impairment expense of casing and tubing to lower of cost or market, of zero, $162,000 and $18,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Unproved properties are assessed at least annually to determine whether they have been impaired. Individually significant properties are assessed for impairment on a property-by-property basis, while individually insignificant unproved properties may be assessed in the aggregate. If unproved properties are found to be impaired, an impairment allowance is provided and a loss is recognized in the consolidated statement of operations. For the years ended December 31, 2012, 2011 and 2010, impairment expense of unproved properties was $5.9 million, $1.8 million, and $2.0 million, respectively.

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

If the carrying value is not recoverable on an undiscounted basis, the impairment loss is measured as the excess of the asset’s carrying value over its fair value. Management assesses the fair value of long-lived assets using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third party comparable sales, internally developed discounted cash flow analysis and analysis from outside advisors. Significant changes in market conditions resulting from events such as the condition of an asset or a change in management’s intent to utilize the asset would generally require management to reassess the cash flows related to the long-lived assets. For the years ended December 31, 2012, 2011, and 2010, respectively, the Company did not record any impairment expense related to other long-lived assets.

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

DD&A expense for the years ended December 31, 2012, 2011, and 2010 related to oil and natural gas properties was $106.6 million, $92.3 million, and $58.2 million, respectively.

The Company’s drilling rig is depreciated using the straight-line method of depreciation over a period of approximately fifteen years. Depreciation expense of the rig for the years ended December 31, 2012, 2011, and 2010 was $700,000, $693,000, and $444,000, respectively.

Leasehold improvements to offices are depreciated using the straight-line method over the life of the lease.

Other property and equipment is depreciated using the straight-line method over periods ranging from three to seven years. Depreciation expense for other property and equipment for the years ended December 31, 2012, 2011, and 2010 was $2.0 million, $1.2 million, and $494,000 respectively.

Investment. The Company’s investment consists of a 10% ownership interest in a drilling company, Orion Drilling Company, LP (“Orion”). The investment is accounted for under the cost method. Under this method, the Company’s share of earnings or losses of the investment are not included in the statements of operations. Distributions from Orion are recognized in current period earnings as declared. For the years ended December 31, 2012, 2011, and 2010, distributions of zero, zero, and $735,000 respectively, were included in “Other revenues” in the consolidated statements of operations.

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

Derivative Financial Instruments. We use derivative contracts to hedge the effects of fluctuations in the prices of oil, natural gas and interest rates. We account for such derivative instruments in accordance with ASC 815, “Derivatives and Hedging,” which establishes accounting and disclosure requirements for derivative instruments and requires them to be measured at fair value and recorded as assets or liabilities in the consolidated balance sheets (see Note 5 for information on fair value).

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

Management has considered the Company’s exposure under the standard at both the federal and state tax levels. We did not have any uncertain tax positions as of December 31, 2012 and 2011. We record income tax, related interest, and penalties, if any, as a component of income tax expense. We did not incur any interest or penalties for the years ended December 31, 2012, 2011, or 2010.

The Company’s tax returns for the years ended December 31, 2008 forward remain open for examination. None of the Company’s federal or state tax returns are currently under examination by the relevant authorities.

Revenue Recognition. We recognize oil, natural gas and natural gas liquids revenues when products are delivered at a fixed or determinable price, title has transferred and collectability is reasonably assured. We use the sales method of accounting for recognition of natural gas imbalances. Revenue from drilling rigs has been recorded when services were performed.

Fair Value of Financial Instruments. The fair value of cash, accounts receivable and current liabilities approximate book value due to their short-term nature. The estimate of fair value of long-term debt under our credit facility is not considered to be materially different from carrying value due to market rates of interest. The fair value of the debt to our founder is not practicable to determine. We have estimated the fair value of our senior notes payable at $463.5 million on December 31, 2012. Derivative financial instruments are carried at fair value. See Note 5 for further information on fair values of financial instruments. See Note 9 for information on long-term debt.

Acquisitions. Acquisitions are accounted for as purchases using the acquisition method of accounting. Accordingly, the results of operations are included in our consolidated statements of operations from the closing date of the acquisitions. Purchase prices are allocated to acquired assets and assumed liabilities based on their estimated fair value at the time of the acquisition.

Reclassifications. Certain amounts in the 2011 and 2010 consolidated financial statements have been reclassified to conform to the 2012 presentation. The reclassifications had no impact on net income or partners’ capital.

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, which was clarified as to scope in January 2013 by ASU 2013-01. The two ASU’s address increases to disclosures about offsetting assets and liabilities. New disclosures are required to enable users of financial statements to understand significant quantitative differences in balance sheets prepared under GAAP and International Financial Reporting Standards (IFRS) related to the offsetting of financial instruments. The existing GAAP guidance allowing balance sheet offsetting, including industry-specific guidance, remains unchanged. The guidance in ASU Nos. 2011-11 and 2013-01 is effective for annual and interim reporting periods beginning on or after January 1, 2013. The disclosures should be applied retrospectively for all prior periods presented. We do not expect the adoption of these pronouncements to have a material impact on our consolidated financial statements.

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

In February 2013 the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which updates a 2011 standard regarding disclosures about this component of capital accounts. ASU 2013-02 gives companies the flexibility to present information regarding significant amounts reclassified from Other Comprehensive Income either on the face of the financial statements or parenthetically in the notes thereto, provided that all of the required information is presented in a single location. The guidance is effective for annual and interim periods beginning after December 31, 2012. We do not expect the adoption of this pronouncement to have a material impact on our consolidated financial statements.

NOTE 3 — SIGNIFICANT ACQUISITIONS

Meridian Acquisition

In 2010 we acquired The Meridian Resource Corporation (“Meridian”), a public exploration and production company, at a cost of $158 million. Results of the acquisition are included in our consolidated statements of operations from the acquisition date of May 13, 2010.

Sydson and TODD Acquisitions

In 2011, we purchased certain oil and natural gas assets from Sydson Energy and certain of its related parties (“Sydson”) for a total of $28.4 million. We also purchased certain properties from Texas Oil Distribution & Development, Inc. and Matrix Petroleum LLC and certain other parties (“TODD”) for a total of $23.4 million. Funding for both acquisitions was provided through our credit facility. Results of the acquisitions are included in our consolidated statements of operations from the respective acquisition dates for Sydson and TODD of April 21, 2011 and June 17, 2011.

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2012	2011
	(dollars in thousands)
OIL AND NATURAL GAS PROPERTIES
Unproved properties	$52,501	$34,797
Accumulated impairment	(6,040)	(5,427)

Unproved properties, net	46,461	29,370

Proved oil and natural gas properties	1,171,798	925,578
Accumulated depreciation, depletion, amortization and impairment	(578,793)	(382,132)

Proved oil and natural gas properties, net	593,005	543,446

TOTAL OIL AND NATURAL GAS PROPERTIES, net	639,466	572,816

LAND	1,185	1,185

DRILLING RIG	10,500	10,500
Accumulated depreciation	(1,837)	(1,137)

TOTAL DRILLING RIG, net	8,663	9,363

OTHER PROPERTY AND EQUIPMENT
Office furniture and equipment, software, vehicles	9,657	7,313
Accumulated depreciation	(3,474)	(1,510)

OTHER PROPERTY AND EQUIPMENT, net	6,183	5,803

TOTAL PROPERTY AND EQUIPMENT, net	$655,497	$589,167

Suspended Well Costs

We have capitalized $4.6 million and zero, respectively, in exploratory well costs pending determination of proved reserves for periods less than one year at December 31, 2012 and 2011. We have not capitalized exploratory well costs for periods greater than one year at December 31, 2012 and 2011.

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

The fair value of our interest rate derivative contracts, which expired in 2012, was calculated using the Black-Scholes option pricing model and is also considered a Level 2 fair value.

Our senior notes are carried at historical cost, net of amortized discount; we estimate the fair value of the senior notes for disclosure purposes (see Note 2). This estimation is based on the most recent trading values of the notes at or near the reporting date.

Oil and natural gas properties are subject to impairment testing and potential impairment write down as described in Note 2. Oil and natural gas properties with a carrying amount of $363.7 million were written down to their fair value of $267.5 million, resulting in an impairment charge of $96.2 million for the year ended December 31, 2012. Oil and natural gas properties with a carrying amount of $35.2 million were written down to their fair value of $16.5 million, resulting in an impairment charge of $18.7 million for the year ended December 31, 2011. Oil and natural gas properties with a carrying amount of $19.1 million were written down to their fair value of $10.7 million, resulting in an impairment charge of $8.4 million for the year ended December 31, 2010. The impairment analysis is based on the estimated discounted future cash flows for those properties. Significant Level 3 assumptions used in the calculation of estimated discounted cash flows included our estimate of future oil and natural gas prices, production costs, development expenditures, estimated quantities and timing of production of proved reserves, appropriate risk-adjusted discount rates, and other relevant data.

In addition, other equipment, included in oil and gas properties, was impaired zero, $162,000, and $18,000 for the years ended December 31, 2012, 2011 and 2010, respectively, based on market information for similar products, which is a Level 3 value.

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

New additions to asset retirement obligations result from estimations for new properties, and fair values for them are categorized as Level 3. Such estimations are based on present value techniques which utilize company-specific information for such inputs as cost and timing of plug and abandonment of wells and facilities. We recorded a total of $2.3 million in additions to asset retirement obligations measured at fair value for the year ended December 31, 2012. We recorded a total of $3.4 million in additions to asset retirement obligations measured at fair value for the year ended December 31, 2011.

The following table presents information about our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
At December 31, 2012:
Financial Assets:
Derivative contracts for oil and natural gas	—	$76,157	—	$76,157
Financial Liabilities:
Derivative contracts for oil and natural gas	—	$40,822	—	$40,822
At December 31, 2011:
Financial Assets:
Derivative contracts for oil and natural gas	—	$109,138	—	$109,138
Financial Liabilities:
Derivative contracts for oil and natural gas	—	$56,369	—	$56,369
Derivative contracts for interest rate	—	$1,300	—	$1,300

The amounts above are presented on a gross basis; presentation on our consolidated balance sheets utilizes netting of assets and liabilities with the same counterparty where master netting agreements are in place.

For additional information on derivative contracts, see Note 6.

NOTE 6 — DERIVATIVE FINANCIAL INSTRUMENTS

We account for our derivative contracts under the provisions of ASC 815, “Derivatives and Hedging.” We have entered into forward-swap contracts and collar contracts to reduce our exposure to price risk in the spot market for oil and natural gas. We also utilize financial basis swap contracts, which address the price differential between market-wide benchmark prices and other benchmark pricing referenced in certain of our crude oil and natural gas sales contracts. Substantially all of our hedging agreements are executed by affiliates of the lenders under our credit facility described in Note 9 below, and are collateralized by the security interests of the respective affiliated lenders in certain of our assets under the credit facility. The contracts settle monthly and are scheduled to coincide with either oil production equivalent to barrels (Bbl) per month or gas production equivalent to volumes in millions of British thermal units (MMbtu) per month. The contracts represent agreements between us and the counter-parties to exchange cash based on a designated price, or in the case of financial basis hedging contracts, based on a designated price differential between various benchmark prices. Cash settlement occurs monthly based on the specified price benchmark. We have not designated any of our derivative contracts as fair value or cash flow hedges; accordingly we use mark-to-market accounting, recognizing unrealized gains and losses in the consolidated statement of operations at each reporting date. Realized gains and losses on commodities hedging contracts are included in oil and natural gas revenues.

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

The second table below provides information on the location and amounts of realized and unrealized gains and losses on derivatives included in the consolidated statement of operations for each of the years ended December 31, 2012 and 2011.

The following table summarizes the fair value (see Note 5 for further discussion of fair value) and classification of the Company’s derivative instruments, none of which have been designated as hedging instruments under ASC 815:

Fair Values of Derivative Contracts
	Balance Sheet Location at December 31, 2012
	Current asset portion of Derivative financial instruments	Current liability portion of Derivative financial instruments	Long-term asset portion of Derivative financial instruments	Long-term liability portion of Derivative financial instruments
	(dollars in thousands)
Fair value of oil and natural gas commodity contracts, assets	$43,074	$—	$33,083	$—
Fair value of oil and natural gas commodity contracts, (liabilities)	(21,714)	(91)	(19,017)	—

Total net assets, (liabilities)	$21,360	$(91)	$14,066	$—

Fair Values of Derivative Contracts
	Balance Sheet Location at December 31, 2011
	Current asset portion of Derivative financial instruments	Current liability portion of Derivative financial instruments	Long-term asset portion of Derivative financial instruments	Long-term liability portion of Derivative financial instruments
	(dollars in thousands)
Fair value of oil and natural gas commodity contracts, assets	$56,716	$—	$52,422	$—
Fair value of oil and natural gas commodity contracts, (liabilities)	(28,134)	—	(28,178)	(57)
Fair value of interest rate contracts, (liabilities)	—	(1,300)	—	—

Total net assets, (liabilities)	$28,582	$(1,300)	$24,244	$(57)

Commodity contracts are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets. This netting can cause derivative assets to be ultimately presented in a (liability) account on the consolidated balance sheets. Likewise, derivative (liabilities) could be presented in an asset account.

The following table summarizes the effect of our derivative instruments in the consolidated statements of operations:

	Location of Gain	Classification of	Years Ended December 31,
Derivatives not designated as hedging instruments under ASC 815	(Loss)	Gain (Loss)	2012	2011	2010
			(dollars in thousands)
Natural gas commodity contracts	Natural gas revenues	Realized	$38,347	$25,208	$23,206
Oil commodity contracts	Oil revenues	Realized	(1,162)	(3,756)	(224)
Interest rate contracts	Interest expense	Realized	(1,337)	1,363	(4,380)

Total realized gains (losses) from derivatives not designated as hedges			$35,848	$22,815	$18,602

Natural gas commodity contracts	Unrealized gain (loss) — oil and natural gas derivative contracts	Unrealized	$(22,316)	$21,937	$17,066
Oil commodity contracts	Unrealized gain (loss) — oil and natural gas derivative contracts	Unrealized	4,882	6,232	(6,978)
Interest rate contracts	Interest expense	Unrealized	1,300	4,087	886

Total unrealized gains (losses) from derivatives not designated as hedges			$(16,134)	$32,256	$10,974

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

In the tables below for natural gas and crude oil derivative positions open as of December 31, 2012, the notional amount is equal to the total net volumetric hedge position of the Company during the periods presented. We have hedged approximately 81% of our forecasted production from proved developed producing reserves through 2017.

We had the following open derivative contracts for natural gas at December 31, 2012:

NATURAL GAS DERIVATIVE CONTRACTS

	Volume in MMbtu	Weighted Average	Range
Period and Type of Contract			High	Low
2013
Price Swap Contracts
Short Swaps	19,200,000	$4.70	$9.15	$3.30
Long Swaps	150,000	3.28	3.28	3.28
Collar Contracts
Long Put Options	1,500,000	6.09	6.15	6.00
Long Call Options	2,100,000	7.31	9.15	7.00
Short Put Options	16,649,750	3.21	5.00	3.00
2014
Price Swap Contracts
Short Swaps	3,125,000	6.27	7.50	5.60
Collar Contracts
Short Call Options	4,395,000	6.59	9.00	4.83
Long Put Options	2,570,000	5.84	7.00	4.25
Short Put Options	3,543,500	3.98	5.50	3.00
2015
Price Swap Contracts
Short Swaps	1,825,000	5.91	5.91	5.91
2016
Collar Contracts
Short Call Options	455,000	7.50	7.50	7.50
Long Put Options	455,000	5.50	5.50	5.50
Short Put Options	455,000	4.00	4.00	4.00

We had the following open derivative contracts for crude oil at December 31, 2012:

OIL DERIVATIVE CONTRACTS

		Weighted	Range
Period and Type of Contract	Volume in Bbls	Average	High	Low
2013
Price Swap Contracts
Short Swaps	1,487,000	$110.16	$122.39	$77.00
Collar Contracts
Short Call Options	836,955	117.18	129.00	100.00
Long Put Options	543,500	102.38	110.00	85.00
Long Call Options	114,975	105.00	127.00	92.35
Short Put Options	1,456,000	82.04	90.00	65.00
2014
Price Swap Contracts
Short Swaps	255,050	96.57	105.48	81.00
Collar Contracts
Short Call Options	273,750	125.70	133.50	107.50
Long Put Options	1,127,200	91.62	100.00	80.00
Short Put Options	1,233,780	72.34	80.00	60.00
2015
Price Swap Contracts
Short Swaps	401,500	99.30	99.30	99.30
Collar Contracts
Short Call Options	428,850	120.81	135.98	115.00
Long Put Options	501,850	90.27	95.00	85.00
Short Put Options	501,850	69.82	75.00	60.00
2016
Price Swap Contracts
Short Swaps	292,800	94.95	95.00	94.90
Collar Contracts
Short Call Options	256,000	116.28	130.00	114.00
Long Put Options	256,000	90.71	95.00	90.00
Short Put Options	256,000	70.71	75.00	70.00
2017
Collar Contracts
Short Call Options	243,000	114.00	114.00	114.00
Long Put Options	243,000	90.00	90.00	90.00

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

We had the following open financial basis swap contracts for natural gas at December 31, 2012:

Volume in MMbtu	Reference Price 1 (1)	Reference Price 2 (1)	Period	Spread ($ per MMbtu)
3,650,000	NYMEX Henry Hub	Houston Ship Channel	Jan ’13 — Dec ’13	$0.0625

(1)	The spread in these trades limits the differential of the settlement quotation prices for NYMEX Henry Hub over the Houston Ship Channel index published in Inside FERC.

We had the following open financial basis swap contracts for crude oil at December 31, 2012:

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

NOTE 7 — ASSET RETIREMENT OBLIGATIONS

As discussed in Note 2, the Company follows ASC 410 in accounting for asset retirement obligations. A summary of the changes in asset retirement obligations is included in the table below:

	Year Ended December 31,
	2012	2011	2010
	(dollars in thousands)
Balance, beginning of year	$46,096	$42,713	$10,267
Liabilities incurred	787	608	702
Liabilities assumed with acquired producing properties	1,476	2,807	30,920
Liabilities settled	(2,453)	(1,823)	(453)
Revisions to previous estimates	874	(21)	(93)
Accretion expense	1,813	1,812	1,370

Balance, end of year	48,593	46,096	42,713
Less: Current portion	64	3,030	1,617

Long-term portion	$48,529	$43,066	$41,096

NOTE 8 — RELATED PARTY TRANSACTIONS

The Company has notes payable to our founder which bear interest at 10% with a balance of $22.1 million and $20.9 million at December 31, 2012 and 2011, respectively. See further information at Note 9.

Alta Mesa Services, LP (“Alta Mesa Services”), one of our wholly owned subsidiaries, conducts our business and operations and, in addition to the board of directors of our general partner, makes decisions on our behalf. Prior to the consummation of the offering of our senior notes in October 2010, Alta Mesa Services was owned by Michael E. Ellis, the founder of the Company, as well as Chief Operating Officer and Chairman of the Board and Mickey Ellis, his spouse. The consolidated results of operations include the financial activity of Alta Mesa Services for the years ended December 31, 2012, 2011, and 2010, respectively.

During 2012, 2011, and 2010 Michael E. Ellis received capital distributions from the Company of $165,000, $165,000 and $235,000, respectively.

NOTE 9 — LONG TERM DEBT

Long-term debt consists of the following:

	December 31,
	2012	2011
	(dollars in thousands)
Credit Facility	$154,790	$188,790
Senior Notes	447,068	298,246

Total long-term debt	$601,858	$487,036

Credit Facility. On May 13, 2010, we entered into a Sixth Amended and Restated Credit Agreement (as amended, the “credit facility”). The credit facility matures on May 23, 2016 and is secured by substantially all of our oil and gas properties. The credit facility borrowing base is redetermined periodically and, as of December 31, 2012, the borrowing base under the facility was $313.7 million. The credit facility bears interest at LIBOR plus applicable margins between 2.00% and 2.75% or a “Reference Rate,” which is based on the prime rate of Wells Fargo Bank, N. A., plus a margin ranging from 1.00% to 1.75%, depending on the utilization of our borrowing base. The rate was 2.33% as of December 31, 2012 and 2.774% as of December 31, 2011.

Senior Notes. On October 13, 2010, we issued senior notes due October 15, 2018 with a face value of $300 million, at a discount of $2.1 million. The senior notes carry a face interest rate of 9.625%, with an effective rate of 9.75%; interest is payable semi-annually each April 15th and October 15th. On October 15, 2012 we issued an additional $150 million of senior notes (“additional senior notes”) governed by the same indenture as the original issue of senior notes, and carrying the same face interest rate, maturity and interest payment dates. The additional senior notes were issued at a discount of $1.5 million, and proceeds were used to reduce outstanding borrowings under the credit facility. All of the senior notes, including the additional senior notes (together, “senior notes”) are secured by general corporate credit, and effectively rank junior to any of our existing or future secured indebtedness, which includes the credit facility. The senior notes are unconditionally guaranteed on a senior unsecured basis by each of our material subsidiaries. The balance is presented net of unamortized discount of $2.9 million and $1.8 million at December 31, 2012 and December 31, 2011, respectively.

The senior notes contain an optional redemption provision available prior to October 2013 allowing us to retire up to 35% of the principal outstanding under the senior notes at 109.625% with the proceeds of an equity offering. Additional optional redemption provisions allow for retirement at 104.813%, 102.406%, and 100.0% beginning on each of October 15, 2014, 2015, and 2016, respectively.

The original $300 million senior notes were exchanged for substantially identical registered senior notes in 2011. The additional $150 million senior notes were exchanged for substantially identical registered senior notes in February 2013.

Notes Payable to Founder. We also have notes payable to our founder which bear simple interest at 10% with a balance of $22.1 million and $20.9 million at December 31, 2012 and December 31, 2011, respectively. The notes mature December 31, 2018. Interest and principal are payable at maturity. These founder notes are subordinate to all debt. Interest on the notes payable to our founder amounted to $1.2 million during 2012, $1.2 million during 2011, and $1.4 million during 2010, respectively. Such amounts have been added to the balance of the founder notes.

Future maturities of long-term debt, including the notes payable to our founder, at December 31, 2012 are as follows (dollars in thousands):

Year Ending December 31,
2013	—
2014	—
2015	—
2016	$154,790
2017	—
Thereafter	472,123

$626,913

The credit facility and senior notes include covenants requiring that the Company maintain certain financial covenants including a current ratio, leverage ratio, and interest coverage ratio. At December 31, 2012, the Company was in compliance with the covenants. The terms of the credit facility also restrict the Company’s ability to make distributions and investments.

NOTE 10 — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following provides the detail of accounts payable and accrued liabilities:

	December 31,
	2012	2011
	(dollars in thousands)
Capital expenditures	$37,738	$19,119
Revenues and royalties payable	10,788	6,742
Operating expenses/taxes	23,887	21,147
Compensation	5,978	3,567
Acquisition costs payable	—	2,883
Other	6,223	5,754

Total accrued liabilities	84,614	59,212
Accounts payable	28,070	11,083

Accounts payable and accrued liabilities	$112,684	$70,295

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Contingencies

Hilltop Field Litigation: On July 23, 2009, we made a payment of $25.5 million and took assignment of substantially all working interests that Chesapeake Energy Corporation (“Chesapeake”) had acquired from Gastar Exploration Ltd. (“Gastar”) in an approximate 50,000 acre area of Leon and Robertson Counties, Texas known as the Hilltop field, in which the Deep Bossier formation was the principal focus for development. We exercised our preferential right to purchase these interests from Gastar in late 2005, but Gastar and Chesapeake had opposed this and Chesapeake took record title at that time. We finally and conclusively prevailed when, in 2008, a Texas court of appeals directed that specific performance take place. In early 2009, the Texas Supreme Court denied the defendants’ request to review the appeal. As a result, we were able to take assignment of working interests in over 30 producing wells and participate in further development of the area, primarily with EnCana, but also with Gastar. A subsequent payment to EnCana of $15.2 million plus purchase accounting adjustments of $3.8 million brought the total cost of the acquisition to $44.5 million. While the ownership of these interests has been decided by the courts, we pursued other claims against Chesapeake and Gastar; Chesapeake claimed an additional $36.3 million of past expenses. We entered into settlements with both the Chesapeake-related defendants and Gastar in 2012. The effects of these settlements, recorded in the second quarter of 2012, were not material to our financial position or results of operations.

Environmental claims: Management has established a liability for soil contamination in Florida of $1.0 million at December 31, 2012 and December 31, 2011, based on our undiscounted engineering estimates. The obligations are included in other long-term liabilities in the accompanying consolidated balance sheets.

Various landowners have sued our wholly owned subsidiary The Meridian Resource Corporation and its subsidiaries (“Meridian”), which we acquired in 2010, in lawsuits concerning several fields in which Meridian has had operations. The lawsuits seek injunctive relief and other relief, including unspecified amounts in both actual and punitive damages for alleged breaches of mineral leases and alleged failure to restore the plaintiffs’ lands from alleged contamination and otherwise from Meridian’s oil and natural gas operations. We are unable to express an opinion with respect to the likelihood of an unfavorable outcome of the various environmental claims or to estimate the amount or range of potential loss should the outcome be unfavorable. Therefore, we have not provided any amount for these claims in our financial statements at December 31, 2012.

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

We have a contingent commitment to pay an amount up to a maximum of approximately $2.7 million for properties acquired in 2008. The additional purchase consideration will be paid if certain product price conditions are met.

Commitments

Office and Equipment Leases: The Company leases office space, as well as certain field equipment such as compressors, under long-term operating lease agreements. The lease for our main office will expire in 2022. Any initial rent-free months are amortized over the life of the lease. Equipment leases are generally for four years or less. Rent expense, including office space and compressors, for the years ended December 31, 2012, 2011, and 2010 amounted to approximately $4.5 million, $4.3 million, and $2.9 million, respectively.

At December 31, 2012, future base rentals for non-cancelable leases are as follows (dollars in thousands):

Year Ending December 31,
2013	$3,113
2014	2,024
2015	1,501
2016	1,484
2017	1,511
Thereafter	7,667

$17,300

Additionally, at December 31, 2012, the Company had posted bonds in the aggregate amount of $12.6 million, primarily to cover future abandonment costs.

NOTE 12 — MAJOR CUSTOMERS

The Company markets production on a competitive basis. Natural gas is sold under short-term contracts generally with month-to-month pricing based on published regional indices (typically the market index for delivery at the Houston Ship Channel for gas produced in Texas and the Henry Hub for gas produced in Louisiana), with differentials for transportation taken into account. Our oil is primarily sold under short-term contracts, based on regional prices, adjusted for transportation, location, and quality.

For the year ended December 31, 2012, based on revenues excluding hedging activities, three major customers accounted for 10% or more of those revenues individually, with contributions of $63.3 million, $50.1 million, and $44.8 million. On the same basis, for the year ended December 31, 2011, two major customers accounted for 10% or more of those revenues individually, with contributions of $67.7 million and $40.8 million. On the same basis, for the year ended December 31, 2010, one major customer accounted for 10% or more of those revenues individually, with contributions of $38.4 million. We believe that the loss of such customers would not have a material adverse effect on us because alternative purchasers are readily available.

NOTE 13 — 401(k) SAVINGS PLAN

Employees of Alta Mesa Services and Petro Operating Company, LP (“POC”) may participate in a 401(k) savings plan, whereby the employees may elect to make contributions pursuant to a salary reduction agreement. Alta Mesa Services and POC make a matching contribution equal to fifty-percent (50%) of an employee’s salary deferral contribution up to a maximum of eight percent (8%) of an employee’s salary. Matching contributions to the plan were approximately $422,000, $404,000, and $393,000 for the years ended December 31, 2012, 2011, and 2010, respectively.

NOTE 14 — SIGNIFICANT RISKS AND UNCERTAINTIES

The Company’s business makes it vulnerable to changes in wellhead prices of crude oil and natural gas. Such prices have been volatile in the past and can be expected to be volatile in the future. By definition, proved reserves are based on analysis of current oil and natural gas prices. Price declines reduce the estimated value of proved reserves and increase annual amortization expense (which is based on proved reserves). We mitigate some of this vulnerability by entering into oil and natural gas price derivative contracts. See Note 6.

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

NOTE 16 — SUBSEQUENT EVENTS

Management has evaluated all events subsequent to the balance sheet date of December 31, 2012 and has determined that no subsequent events require disclosure.

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

NOTE 18 — SUPPLEMENTAL QUARTERLY INFORMATION (Unaudited)

Results of operations by quarter for the year ended December 31, 2012 were:

	Quarter Ended
2012	March 31	June 30	Sept. 30	Dec. 31
	(dollars in thousands)
Revenues	$72,639	$108,857	$51,633	$86,170
Results of operations from exploration and production activities (1)	28,140	29,151	(22,648)	(29,722)
Net income (loss)	$3,401	$31,861	$(80,897)	$(50,240)

Results of operations by quarter for the year ended December 31, 2011 were:

	Quarter Ended
2011	March 31	June 30	Sept. 30	Dec. 31
	(dollars in thousands)
Revenues	$51,916	$95,544	$116,164	$90,583
Results of operations from exploration and production activities (1)	22,560	26,143	26,304	28,607
Net income (loss)	$(12,166)	$25,560	$39,392	$12,393

(1)	Results of operations from exploration and production activities, which approximate gross profit, are computed as revenues, exclusive of unrealized gain/loss on oil and natural gas derivative contracts, less expenses for lease operating, severance and ad valorem taxes, workovers, exploration, depletion and depreciation, impairment, and accretion.

NOTE 19 — SUPPLEMENTAL OIL AND NATURAL GAS DISCLOSURES (UNAUDITED)

The unaudited reserve and other information presented below is provided as supplemental information in accordance with the provisions of ASC Topic 932-235.

Our proved reserves and associated cash flows are based on our internally produced reserve report as of December 31, 2012, which was audited by Netherland, Sewell & Associates, Inc. (“NSAI”).

For further information on the methods and controls used in the process of estimating reserves, as well as the qualifications of our preparers and of NSAI, see “Our Oil and Natural Gas Reserves — Internal Control and Qualifications” included herein.

Oil and natural gas producing activities are conducted onshore within the continental United States and all of our proved reserves are located within the United States.

Estimated Quantities of Proved Reserves

The following table sets forth our net proved reserves as of December 31, 2012, 2011, and 2010, and the changes therein during the years then ended. Proved oil and natural gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made.

	Oil (MBbls)	Gas (MMcf)	NGL (MBbls)(1)
Total Proved Reserves:
Balance at December 31, 2009	8,495	183,105	—
Production during 2010	(964)	(24,026)	(147)
Purchases in place (2)	5,301	49,217	660
Discoveries and extensions	3,306	24,022	207
Revisions of previous quantity estimates and other	(3,951)	9,135	1,015

Balance at December 31, 2010	12,187	241,453	1,735
Production during 2011	(1,580)	(30,750)	(215)
Purchases in place (3)	674	10,385	100
Discoveries and extensions	4,436	24,142	544
Revisions of previous quantity estimates and other	1,216	(27,964)	2,681

Balance at December 31, 2011	16,933	217,266	4,845
Production during 2012	(2,138)	(21,769)	(273)
Purchases in place	335	6,619	8
Discoveries and extensions	10,173	18,870	1,187
Revisions of previous quantity estimates and other	(4,683)	(68,497)	(72)

Balance at December 31, 2012	20,620	152,489	5,695

Proved Developed Reserves:
Balance at December 31, 2010	7,867	159,226	1,301
Balance at December 31, 2011	11,484	161,395	3,616
Balance at December 31, 2012	10,467	111,206	4,209
Proved Undeveloped Reserves:
Balance at December 31, 2010	4,320	82,227	434
Balance at December 31, 2011	5,449	55,871	1,229
Balance at December 31, 2012	10,153	41,283	1,486
(1)	Natural gas liquids were not tracked in our reserve reports prior to 2010.
(2)	Purchase of Meridian in 2010.
(3)	Primarily the purchases of Sydson and TODD in 2011.

Proved Undeveloped Reserves

At December 31, 2012 we had proved undeveloped reserves (“PUDs”) of 111 Bcfe, or approximately 36% of total proved reserves. The PUDs are primarily in our Eagleville field in the Eagle Ford play in South Texas, in South Louisiana, and in Florida. Total PUDs at December 31, 2011 were 96 Bcfe, or 28% of our total reserves.

In 2012, we converted 13.2 Bcfe, or 14% of total year end 2011 PUDs, to proved developed reserves. Costs relating to the development of PUDs were approximately $ 49.8 million in 2012. Costs of PUD development in 2012 do not represent the total costs of these conversions, as additional costs may have been recorded in previous years. Estimated future development costs relating to the development of 2012 year-end PUDs are $238 million. All PUDs but two are scheduled to be drilled by 2017; those two are sidetrack developments in producing wells which will be drilled after the current zones are depleted.

We dropped, revised, or reclassified to unproved categories, approximately 28.2 Bcfe from our 2011 PUD balance due to decreased gas prices. These were primarily in our Hilltop field and in one other field in South Texas. We added approximately 45.3 Bcfe in PUDs during 2012, primarily in our Eagle Ford shale properties (28.8 Bcfe), in our Weeks Island field in South Louisiana (9.6 Bcfe net increase), and from an acquisition (6.9 Bcfe). Total PUDs also increased approximately 11.3 Bcfe for various reasons, primarily revisions based on performance and/or reinterpretation of data.

None of our PUDs at December 31, 2012 originated more than five years ago.

Capitalized Costs Relating to Oil and Natural Gas Producing Activities

	December 31,
	2012	2011
	(dollars in thousands)
Capitalized costs:
Proved properties	$1,171,798	$925,578
Unproved properties	52,501	34,797

Total	1,224,299	960,375
Accumulated depreciation, depletion and amortization	(584,833)	(387,559)

Net capitalized costs	$639,466	$572,816

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

	Year Ended December 31,
	2012	2011	2010
	(dollars in thousands)
Costs incurred during the year:
Property acquisition costs
Unproved	$31,695	$37,152	$3,018
Proved(1)	12,192	53,601	148,518
Exploration	46,559	24,079	57,830
Development(2)	200,974	142,212	98,053

	$291,420	$257,044	$307,419

(1)	Property acquisition costs for proved properties in 2011 include primarily the purchase of Sydson ($28.4 million) and TODD ($23.4 million). Property acquisition costs for proved properties in 2010 include the purchase of Meridian for $147.4 million and an adjustment to the purchase price of the Hilltop properties of $1.0 million.
(2)	Includes asset retirement costs of $1.7 million, $587,000, and $609,000, for the years ended December 31, 2012, 2011, and 2010, respectively.

Results of Operations from Oil and Natural Gas Producing Activities

	Year Ended December 31,
	2012	2011	2010
	(dollars in thousands, except per unit data)
Operating revenues:
Natural gas	$99,251	$149,580	$125,866
Oil	220,638	161,726	75,827
Natural gas liquids	12,277	12,605	6,844
Other revenue	4,567	2,127	1,475

	336,733	326,038	210,012

Less:
Lease and plant operating expense	69,047	62,637	41,905
Production and ad valorem taxes	23,485	19,357	11,141
Workover expense	12,740	11,777	7,409
Exploration expense	21,912	15,785	31,037
Depreciation, depletion and amortization expense (1)	106,588	92,321	58,152
Impairment expense	96,227	18,735	8,399
Accretion expense	1,813	1,812	1,370
Gain on sale of assets	—	—	(1,766)
(Benefit from) provision for state income taxes	(107)	228	2

	331,705	222,652	157,649

Results of operations from oil and natural gas producing activities	$5,028	$103,386	$52,363

Depletion and amortization expense per Mcfe (1)	$2.94	$2.22	$1.89

(1)	Excludes depreciation of non-oil and gas assets of $2.7 million, $1.9 million, and $0.9 million in 2012, 2011, and 2010, respectively.

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

Future cash inflows as of December 31, 2012 and 2011 were calculated using an un-weighted arithmetic average of oil and natural gas prices in effect on the first day of each month in the respective year, except where prices are defined by contractual arrangements. Operating costs, production and ad valorem taxes and future development costs are based on current costs with no escalation.

Actual future prices and costs may be materially higher or lower. Actual future net revenues also will be affected by factors such as actual production, supply and demand for oil and natural gas, curtailments or increases in consumption by natural gas purchasers, changes in governmental regulations or taxation and the impact of inflation on costs.

The following table sets forth the components of the standardized measure of discounted future net cash flows for the years ended December 31, 2012, 2011, and 2010:

	At December 31,
	2012	2011	2010
	(dollars in thousands, except per unit data)
Future cash flows	$2,742,588	$2,850,381	$2,060,794
Future production costs	(928,398)	(803,290)	(618,319)
Future development costs	(348,042)	(297,375)	(255,128)
Future taxes on income	—	—	—

Future net cash flows	1,466,148	1,749,716	1,187,347
Discount to present value at 10 percent per annum	(551,727)	(679,520)	(482,165)

Standardized measure of discounted future net cash flows	$914,421	$1,070,196	$705,182

Base price for natural gas, per Mcf, in the above computations was:	$2.76	$4.12	$4.38
Base price for crude oil, per Bbl, in the above computations was:	$94.71	$96.19	$79.43

No consideration was given to the Company’s hedged transactions.

Changes in Standardized Measure of Discounted Future Net Cash Flows

The following table sets forth the changes in standardized measure of discounted future net cash flows:

	Year Ended December 31,
	2012	2011	2010
	(dollars in thousands)
Balance at beginning of year	$1,070,196	$705,182	$338,297
Sales of oil and natural gas, net of production costs	(226,896)	(230,140)	(148,082)
Changes in sales and transfer prices, net of production costs	(291,285)	219,797	27,025
Revisions of previous quantity estimates	(250,424)	(15,217)	(15,189)
Purchases of reserves-in-place	10,283	47,680	250,996
Sales of reserves-in-place	—	—	—
Current year discoveries and extensions	420,496	228,041	131,492
Changes in estimated future development costs	54,493	(5,987)	5,998
Development costs incurred during the year	49,834	47,402	29,413
Accretion of discount	107,020	70,518	33,830
Net change in income taxes	—	—	—
Change in production rate (timing) and other	(29,296)	2,920	51,402

Net change	(155,775)	365,014	366,885

Balance at end of year	$914,421	$1,070,196	$705,182