Form 10-Q
period 2013-03-31
Alta Mesa Holdings, LP
filed 2013-05-14
CIK 1518403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

ALTA MESA HOLDINGS, LP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,306	$5,786
Restricted cash	3,305	2,305
Accounts receivable, net	48,732	40,715
Other receivables	2,682	4,415
Prepaid expenses and other current assets	3,381	4,501
Derivative financial instruments	7,343	21,360

TOTAL CURRENT ASSETS	68,749	79,082

PROPERTY AND EQUIPMENT
Oil and natural gas properties, successful efforts method, net	679,691	639,466
Other property and equipment, net	16,070	16,031

TOTAL PROPERTY AND EQUIPMENT, NET	695,761	655,497

OTHER ASSETS
Investment in Partnership — cost	9,000	9,000
Deferred financing costs, net	12,985	13,685
Derivative financial instruments	10,411	14,066
Advances to operators	3,833	9,416
Deposits and other assets	1,695	1,686

TOTAL OTHER ASSETS	37,924	47,853

TOTAL ASSETS	$802,434	$782,432

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$112,373	$112,684
Current portion, asset retirement obligations	1,680	64
Derivative financial instruments	2,721	91

TOTAL CURRENT LIABILITIES	116,774	112,839

LONG-TERM LIABILITIES
Asset retirement obligations, net of current portion	47,512	48,529
Long-term debt	633,986	601,858
Notes payable to founder	22,421	22,123
Derivative financial instruments	—	—
Other long-term liabilities	2,395	3,451

TOTAL LONG-TERM LIABILITIES	706,314	675,961

TOTAL LIABILITIES	823,088	788,800
COMMITMENTS AND CONTINGENCIES (NOTE 9)
PARTNERS’ CAPITAL (DEFICIT)	(20,654)	(6,368)

TOTAL LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)	$802,434	$782,432

See notes to consolidated financial statements.

ALTA MESA HOLDINGS, LP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2013	2012
REVENUES
Natural gas	$25,363	$25,539
Oil	61,817	49,730
Natural gas liquids	2,118	3,067
Other revenues	652	698

	89,950	79,034
Unrealized (loss) — oil and natural gas derivative contracts	(20,302)	(6,395)

TOTAL REVENUES	69,648	72,639

EXPENSES
Lease and plant operating expense	15,583	15,918
Production and ad valorem taxes	5,744	6,230
Workover expense	4,077	1,253
Exploration expense	2,596	2,029
Depreciation, depletion, and amortization expense	24,505	23,893
Impairment expense	7,355	1,752
Accretion expense	443	440
Loss on sale of assets	1,070	—
General and administrative expense	9,341	7,969

TOTAL EXPENSES	70,714	59,484

INCOME (LOSS) FROM OPERATIONS	(1,066)	13,155
OTHER INCOME (EXPENSE)
Interest expense	(13,290)	(9,771)
Interest income	70	17

TOTAL OTHER INCOME (EXPENSE)	(13,220)	(9,754)

INCOME (LOSS) BEFORE STATE INCOME TAXES	(14,286)	3,401
PROVISION FOR STATE INCOME TAXES	—	—

NET INCOME (LOSS)	$(14,286)	$3,401

See notes to consolidated financial statements.

ALTA MESA HOLDINGS, LP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(14,286)	$3,401
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization expense	24,505	23,893
Impairment expense	7,355	1,752
Accretion expense	443	440
Amortization of loan costs	700	568
Amortization of debt discount	128	65
Dry hole expense	(150)	893
Expired leases	222	—
Unrealized loss on derivatives	20,302	5,868
Interest converted into debt	298	301
Loss on sale of assets	1,070	—
Settlement of asset retirement obligation	—	(373)
Changes in assets and liabilities:
Restricted cash	(1,000)	—
Accounts receivable	(8,017)	5,677
Other receivables	1,733	249
Prepaid expenses and other non-current assets	6,694	(1,337)
Accounts payable, accrued liabilities, and other long-term liabilities	5,636	6,351

NET CASH PROVIDED BY OPERATING ACTIVITIES	45,633	47,748

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property and equipment	(79,705)	(49,596)
Acquisitions	(408)	(9,946)

NET CASH USED IN INVESTING ACTIVITIES	(80,113)	(59,542)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	32,000	18,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	32,000	18,000

NET INCREASE (DECREASE) IN CASH	(2,480)	6,206
CASH AND CASH EQUIVALENTS, beginning of period	5,786	2,630

CASH AND CASH EQUIVALENTS, end of period	$3,306	$8,836

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$521	$2,460
Cash paid during the period for state taxes	$(107)	$—
Change in property asset retirement obligations, net	$156	$233
Change in accruals or liabilities for capital expenditures	$(7,002)	$(3,714)

See notes to consolidated financial statements.

ALTA MESA HOLDINGS, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. SUMMARY OF ORGANIZATION AND NATURE OF OPERATIONS

The consolidated financial statements reflect the accounts of Alta Mesa Holdings, LP and its subsidiaries (“we”, “us”, “our”, the “Company,” and “Alta Mesa”) after elimination of all significant intercompany transactions and balances. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual consolidated financial statements for the year ended December 31, 2012, which were filed with the Securities and Exchange Commission in our 2012 Annual Report on Form 10-K.

The consolidated financial statements included herein as of March 31, 2013, and for the three month periods ended March 31, 2013 and 2012, are unaudited, and in the opinion of management, the information furnished reflects all material adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of consolidated financial position and of the results of operations for the interim periods presented. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Certain minor reclassifications of prior period consolidated financial statements have been made to conform to current reporting practices. The consolidated results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of March 31, 2013, our significant accounting policies are consistent with those discussed in Note 2 of the consolidated financial statements for the fiscal year ended December 31, 2012.

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

Impairment — The capitalized costs of proved oil and natural gas properties are reviewed quarterly for impairment in accordance with ASC 360-10-35, “Property, Plant and Equipment, Subsequent Measurement,” or whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset or asset group exceeds its fair market value and is not recoverable. The determination of recoverability is based on comparing the estimated undiscounted future net cash flows at a producing field level to the carrying value of the assets. If the future undiscounted cash flows, based on estimates of anticipated production from proved reserves and future crude oil and natural gas prices and operating costs, are lower than the carrying cost, the carrying cost of the asset or group of assets is reduced to fair value. For our proved oil and natural gas properties, we estimate fair value by discounting the projected future cash flows at an appropriate risk-adjusted discount rate. Unproved properties are assessed quarterly to determine whether they have been impaired. Individually significant properties are assessed for impairment on a property-by-property basis, while individually insignificant unproved properties may be assessed in the aggregate. If unproved properties are found to be impaired, an impairment allowance is provided and a loss is recognized in the consolidated statement of operations.

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

Accounts Receivable, net: Our receivables arise from the sale of oil and natural gas to third parties and joint interest owner receivables for properties in which we serve as the operator. This concentration of customers may impact our overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions affecting the oil and gas industry. Accounts receivable are generally not collateralized. Accounts receivable are shown net of an allowance for doubtful accounts of $984,000 and $784,000 at March 31, 2013 and December 31, 2012, respectively.

Deferred Financing Costs: Deferred financing costs and the amount of discount at which notes payable have been issued (debt discount) are amortized using the straight-line method, which approximates the interest method, over the term of the related debt. For the three months ended March 31, 2013 and 2012, amortization of deferred financing costs included in interest expense amounted to $700,000 and $568,000, respectively. Deferred financing costs are listed among our long-term assets, net of accumulated amortization of $10.6 million and $9.9 million at March 31, 2013 and December 31, 2012, respectively.

Fair Value of Financial Instruments: The fair value of cash, restricted cash, accounts receivable, other current assets, and current liabilities approximate book value due to their short-term nature. The estimate of fair value of long-term debt under our senior secured revolving credit facility is not considered to be materially different from carrying value due to market rates of interest. The fair value of the debt to our founder is not practicable to determine. We have estimated the fair value of our $450 million senior notes payable at $480.4 million at March 31, 2013. See Note 4 for further information on fair values of financial instruments. See Note 7 for information on long-term debt.

Recent Accounting Pronouncements

In January 2013 we adopted ASU No. 2011-11, which increases disclosures about offsetting assets and liabilities. New disclosures are required to enable users of financial statements to understand significant quantitative differences in balance sheets prepared under GAAP and International Financial Reporting Standards (IFRS) related to the offsetting of financial instruments. The additional disclosures are included in Note 5.

In February 2013, the FASB issued ASU No. 2013-04. The guidance requires an entity that is joint and severally liable to measure the obligation as the sum of the amount the entity has agreed with co-obligors to pay and any additional amount it expects to pay on behalf of one or more co-obligors. Required disclosures include a description of the nature of the arrangement, how the liability arose, the relationship with co-obligors and the terms and conditions of the arrangement. ASU No. 2013-04 is effective for annual and interim reporting periods beginning after December 15, 2013. We do not expect the adoption of this pronouncement to have a material impact on our consolidated financial statements.

3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31, 2013	December 31, 2012
	(unaudited)
	(dollars in thousands)
OIL AND NATURAL GAS PROPERTIES
Unproved properties	$49,534	$52,501
Accumulated impairment	(1,022)	(6,040)

Unproved properties, net	48,512	46,461

Proved oil and natural gas properties	1,239,760	1,171,798
Accumulated depreciation, depletion, amortization and impairment	(608,581)	(578,793)

Proved oil and natural gas properties, net	631,179	593,005

TOTAL OIL AND NATURAL GAS PROPERTIES, net	679,691	639,466

LAND	1,185	1,185

DRILLING RIG	10,500	10,500
Accumulated depreciation	(2,012)	(1,837)

TOTAL DRILLING RIG, net	8,488	8,663

OTHER PROPERTY AND EQUIPMENT
Office furniture and equipment, vehicles	10,449	9,657
Accumulated depreciation	(4,052)	(3,474)

OTHER PROPERTY AND EQUIPMENT, net	6,397	6,183

TOTAL PROPERTY AND EQUIPMENT, net	$695,761	$655,497

4. FAIR VALUE DISCLOSURES

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

Oil and natural gas properties are subject to impairment testing and potential impairment write down. Oil and gas properties with a carrying amount of $11.1 million were written down to their fair value of $3.7 million, resulting in an impairment charge of $7.4 million for the three months ended March 31, 2013. Oil and gas properties with a carrying amount of $3.4 million were written down to their fair value of $1.6 million, resulting in an impairment charge of $1.8 million for the three months ended March 31, 2012.

Significant Level 3 assumptions used in the calculation of estimated discounted cash flows in the impairment analysis included our estimate of future oil and natural gas prices, production costs, development expenditures, estimated timing of production of proved reserves, appropriate risk-adjusted discount rates, and other relevant data.

New additions to asset retirement obligations result from estimations for new properties, and fair values for them are categorized as Level 3. Such estimations are based on present value techniques which utilize company-specific information for such inputs as cost and timing of plugging and abandonment of wells and facilities. We recorded $169,000 and $233,000 in additions to asset retirement obligations measured at fair value during the three months ended March 31, 2013 and 2012, respectively.

The following table presents information about our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
At March 31, 2013 (unaudited):
Financial Assets:
Derivative contracts for oil and natural gas	—	$49,097	—	$49,097
Financial Liabilities:
Derivative contracts for oil and natural gas	—	$34,064	—	$34,064
At December 31, 2012:
Financial Assets:
Derivative contracts for oil and natural gas	—	$76,157	—	$76,157
Financial Liabilities:
Derivative contracts for oil and natural gas	—	$40,822	—	$40,822

The amounts above are presented on a gross basis; presentation on our consolidated balance sheets utilizes netting of assets and liabilities with the same counterparty where master netting agreements are in place. For additional information on derivative contracts, see Note 5.

5. DERIVATIVE FINANCIAL INSTRUMENTS

We account for our derivative contracts under the provisions of ASC 815, “Derivatives and Hedging.” We have entered into forward-swap contracts and collar contracts to reduce our exposure to price risk in the spot market for oil and natural gas. We also utilize financial basis swap contracts, which address the price differential between market-wide benchmark prices and other benchmark pricing referenced in certain of our crude oil and natural gas sales contracts. Substantially all of our hedging agreements are executed by affiliates of the lenders under our credit facility described in Note 7 below, and are collateralized by the security interests of the respective affiliated lenders in certain of our assets under the credit facility. The contracts settle monthly and are scheduled to coincide with either oil production equivalent to barrels (Bbl) per month or gas production equivalent to volumes in millions of British thermal units (MMbtu) per month. The contracts represent agreements between us and the counter-parties to exchange cash based on a designated price, or in the case of financial basis hedging contracts, based on a designated price differential between various benchmark prices. Cash settlement occurs monthly. We have not designated any of our derivative contracts as fair value or cash flow hedges; accordingly we use mark-to-market accounting, recognizing unrealized gains and losses in the statement of operations at each reporting date. Realized gains and losses on commodities hedging contracts are included in oil and natural gas revenues.

We entered into an interest rate swap agreement to mitigate the risk of loss due to changes in interest rates which expired in 2012. The interest rate swap was not designated as a cash flow hedge in accordance with ASC 815. Both realized gains and losses from settlement and unrealized gains and losses from changes in the fair market value of the interest rate swap contract are included in interest expense.

The second table below provides information on the location and amounts of realized and unrealized gains and losses on derivatives included in the consolidated statements of operations for each of the three month periods ended March 31, 2013 and 2012.

The following table summarizes the fair value (see Note 4 for further discussion of fair value) and classification of our derivative instruments, none of which have been designated as hedging instruments under ASC 815:

Fair Values of Derivative Contracts
	Balance Sheet Location at March 31, 2013
	Current asset portion of Derivative financial instruments	Current liability portion of Derivative financial instruments	Long-term asset portion of Derivative financial instruments	Long-term liability portion of Derivative financial instruments
	(unaudited)
	(dollars in thousands)
Fair value of oil and gas commodity contracts, assets	$15,697	$10,391	$23,009	$—
Fair value of oil and gas commodity contracts, (liabilities)	(8,354)	(13,112)	(12,598)	—

Total net assets, (liabilities)	$7,343	$(2,721)	$10,411	$—

Fair Values of Derivative Contracts
	Balance Sheet Location at December 31, 2012
	Current asset portion of Derivative financial instruments	Current liability portion of Derivative financial instruments	Long-term asset portion of Derivative financial instruments	Long-term liability portion of Derivative financial instruments
	(dollars in thousands)
Fair value of oil and gas commodity contracts, assets	$43,074	$—	$33,083	$—
Fair value of oil and gas commodity contracts, (liabilities)	(21,714)	(91)	(19,017)	—

Total net assets, (liabilities)	$21,360	$(91)	$14,066	$—

Commodity contracts are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets. This presentation may cause derivative assets to be ultimately presented in a (liability) account on the consolidated balance sheets. Likewise, derivative (liabilities) could be presented in an asset account. We net assets and liabilities with the same counterparty when master netting agreements allow for offsetting of amounts owed.

As of March 31, 2013, a total of $21.0 million in gross derivative assets were offset by the equivalent amount of gross derivative liabilities for presentation on our consolidated balance sheets, and a total of $10.4 million in gross derivative liabilities were offset by an equivalent amount of gross derivative assets for presentation. As of December 31, 2012, a total of $40.7 million in gross derivative assets were offset by the equivalent amount of gross derivative liabilities for presentation on our consolidated balance sheets.

The following table summarizes the effect of our derivative instruments in the consolidated statements of operations:

Derivatives not designated as hedging	Location of	Classification of	For the Three Months Ended March 31,
Instruments under ASC 815	Gain (Loss)	Gain (Loss)	2013	2012
			(unaudited) (dollars in thousands)
Natural gas commodity contracts	Natural gas revenues	Realized	$10,818	$8,540
Oil commodity contracts	Oil revenues	Realized	(2,838)	(1,409)
Interest rate contracts	Interest expense	Realized	—	(562)

Total realized gains from derivatives not designated as hedges			$7,980	$6,569

Natural gas commodity contracts	Unrealized gain (loss) — oil and natural gas derivative contracts	Unrealized	$(18,711)	$7,786
Oil commodity contracts	Unrealized gain (loss) — oil and natural gas derivative contracts	Unrealized	(1,591)	(14,181)
Interest rate contracts	Interest benefit (expense)	Unrealized	—	527

Total unrealized (losses) from derivatives not designated as hedges			$(20,302)	$(5,868)

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

We had the following open derivative contracts for natural gas at March 31, 2013 (unaudited):

NATURAL GAS DERIVATIVE CONTRACTS

	Volume in	Weighted	Range
Period and Type of Contract	MMbtu	Average	High	Low
2013
Price Swap Contracts	14,300,000	$4.47	$7.03	$3.30
Collar Contracts
Short Call Options	900,000	4.90	4.90	4.90
Long Put Options	600,000	6.04	6.15	6.00
Long Call Options	3,020,000	7.27	7.92	7.00
Short Put Options	12,016,250	3.11	5.00	3.00
2014
Price Swap Contracts	8,600,000	4.90	7.50	4.01
Collar Contracts
Short Call Options	4,395,000	6.59	9.00	4.83
Long Put Options	2,570,000	5.84	7.00	4.25
Short Put Options	3,543,500	3.98	5.50	3.00
2015
Price Swap Contracts	1,825,000	5.91	5.91	5.91
2016
Collar Contracts
Short Call Options	455,000	7.50	7.50	7.50
Long Put Options	455,000	5.50	5.50	5.50
Short Put Options	455,000	4.00	4.00	4.00

We had the following open derivative contracts for crude oil at March 31, 2013 (unaudited):

OIL DERIVATIVE CONTRACTS

		Weighted	Range
Period and Type of Contract	Volume in Bbls	Average	High	Low
2013
Price Swap Contracts	1,168,750	$105.40	$112.39	$77.00
Collar Contracts
Short Call Options	650,925	117.35	129.00	100.00
Long Put Options	440,000	105.65	113.25	85.00
Long Call Options	86,625	105.00	127.00	92.35
Short Put Options	1,127,500	81.89	90.00	65.00
2014
Price Swap Contracts	620,050	96.23	105.48	81.00
Collar Contracts
Short Call Options	730,000	116.70	133.50	107.50
Long Put Options	762,200	92.39	95.00	85.00
Short Put Options	1,051,280	74.49	80.00	65.00
2015
Price Swap Contracts	401,500	99.30	99.30	99.30
Collar Contracts
Short Call Options	428,850	120.81	135.98	115.00
Long Put Options	501,850	90.27	95.00	85.00
Short Put Options	684,350	71.20	75.00	60.00
2016
Price Swap Contracts	292,800	94.95	95.00	94.90
Collar Contracts
Short Call Options	256,000	116.28	130.00	114.00
Long Put Options	256,000	90.71	95.00	90.00
Short Put Options	256,000	70.71	75.00	70.00
2017
Collar Contracts
Short Call Options	243,000	114.00	114.00	114.00
Long Put Options	243,000	90.00	90.00	90.00

In those instances where contracts are identical as to time period, volume and strike price, but opposite as to direction (long and short), the volumes and average prices have been netted in the two tables above. In some instances our counterparties in the offsetting contracts are not the same and may have different credit ratings.

We had the following open financial basis swap contracts for gas at March 31, 2013 (unaudited):

Volume in MMbtu	Reference Price 1 (1)	Reference Price 2 (1)	Period	Spread ($ per MMbtu)
2,750,000	NYMEX Henry Hub	Houston Ship Channel	Apr ’13 — Dec ’13	$0.0625

(1)	The spread in these trades limits the differential of the settlement quotation prices for NYMEX Henry Hub over the Houston Ship Channel index published in Inside FERC.

We had the following open financial basis swap contracts for crude oil at March 31, 2013:

Volume in Bbl	Reference Price 1 (2)	Reference Price 2 (2)	Period	Weighted Average Spread ($ per Bbl)
962,500	Brent IPE	Argus Louisiana Light Sweet	Apr ’13 — Dec ’13	$3.09

(2)	The spread in these trades limits the differential of the settlement quotation prices for Brent IPE over Argus Louisiana Light Sweet crude.

6. ASSET RETIREMENT OBLIGATIONS

A summary of the changes in asset retirement obligations is included in the table below (unaudited, dollars in thousands):

Balance, December 31, 2012	$48,593
Liabilities incurred	169
Liabilities settled	—
Accretion expense	443
Revisions to previous estimates	(13)

Balance, March 31, 2013	49,192
Less: Current portion	1,680

Long-term portion	$47,512

7. LONG-TERM DEBT AND NOTES PAYABLE TO FOUNDER

Long-term debt consists of the following:

	March 31, 2013	December 31, 2012
	(unaudited)
	(dollars in thousands)
Credit Facility	$186,790	$154,790
Senior Notes	447,196	447,068

Total long-term debt	$633,986	$601,858

Credit Facility. On May 13, 2010, we entered into a Sixth Amended and Restated Credit Agreement (as amended, the “credit facility”). The credit facility matures on May 23, 2016 and is secured by substantially all of our oil and gas properties. The credit facility borrowing base is redetermined periodically and, as of March 31, 2013, the borrowing base under the facility was $313.7 million. The credit facility bears interest at LIBOR plus applicable margins between 2.00% and 2.75% or a “Reference Rate,” which is based on the prime rate of Wells Fargo Bank, N. A., plus a margin ranging from 1.00% to 1.75%, depending on the utilization of our borrowing base. The rate was 2.66% as of March 31, 2013 and 2.33% as of December 31, 2012.

Senior Notes. On October 13, 2010, we issued senior notes due October 15, 2018 (“initial senior notes”) with a face value of $300 million, at a discount of $2.1 million. The senior notes carry a face interest rate of 9.625%, with an effective rate of 9.75%; interest is payable semi-annually each April 15th and October 15th. On October 15, 2012 we issued an additional $150 million of senior notes (“additional senior notes”) governed by the same indenture as the original issue of senior notes and carrying the same face interest rate, maturity and interest payment dates. The additional senior notes were issued at a discount of $1.5 million, and proceeds were used to reduce outstanding borrowings under the credit facility. Both the initial senior notes and the additional senior notes (together, “senior notes”) are secured by general corporate credit, and effectively rank junior to any of our existing or future secured indebtedness, which includes the credit facility. The senior notes are unconditionally guaranteed on a senior unsecured basis by each of our material subsidiaries. The balance is presented net of unamortized discount of $2.8 million and $2.9 million at March 31, 2013 and December 31, 2012, respectively.

The senior notes contain an optional redemption provision available prior to October 2013 allowing us to retire up to 35% of the principal outstanding under the senior notes at 109.625% with the proceeds of an equity offering. Additional optional redemption provisions allow for retirement at 104.813%, 102.406%, and 100.0% beginning on each of October 15, 2014, 2015, and 2016, respectively.

All of the senior notes, which were initially issued in private placements, have been exchanged for substantially identical registered senior notes. The credit facility and senior notes include covenants requiring that the Company maintain certain financial covenants including a current ratio, leverage ratio, and interest coverage ratio. At March 31, 2013, the Company was in compliance with the covenants. The terms of the credit facility also restrict the Company’s ability to make distributions and investments.

Notes Payable to Founder. We also have notes payable to our founder which bear simple interest at 10% with a balance of $22.4 million and $22.1 million at March 31, 2013 and December 31, 2012, respectively. The notes mature December 31, 2018. Interest and principal are payable at maturity. These founder notes are subordinate to all debt. Interest on the notes payable to our founder amounted to $298,000 and $301,000 for the three months ended March 31, 2013 and 2012, respectively. Such amounts have been added to the balance of the founder notes.

8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following provides the detail of accounts payable and accrued liabilities:

	March 31, 2013	December 31, 2012
	(unaudited)
	(dollars in thousands)
Capital expenditures	$26,821	$37,738
Revenues and royalties payable	10,556	10,788
Operating expenses/taxes	31,829	23,887
Compensation	7,365	5,978
Other	6,853	6,223

Total accrued liabilities	83,424	84,614
Accounts payable	28,949	28,070

Accounts payable and accrued liabilities	$112,373	$112,684

9. COMMITMENTS AND CONTINGENCIES

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

Environmental claims: Management has established a liability for soil contamination in Florida of $1.1 million and $1.0 million at March 31, 2013 and December 31, 2012, respectively, based on our undiscounted engineering estimates. The obligations are included in other long-term liabilities in the accompanying consolidated balance sheets.

Various landowners have sued our wholly owned subsidiary The Meridian Resource Corporation and its subsidiaries (“Meridian”), which we acquired in 2010, in lawsuits concerning several fields in which Meridian has had operations. The lawsuits seek injunctive relief and other relief, including unspecified amounts in both actual and punitive damages for alleged breaches of mineral leases and alleged failure to restore the plaintiffs’ lands from alleged contamination and otherwise from Meridian’s oil and natural gas operations. We are unable to express an opinion with respect to the likelihood of an unfavorable outcome of the various environmental claims or to estimate the amount or range of potential loss should the outcome be unfavorable. Therefore, we have not provided any amount for these claims in our financial statements at March 31, 2013.

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

10. SIGNIFICANT RISKS AND UNCERTAINTIES

Our business makes us vulnerable to changes in wellhead prices of crude oil and natural gas. Such prices have been volatile in the past and can be expected to be volatile in the future. By definition, proved reserves are based on analysis of current oil and natural gas prices. Price declines reduce the estimated value of proved reserves and may increase annual amortization expense (which is based on proved reserves). Price declines may also result in impairments, or non-cash write-downs, of the value of our oil and natural gas properties. We mitigate a portion of this vulnerability by entering into oil and natural gas price derivative contracts. See Note 5.

11. PARTNERS’ CAPITAL (DEFICIT)

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

12. SUBSIDIARY GUARANTORS

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this report. In addition, such analysis should be read in conjunction with the financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”).

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

Outlook

Natural gas prices declined significantly during 2011 and 2012, reaching a low point with the May 2012 NYMEX closing at $2.04 per MMbtu. Since that date prices have improved to some extent, closing at $3.43 for the March 2013 NYMEX Henry Hub Futures contract settled March 28, 2013. The suppressed prices have been caused by many factors, including increases in North American natural gas production due to intensified drilling activity, warmer than normal winters and high levels of natural gas in storage.

The decrease in natural gas prices resulted in a significant non-cash write-down of several of our oil and gas properties in the third and fourth quarters of 2012. Total impairment expense for the year 2012 was $96.2 million. Impairment expense for the first quarter of 2013 was $7.4 million. A significant portion of the total in 2012 was for our Hilltop field in East Texas, which produces dry gas, and is vulnerable to extremely low prices for natural gas. Substantially all of the other properties written down were also in East Texas, where our natural gas production is most concentrated.

The unrealized values of our derivative contracts are reported at fair value on our consolidated balance sheets and are highly sensitive to changes in the price of oil and natural gas. Changes in these derivative assets and liabilities are reported in our consolidated statement of operations as unrealized hedging gain or loss, which is a non-cash item. In the first quarter of 2013, we recognized an unrealized loss on our derivative contracts of $20.3 million. Realized cash-based gains from our hedging program were $8.0 million during the quarter, partially offsetting the unrealized losses. The objective of our hedging program is that, over time, the combination of realized hedging gains and losses with ordinary oil and natural gas revenues will produce relative price stability. However, in the short term, both realized and unrealized hedging gains and losses can be significant to our results of operations, and we expect these gains and losses to continue to reflect the unpredictability and volatility of oil and natural gas prices.

We have hedged approximately 68% of our forecasted PDP production through 2017 at average annual prices ranging from $4.52 per MMBtu to $5.91 per MMBtu for natural gas and $90.00 per Bbl to $105.47 per Bbl for oil.

Sustained low oil and natural gas prices may require us to write down the value of our oil and natural gas properties and/or revise our development plans, which may cause certain of our undeveloped well locations to no longer be deemed proved. This could cause a reduction in the borrowing base under our credit facility. Low prices may also reduce our cash available for distribution and for servicing our indebtedness and may make it difficult to hedge production at favorable prices and may cause us to change our development plans.

NYMEX West Texas Intermediate crude oil reflected a monthly average of $92.96 for March 2013. We expect oil prices to remain volatile in the future. Factors affecting the price of oil include worldwide economic conditions, including the European credit crisis, geopolitical activities, including developments in the Middle East, worldwide supply disruptions, weather conditions, actions taken by the Organization of Petroleum Exporting Countries and the value of the U.S. dollar in international currency markets.

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

Operations Update

Eagleville field. We completed ten wells in the Eagle Ford Shale formation in Eagleville field during the first quarter of 2013. An additional twelve wells were in progress at the end of the quarter. As of March 31, 2013, we have 80 producing wells in this field, which are primarily operated by Murphy Oil Corporation (“Murphy”). Our average working interest in these wells is 15%. We produced approximately 3,100 BOE per day from the Eagleville field net to our interest, 90% oil and natural gas liquids, during the first quarter of 2013. For the first quarter of 2012, production from the Eagleville field was 1,600 BOE per day net to our interest. Murphy has operated two to three drilling rigs on our acreage at any given time thus far in 2013.

Weeks Island. We are targeting updip oil reserves and undrained fault blocks in this large oil field. We spudded four wells in the first quarter of 2013 and completed each of them as producers, with two coming on line subsequent to the end of the quarter. Since the beginning of 2013, we also brought on line five wells spudded in 2012 (three were completed during the first quarter of 2013 and two subsequently). Initial rates of production ranged from 100 to 600 BOPD, with one well initially producing primarily natural gas at 1,500 MCFD. As of March 31, 2013, we were drilling two wells. Our plans are to utilize one to two rigs continuously through the end of 2013. We also have two workover rigs operating in this field, primarily for completing new wells and recompleting older wells to new producing zones.

Production from Weeks Island net to our interest was 2,200 BOE per day, 97% oil, for the first quarter of 2013, as compared to 1,700 BOE per day, 85% oil, for the first quarter of 2012.

Oklahoma. We completed two vertical wells in the first quarter of 2013, as a continuation of our 2012 program to further develop and assess the Mississippian Lime and Hunton Lime formations with vertical well completions. In the first quarter of 2013 we also began the completion of two horizontal Mississippian Lime wells, one of which began drilling in the fourth quarter of 2012, and the other of which was drilled in the first quarter of 2013. We plan to expand our horizontal drilling program targeting primarily the Mississippian Lime in the Lincoln North, Lincoln Southeast, and East Hennessey Units, beginning with one rig in May 2013, a second in June 2013, and additional rigs later in the year. Production from Oklahoma net to our interest was 1,100 BOE per day for the first quarter of 2013, as compared to 1,000 BOE per day for the first quarter of 2012.

Results of Operations: Three Months Ended March 31, 2013 v. Three Months Ended March 31, 2012

	Three Months Ended March 31,		Increase
	2013	2012	(Decrease)	% Change
	(dollars in thousands, except average sales price and unit costs)
Summary Operating Information:
Net Production:
Natural gas (MMcf)	4,224	6,602	(2,378)	(36)%
Oil (MBbls)	605	460	145	32%
Natural gas liquids (MBbls)	59	52	7	13%
Total natural gas equivalent (MMcfe)	8,209	9,679	(1,470)	(15)%
Average daily gas production (MMcfe per day)	91.2	106.4	(15.2)	(15)%
Average Sales Price:
Natural gas (per Mcf) realized	$6.00	$3.87	$2.13	55%
Natural gas (per Mcf) unhedged	3.44	2.57	0.87	34%
Oil (per Bbl) realized	102.21	108.02	(5.81)	(5)%
Oil (per Bbl) unhedged	106.90	111.09	(4.19)	(4)%
Natural gas liquids (per Bbl) realized (1)	35.65	58.46	(22.81)	(39)%
Combined (per Mcfe) realized	10.88	8.09	2.79	34%
Hedging Activities:
Realized natural gas revenue gain	$10,818	$8,540	$2,278	27%
Realized oil revenue gain (loss)	(2,838)	(1,409)	(1,429)	(101)%
Summary Financial Information
Revenues
Natural gas	$25,363	$25,539	$(176)	(1)%
Oil	61,817	49,730	12,087	24%
Natural gas liquids	2,118	3,067	(949)	(31)%
Other revenues	652	698	(46)	(7)%
Unrealized (loss) — oil and natural gas derivative contracts	(20,302)	(6,395)	(13,907)	(217)%

	69,648	72,639	(2,991)	(4)%
Expenses
Lease and plant operating expense	15,583	15,918	(335)	(2)%
Production and ad valorem tax expense	5,744	6,230	(486)	(8)%
Workover expense	4,077	1,253	2,824	225%
Exploration expense	2,596	2,029	567	28%
Depreciation, depletion, and amortization expense	24,505	23,893	612	3%
Impairment expense	7,355	1,752	5,603	320%
Accretion expense	443	440	3	1%
Loss on sale of assets	1,070	—	1,070	NA
General and administrative expense	9,341	7,969	1,372	17%
Interest expense, net	13,220	9,754	3,466	36%

Net income (loss)	$(14,286)	$3,401	$(17,687)	(520)%

Average Unit Costs per Mcfe:
Lease and plant operating expense	$1.90	$1.64	$0.26	16%
Production and ad valorem tax expense	0.70	0.64	0.06	9%
Workover expense	0.50	0.13	0.37	285%
Exploration expense	0.32	0.21	0.11	52%
Depreciation, depletion and amortization	2.99	2.47	0.52	21%
General and administrative expense	1.14	0.82	0.32	39%

(1)	We do not utilize hedges for natural gas liquids.

Revenues

Natural gas revenues for the three months ended March 31, 2013 decreased $0.2 million, or 1%, to $25.3 million from $25.5 million for the same period in 2012. The decrease in natural gas revenue was attributable to decreased production volumes during the first quarter of 2013, partially offset by an increase in the average price realized. Natural gas revenues declined approximately $9.2 million due to a decrease in production of 2.4 Bcf, or 36%. This decline is primarily due to our Hilltop field, which produced 1.7 Bcf in the first quarter of 2013, compared to 3.2 Bcf in the first quarter of 2012. The realized price of natural gas (including hedging gains and losses, which includes any early termination of derivative contracts) increased 55% from $3.87 per Mcf in the first quarter of 2012 to $6.00 per Mcf in the first quarter of 2013, resulting in an increase in natural gas revenues of approximately $9.0 million. The price of natural gas exclusive of hedging increased 34% in the first quarter of 2013.

Oil revenues for the three months ended March 31, 2013 increased $12.1 million, or 24%, to $61.8 million from $49.7 million in the same period in 2012. The increase in revenue was attributable to increased production volumes, partially offset by a lower average realized price. Approximately $15.6 million of the increase was due to an increase in production of 145 MBbls, or 32%. This increase is primarily due to production from our Eagleville field, which increased 103 MBbls in the first quarter of 2013 as compared to the first quarter of 2012, from 122 MBbls to 225 MBbls; we also increased production in our Weeks Island field by 62 MBbls, from 132 MBbls in the first quarter of 2012 to 194 MBbls in the first quarter of 2013. The overall realized price of oil (including hedging gains and losses) decreased 5% from $108.02 per Bbl in the first quarter of 2012 to $102.21 per Bbl in the first quarter of 2013, resulting in a decrease in oil revenues of approximately $3.5 million. The price of oil exclusive of hedging decreased 4% in the first quarter of 2013 as compared to the first quarter of 2012.

Natural gas liquids revenues decreased $1.0 million, from $3.1 million during the first quarter of 2012 to $2.1 million for the same period in 2013. A decrease in our average price of 39%, from $58.46 per Bbl to $35.65 per Bbl was partially offset by a 13% increase in volumes from 52 MBbls to 59 MBbls. The decline in prices is primarily due to oversupply of natural gas liquids from increased drilling.

Other revenues were flat at $0.7 million during the three months ended March 31, 2013 and the corresponding period of the prior year. A small decline in rent from our drilling rig was offset by increases in other fees.

Unrealized loss — oil and natural gas derivative contracts was $20.3 million during the three months ended March 31, 2013 as compared to $6.4 million during the same period in 2012. The significant fluctuation from period to period is due to the volatility of oil and natural gas prices and changes in our outstanding hedging contracts during these periods.

Expenses

Lease and plant operating expense decreased $0.3 million in the first quarter of 2013 as compared to the first quarter of 2012, due to decreases in transportation and gathering fees of $1.5 million, salt water disposal fees of $0.4 million, and compression expense of $0.2 million, partially offset by increases in repairs and maintenance of $1.4 million and chemicals expenses of $0.3 million. These expenditures reflect the increased emphasis on production of oil versus dry gas. On a unit basis, lease and plant operating expense increased from $1.64 per Mcfe to $1.90 per Mcfe for the three months ended March 31, 2012 and 2013, respectively.

Production and ad valorem taxes decreased $0.5 million, or 8%, to $5.7 million for the first quarter of 2013, as compared to $6.2 million for the first quarter of 2012. Ad valorem taxes decreased $0.4 million, primarily due to changes in asset values. Production taxes decreased $0.1 million. Severance tax as a percentage of product revenues before realized hedging gains and losses was approximately 6% and 7% for the quarters ending March 31, 2013 and 2012, respectively.

Workover expense increased from $1.3 million in the first quarter of 2012 to $4.1 million in the first quarter of 2013. This expense varies depending on activities in the field.

Exploration expense includes the costs of our geology department, costs of geological and geophysical data, lease rentals, expired leases, and dry holes. Exploration expense increased from $2.0 million for the first quarter of 2012 to $2.6 million for the first quarter of 2013.

Depreciation, depletion and amortization increased $0.6 million to $24.5 million for the first quarter of 2013 as compared to an expense of $23.9 million for the first quarter of 2012. On a per unit basis, this expense increased from $2.47 to $2.99 per Mcfe. The rate is a function of capitalized costs of proved properties, reserves and production by field.

Impairment expense increased from $1.8 million in the first quarter of 2012 to $7.4 million in the first quarter of 2013. This expense varies with the results of drilling, as well as with price declines and other factors which may render some projects uneconomic, resulting in impairment. Low gas prices reduced the current value of several of our East Texas natural gas fields, resulting in write-downs in the first quarter of 2013.

Accretion expense is related to our obligation for retirement of oil and natural gas wells and facilities. We record these liabilities when we place the assets in service, using discounted present values of the estimated future obligation. We then record accretion of the liabilities as they approach maturity. Accretion expense was $0.4 million for each of the first quarters of 2013 and 2012.

Loss on sale of assets was $1.1 million in the first quarter of 2013 and zero for the first quarter of 2012. The loss in 2013 was primarily related to the sale of a well.

General and administrative expense increased $1.3 million for the first quarter of 2013 to $9.3 million from $8.0 million for the first quarter of 2012. The increase in general and administrative expenses is principally due to increased salary and benefits expenses of $2.2 million, primarily due to additional personnel, partially offset by decreased consulting services of $0.9 million, primarily for fees associated with litigation and engineering services, and a decrease in corporate insurance expenses of $0.3 million. On a per unit basis, general and administrative expenses increased from $0.82 to $1.14 per Mcfe.

Interest expense, net increased $3.4 million for the first quarter of 2013 to $13.2 million, from $9.8 million for the first quarter of 2012, primarily due to $3.7 million higher interest on our senior notes. In October 2012, we issued an additional $150 million of these notes. This increase was partially offset by decreased interest on borrowings under our credit facility of $0.2 million. We reduced the balance outstanding under the credit facility with proceeds from the tack-on issuance of senior notes. Overall, this increased interest expense, as the interest rate on the notes is higher than for borrowings under the credit facility.

Liquidity and Capital Resources

Our principal requirements for capital are to fund our day-to-day operations, exploration and development activities, and to satisfy our contractual obligations, primarily for the repayment of debt and any amounts owed during the period related to our hedging positions.

Our 2013 capital budget is primarily focused on the development of existing core areas through exploitation and development. Currently, we plan to spend a total of approximately $250-270 million during 2013, of which approximately $73.2 million has been expended or accrued through March 31, 2013. Approximately 75% of our 2013 capital budget is allocated to our properties in East Texas, Eagle Ford, Oklahoma, and South Louisiana. Our future drilling plans, plans of our drilling operators and capital budgets are subject to change based upon various factors, some of which are beyond our control, including drilling results, oil and natural gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, actions of our operators, gathering system and pipeline transportation constraints and regulatory approvals. Because a large percentage of our acreage is held by production, we have the ability to materially decrease our drilling and recompletion budget in response to market conditions with minimal risk of losing significant acreage.

We expect to fund the remainder of our 2013 capital budget predominantly with cash flows from operations, supplemented by borrowings under our credit facility. If necessary, we may also access capital through proceeds from potential asset dispositions and the future issuances of debt and/or equity securities, subject to the distribution of proceeds therefrom as set forth in our partnership agreement. We strive to maintain financial flexibility and may access capital markets as necessary to maintain substantial borrowing capacity under our senior secured revolving credit facility, facilitate drilling on our large undeveloped acreage position and permit us to selectively expand our acreage position. In the event our cash flows are materially less than anticipated and other sources of capital we historically have utilized are not available on acceptable terms, we may curtail our capital spending.

Senior Notes

In October 2010, we issued $300 million of 9.625% senior notes due 2018 (“initial senior notes”) at a discount of $2.1 million, with a yield to maturity of 9.75%. On October 15, 2012, we issued an additional $150 million of senior notes (“additional senior notes”) under the same indenture with the same interest rate, date of maturity, and other terms, at a discount of $1.5 million and with a yield to maturity of 9.85%. Net proceeds from the offering were approximately $145.3 million (after deducting estimated fees and offering expenses), which we used to repay existing indebtedness under our credit facility. In connection with the issuance of the additional senior notes, the borrowing base under our credit facility was automatically reduced to $313.7 million. Both the initial senior notes and the additional senior notes (together, “senior notes”) were issued in private placements but were exchanged for substantially identical registered notes.

The senior notes are unsecured senior general corporate obligations, and effectively rank junior to any of our existing or future secured indebtedness, which includes our credit facility. The senior notes are unconditionally guaranteed on a senior unsecured basis by each of our material, wholly-owned subsidiaries.

Credit Facility

We have a senior secured revolving credit facility (“credit facility”) with Wells Fargo Bank, N.A. as the administrative agent. As of March 31, 2013, the credit facility was subject to a $313.7 million borrowing base limit, and we had $186.8 million outstanding under the credit facility. Our restricted subsidiaries are guarantors of the credit facility.

The borrowing base is redetermined each May 1 and November 1. As of May 14, 2013, the available unused portion of the borrowing base was $77.4 million.

Our credit facility provides for two alternative interest rate bases and margins. Eurodollar loans accrue interest generally at the one-month London Interbank Offered Rate plus a margin ranging from 2.00% to 2.75%, depending on the utilization of our borrowing base. “Reference rate” loans accrue interest at the prime rate of Wells Fargo Bank, N.A., plus a margin ranging from 1.00% to 1.75%, depending on the utilization of our borrowing base. The total rate on all loans outstanding as of March 31, 2013 under the credit facility was 2.66%, which was based primarily on the Eurodollar option.

The credit facility and the indenture governing the senior notes include covenants requiring us to maintain certain financial covenants including a current ratio, leverage ratio, and interest coverage ratio. At March 31, 2013, we were in compliance with the covenants. The terms of the credit facility also restrict our ability to make distributions and investments.

Cash flow provided by operating activities

Operating activities provided cash of $45.6 million during the three months ended March 31, 2013 as compared to $47.7 million during the comparable period in 2012. The $2.1 million decrease in operating cash flows was attributable to changes in working capital accounts, partially offset by an increase in the cash-based portions of our earnings. Our working capital accounts provided $5.0 million of cash flows as compared to provision of $10.9 million of cash in 2012. The changes in working capital resulted in a decrease of $5.9 million in cash flow. Partially offsetting this, cash-based items of net income, including revenues (exclusive of unrealized commodity gains or losses), operating expenses and taxes, general and administrative expenses, and the cash portion of our interest expense, provided a net increase of approximately $3.8 million in earnings and a related positive impact on cash flow.

Cash flow used in investing activities

Investing activities used cash of $80.1 million during the three months ended March 31, 2013 as compared to cash used in investing of $59.5 million during the comparable period of 2012. Investment in property and equipment increased by $30.1 million, due primarily to increased drilling and development. A decrease in cash used in acquisition activities of $9.5 million was primarily due to $6.3 million expended for a group of leasehold properties in South Texas in the first quarter of 2012, whereas in the first quarter of 2013 there were no significant property acquisitions. On an accrual basis, capital spending was generally increased, primarily for expenditures in our Eagle Ford Shale play, South Louisiana (Weeks Island), Oklahoma, and South Texas.

Cash flow provided by financing activities

Financing activities provided cash of $32.0 million during the three months ended March 31, 2013 as compared to cash provided by financing of $18.0 million during the comparable period in 2012. Both quarters reflected the effect of drawdowns from our credit facility.

Cautionary Statement Regarding Forward-Looking Statements

The information in this report includes “forward-looking statements.” All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words “could”, “should”, “will”, “play”, “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”) and Part II, Item 1A of this report. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.

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

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for and development and production of oil and natural gas. These risks include, but are not limited to, commodity price volatility, low prices for oil and/or natural gas, global economic conditions, inflation, the credit rating of U.S. government debt, operating costs and capital expenditures, lack of availability of drilling and production equipment and services, environmental risks, drilling and other operating risks, regulatory changes, the uncertainty inherent in estimating oil and natural gas reserves and in projecting future rates of production, cash flow and access to capital, the timing of development expenditures, and the other risks described under “Item 1A. Risk Factors” in our 2012 Form 10-K.

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

Should one or more of the risks or uncertainties described in the 2012 Form 10-K or this report occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

For information regarding our exposure to certain market risks, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management Activities—Commodity Derivative Instruments” and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our 2012 Form 10-K. There have been no material changes to the disclosure regarding market risks other than as noted below. See Part I, Item 1, Note 5 to our consolidated financial statements for a description of our outstanding derivative contracts at the most recent reporting date.

The fair value of our oil and natural gas derivative contracts and basis swaps at March 31, 2013 was a net asset of $15.0 million. A 10% increase or decrease in oil and natural gas prices with all other factors held constant would result in an unrealized loss or gain, respectively, in the estimated fair value (generally correlated to our estimated future net cash flows from such instruments) of our oil and natural gas commodity contracts of approximately $47.4 million (net unrealized loss) or $45.8 million (net unrealized gain), respectively, as of March 31, 2013.

We are subject to interest rate risk on our variable interest rate borrowings. Although in the past we have used interest rate swaps to mitigate the effect of fluctuating interest rates on interest expense, we currently have no open interest rate derivative contracts. A 1% increase in interest rates would increase annual interest expense on our variable rate debt by approximately $1.9 million, based on the balance outstanding as of March 31, 2013.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

See Part I, Item 1, Note 9 to our consolidated financial statements entitled “Commitments and Contingencies,” which is incorporated in this item by reference.

ITEM 1A. Risk Factors

We are subject to certain risks and hazards due to the nature of the business activities we conduct. For a discussion of these risks, see “Item 1A. Risk Factors” in our 2012 Form 10-K. There have been no material changes with respect to the risk factors disclosed in the 2012 Form 10-K during the quarter ended March 31, 2013.

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

ALTA MESA HOLDINGS, LP (Registrant)

	By:	ALTA MESA HOLDINGS GP, LLC,
its general partner

May 14, 2013	By:	/s/ Harlan H. Chappelle
Harlan H. Chappelle
President and Chief Executive Officer

May 14, 2013	By:	/s/ Michael A. McCabe
Michael A. McCabe
Vice President and Chief Financial Officer