Form 10-Q
period 2013-06-30
Alta Mesa Holdings, LP
filed 2013-08-13
CIK 1518403

]

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

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

PART I — FINANCIAL INFORMATION

ITEM  1. Financial Statements

ALTA MESA HOLDINGS, LP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,766	$5,786
Restricted cash	—	2,305
Accounts receivable, net	46,506	40,715
Other receivables	4,564	4,415
Prepaid expenses and other current assets	4,346	4,501
Derivative financial instruments	20,067	21,360
TOTAL CURRENT ASSETS	83,249	79,082
PROPERTY AND EQUIPMENT
Oil and natural gas properties, successful efforts method, net	723,575	639,466
Other property and equipment, net	16,514	16,031
TOTAL PROPERTY AND EQUIPMENT, NET	740,089	655,497
OTHER ASSETS
Investment in Partnership — cost	9,000	9,000
Deferred financing costs, net	12,276	13,685
Derivative financial instruments	16,934	14,066
Advances to operators	1,630	9,416
Deposits and other assets	1,790	1,686
TOTAL OTHER ASSETS	41,630	47,853
TOTAL ASSETS	$864,968	$782,432
LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$102,365	$112,684
Current portion, asset retirement obligations	2,587	64
Derivative financial instruments	616	91
TOTAL CURRENT LIABILITIES	105,568	112,839
LONG-TERM LIABILITIES
Asset retirement obligations, net of current portion	47,161	48,529
Long-term debt	691,613	601,858
Notes payable to founder	22,722	22,123
Other long-term liabilities	2,390	3,451
TOTAL LONG-TERM LIABILITIES	763,886	675,961
TOTAL LIABILITIES	869,454	788,800
COMMITMENTS AND CONTINGENCIES (NOTE 9)
PARTNERS’ CAPITAL (DEFICIT)	(4,486)	(6,368)
TOTAL LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)	$864,968	$782,432

See notes to consolidated financial statements.

ALTA MESA HOLDINGS, LP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
REVENUES
Natural gas	$22,783	$26,341	$48,146	$51,880
Oil	76,069	53,054	137,886	102,784
Natural gas liquids	2,941	4,470	5,059	7,537
Other revenues	506	686	1,158	1,384
	102,299	84,551	192,249	163,585
Unrealized gain — oil and natural gas derivative contracts	21,352	24,306	1,050	17,911
TOTAL REVENUES	123,651	108,857	193,299	181,496
EXPENSES
Lease and plant operating expense	18,067	17,196	33,650	33,114
Production and ad valorem taxes	7,452	5,853	13,196	12,083
Workover expense	4,508	2,683	8,585	3,936
Exploration expense	6,270	2,034	8,866	4,063
Depreciation, depletion, and amortization expense	28,375	25,121	52,880	49,014
Impairment expense	19,191	2,710	26,546	4,462
Accretion expense	449	441	892	881
Loss on sale of assets	120	—	1,190	—
General and administrative expense	9,420	12,414	18,761	20,383
TOTAL EXPENSES	93,852	68,452	164,566	127,936
INCOME FROM OPERATIONS	29,799	40,405	28,733	53,560
OTHER INCOME (EXPENSE)
Interest expense	(13,659)	(9,817)	(26,949)	(19,588)
Interest income	28	23	98	40
Litigation settlement	—	1,250	—	1,250
TOTAL OTHER INCOME (EXPENSE)	(13,631)	(8,544)	(26,851)	(18,298)
INCOME BEFORE STATE INCOME TAXES	16,168	31,861	1,882	35,262
PROVISION FOR STATE INCOME TAXES	—	—	—	—
NET INCOME	$16,168	$31,861	$1,882	$35,262

See notes to consolidated financial statements.

ALTA MESA HOLDINGS, LP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,882	$35,262
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization expense	52,880	49,014
Impairment expense	26,546	4,462
Accretion expense	892	881
Amortization of loan costs	1,409	1,137
Amortization of debt discount	255	130
Dry hole expense	4,108	1,222
Expired leases	222	—
Unrealized (gain) on derivatives	(1,050)	(18,999)
Interest converted into debt	599	603
Loss on sale of assets	1,190	—
Changes in assets and liabilities:
Restricted cash	2,305	—
Accounts receivable	(5,791)	9,464
Other receivables	(149)	(1,168)
Prepaid expenses and other non-current assets	7,837	(2,561)
Settlement of asset retirement obligation	(716)	(2,071)
Accounts payable, accrued liabilities, and other long-term liabilities	(6,327)	11,113
NET CASH PROVIDED BY OPERATING ACTIVITIES	86,092	88,489
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property and equipment	(167,516)	(96,072)
Acquisitions	(6,096)	(17,886)
NET CASH USED IN INVESTING ACTIVITIES	(173,612)	(113,958)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	89,500	38,000
Repayments of long-term debt	—	(5,000)
Additions to deferred financing costs	—	(118)
NET CASH PROVIDED BY FINANCING ACTIVITIES	89,500	32,882
NET INCREASE IN CASH	1,980	7,413
CASH AND CASH EQUIVALENTS, beginning of period	5,786	2,630
CASH AND CASH EQUIVALENTS, end of period	$7,766	$10,043
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$24,063	$19,070
Cash paid during the period for state taxes	$18	$230
Change in asset retirement obligations	$747	$235
Asset retirement obligations assumed, purchased properties	$—	$91
Change in accruals or liabilities for capital expenditures	$(4,822)	$5,573

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

The consolidated financial statements included herein as of June 30, 2013, and for the three month and six month periods ended June 30, 2013 and 2012, are unaudited, and in the opinion of management, the information furnished reflects all material adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of consolidated financial position and of the results of operations for the interim periods presented. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Certain minor reclassifications of prior period consolidated financial statements have been made to conform to current reporting practices. The consolidated results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of June 30, 2013, our significant accounting policies are consistent with those discussed in Note 2 of the consolidated financial statements for the fiscal year ended December 31, 2012.

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

Exploration Expense — Exploration expenses, other than exploration drilling costs, are charged to expense as incurred. These costs include seismic expenditures and other geological and geophysical costs, expired leases, gain or loss on settlement of asset retirement obligations and lease rentals. The costs of drilling exploratory wells and exploratory-type stratigraphic wells are initially capitalized pending determination of whether the well has discovered proved commercial reserves. If the exploratory well is determined to be unsuccessful, the cost of the well is transferred to expense. Exploratory well drilling costs may continue to be capitalized if the reserve quantity is sufficient to justify completion as a producing well and sufficient progress in assessing the reserves and the economic and operating viability of the project is being made. Assessments of such capitalized costs are made quarterly.

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

Accounts Receivable, net:  Our receivables arise from the sale of oil and natural gas to third parties and joint interest owner receivables for properties in which we serve as the operator. This concentration of customers may impact our overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions affecting the oil and gas industry. Accounts receivable are generally not collateralized. Accounts receivable are shown net of an allowance for doubtful accounts of $943,000 and $784,000 at June 30, 2013 and December 31, 2012, respectively.

Deferred Financing Costs:  Deferred financing costs and the amount of discount at which notes payable have been issued (debt discount) are amortized using the straight-line method, which approximates the interest method, over the term of the related debt. For the three months ended June 30, 2013 and 2012, amortization of deferred financing costs included in interest expense amounted to $709,000 and $570,000, respectively. For the six months ended June 30, 2013 and 2012, amortization of deferred financing costs included in interest expense amounted to $1.4 million and $1.1 million, respectively. Deferred financing costs are listed among our long-term assets, net of accumulated amortization of $11.3 million and $9.9 million at June 30, 2013 and December 31, 2012, respectively.

Fair Value of Financial Instruments:  The fair value of cash, accounts receivable, other current assets, and current liabilities approximate book value due to their short-term nature. The estimate of fair value of long-term debt under our senior secured revolving credit facility is not considered to be materially different from carrying value due to market rates of interest. The fair value of the notes payable to our founder is not practicable to determine. We have estimated the fair value of our $450 million senior notes payable at $468 million at June 30, 2013. See Note 4 for further information on fair values of financial instruments. See Note 7 for information on long-term debt.

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

I

3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30,	December 31,
	2013	2012
	(unaudited)
	(dollars in thousands)
OIL AND NATURAL GAS PROPERTIES
Unproved properties	$50,820	$52,501
Accumulated impairment	(1,397)	(6,040)
Unproved properties, net	49,423	46,461
Proved oil and natural gas properties	1,329,081	1,171,798
Accumulated depreciation, depletion, amortization and impairment	(654,929)	(578,793)
Proved oil and natural gas properties, net	674,152	593,005
TOTAL OIL AND NATURAL GAS PROPERTIES, net	723,575	639,466
LAND	1,185	1,185
DRILLING RIG	10,500	10,500
Accumulated depreciation	(2,187)	(1,837)
TOTAL DRILLING RIG, net	8,313	8,663
OTHER PROPERTY AND EQUIPMENT
Office furniture and equipment, vehicles	11,736	9,657
Accumulated depreciation	(4,720)	(3,474)
OTHER PROPERTY AND EQUIPMENT, net	7,016	6,183
TOTAL PROPERTY AND EQUIPMENT, net	$740,089	$655,497

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

Oil and natural gas properties are subject to impairment testing and potential impairment write down. Oil and gas properties with a carrying amount of $46.5 million were written down to their fair value of $20.0 million, resulting in an impairment charge of $26.5 million for the six months ended June 30, 2013. Oil and gas properties with a carrying amount of $12.4 million were written down to their fair value of $7.9 million, resulting in an impairment charge of $4.5 million for the six months ended June 30, 2012. For the three months ended June 30, 2013, oil and gas properties with a carrying amount of $35.4 million were written down to their fair value of $16.2 million, resulting in an impairment charge of $19.2 million, and for the three months ended June 30, 2012, oil and gas properties with a carrying amount of $8.9 million were written down to their fair value of $6.2 million, resulting in an impairment charge of $2.7 million. Significant Level 3 assumptions used in the calculation of estimated discounted cash flows in the impairment analysis included our estimate of future oil and natural gas prices, production costs, development expenditures, estimated timing of production of proved reserves, appropriate risk-adjusted discount rates, and other relevant data.

New additions to asset retirement obligations result from estimations for new properties, and fair values for them are categorized as Level 3. Such estimations are based on present value techniques which utilize company-specific information for such inputs as cost and timing of plugging and abandonment of wells and facilities. We  recorded $0.4 million and $0.3 million in additions to asset retirement obligations measured at fair value during the six months ended June 30, 2013 and 2012, respectively.

The following table presents information about our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

	Level 1	Level 2	Level 3	Total

	(dollars in thousands)
At June 30, 2013 (unaudited):
Financial Assets:
Derivative contracts for oil and natural gas	—	$61,660	—	$61,660
Financial Liabilities:
Derivative contracts for oil and natural gas	—	$25,275	—	$25,275
At December 31, 2012:
Financial Assets:
Derivative contracts for oil and natural gas	—	$76,157	—	$76,157
Financial Liabilities:
Derivative contracts for oil and natural gas	—	$40,822	—	$40,822

The amounts above are presented on a gross basis; presentation on our consolidated balance sheets utilizes netting of assets and liabilities with the same counterparty where master netting agreements are in place. For additional information on derivative contracts, see Note 5.

5. DERIVATIVE FINANCIAL INSTRUMENTS

We account for our derivative contracts under the provisions of ASC 815, “Derivatives and Hedging.” We have entered into forward-swap contracts and collar contracts to reduce our exposure to price risk in the spot market for oil and natural gas. We also utilize financial basis swap contracts, which address the price differential between market-wide benchmark prices and other benchmark pricing referenced in certain of our crude oil and natural gas sales contracts. Substantially all of our hedging agreements are executed by affiliates of our lenders under the credit facility described in Note 7 below, and are collateralized by the security interests of the respective affiliated lenders in certain of our assets under the credit facility. The contracts settle monthly and are scheduled to coincide with either oil production equivalent to barrels (Bbl) per month or gas production equivalent to volumes in millions of British thermal units (MMbtu) per month. The contracts represent agreements between us and the counter-parties to exchange cash based on a designated price, or in the case of financial basis hedging contracts, based on a designated price differential between various benchmark prices. Cash settlement occurs monthly. We have not designated any of our derivative contracts as fair value or cash flow hedges; accordingly we use mark-to-market accounting, recognizing unrealized gains and losses in the statement of income at each reporting date. Realized gains and losses on commodities hedging contracts are included in oil and natural gas revenues.

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

The following table summarizes the fair value (see Note 4 for further discussion of fair value) and classification of our derivative instruments, none of which have been designated as hedging instruments under ASC 815.  Commodity contracts are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets. This netting can cause derivative assets to be ultimately presented in a (liability) account on the consolidated balance sheets. Likewise, derivative (liabilities) could be presented in an asset account.  The third and sixth columns in the table below reflect the total value of derivative assets and liabilities that were offset against related balances with the same counterparty for presentation in our consolidated balance sheets.

Fair Values of Derivative Contracts

	Balance Sheet Location at			Balance Sheet Location at
	June 30, 2013			June 30, 2013
			Total			Total
			liability			asset
	Current	Long-term	portion of	Current	Long-term	portion of
	asset	asset	Derivative	liability	liability	Derivative
	portion of	portion of	financial	portion of	portion of	financial
	Derivative	Derivative	instruments	Derivative	Derivative	instruments
	financial	financial	offset against	financial	financial	offset against
	instruments	instruments	assets	instruments	instruments	liabilities

(unaudited)
(dollars in thousands)
Fair value of oil and gas commodity contracts, assets	$33,970	$27,690		$—	$—	$—
Fair value of oil and gas commodity contracts, (liabilities)	(13,903)	(10,756)	$(24,659)	(616)	—
Total net assets, (liabilities) as presented on the balance sheet	$20,067	$16,934		$(616)	$—

	Balance Sheet Location at			Balance Sheet Location at
	December 31, 2012			December 31, 2012
			Total			Total
			liability			asset
	Current	Long-term	portion of	Current	Long-term	portion of
	asset	asset	Derivative	liability	liability	Derivative
	portion of	portion of	financial	portion of	portion of	financial
	Derivative	Derivative	instruments	Derivative	Derivative	instruments
	financial	financial	offset against	financial	financial	offset against
	instruments	instruments	assets	instruments	instruments	liabilities

(dollars in thousands)
Fair value of oil and gas commodity contracts, assets	$43,074	$33,083		$—	$—	$—
Fair value of oil and gas commodity contracts, (liabilities)	(21,714)	(19,017)	$(40,731)	(91)	—
Total net assets, (liabilities) as presented on the balance sheet	$21,360	$14,066		$(91)	$—

The following table summarizes the effect of our derivative instruments in the consolidated statements of income:

Derivatives not			For the three months		For the six months ended
designated as hedging	Location of	Classification of	ended June 30,		June 30,
instruments under ASC 815	Gain (Loss)	Gain (Loss)	2013	2012	2013	2012

			(unaudited)		(unaudited)
			(dollars in thousands)
Natural gas commodity contracts	Natural gas revenues	Realized	$4,181	$11,089	$14,999	$19,629
Oil commodity contracts	Oil revenues	Realized	614	619	(2,224)	(790)
Interest rate contracts	Interest benefit (expense)	Realized	—	(564)	—	(1,126)
Total realized gains (losses) from
derivatives not designated as hedges			$4,795	$11,144	$12,775	$17,713
Natural gas commodity contracts	Unrealized gain (loss) —
	oil and natural gas
	derivative contracts	Unrealized	$5,327	$(13,667)	$(13,384)	$(5,881)
Oil commodity contracts	Unrealized gain (loss) —
	oil and natural gas
	derivative contracts	Unrealized	16,025	37,973	14,434	23,792
Interest rate contracts	Interest benefit (expense)	Unrealized	—	561	—	1,088
Total unrealized gains (losses) from
derivatives not designated as hedges			$21,352	$24,867	$1,050	$18,999

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

We had the following open derivative contracts for natural gas at June 30, 2013 (unaudited):

NATURAL GAS DERIVATIVE CONTRACTS

	Volume in	Weighted	Range
Period and Type of Contract	MMbtu	Average	High	Low
2013
Price Swap Contracts	9,328,000	$4.33	$7.03	$3.30
Collar Contracts
Short Call Options	1,887,200	4.33	4.90	4.00
Long Put Options	450,000	6.05	6.15	6.00
Long Call Options	3,302,400	5.86	7.92	3.60
Short Put Options	8,089,600	3.13	5.00	3.00
2014
Price Swap Contracts	9,512,500	4.84	7.50	4.01
Collar Contracts
Short Call Options	4,395,000	5.63	7.92	4.75
Long Put Options	2,570,000	5.84	7.00	4.25
Short Put Options	3,543,500	3.98	5.50	3.00
2015
Price Swap Contracts	1,825,000	5.91	5.91	5.91
2016
Collar Contracts
Short Call Options	455,000	7.50	7.50	7.50
Long Put Options	455,000	5.50	5.50	5.50
Short Put Options	455,000	4.00	4.00	4.00

We had the following open derivative contracts for crude oil at June 30, 2013 (unaudited):

OIL DERIVATIVE CONTRACTS

	Volume	Weighted	Range
Period and Type of Contract	in Bbls	Average	High	Low
2013
Price Swap Contracts	1,122,400	$102.15	$112.39	$77.00
Collar Contracts
Short Call Options	435,528	117.35	129.00	100.00
Long Put Options	294,400	106.03	113.25	85.00
Long Call Options	57,960	105.00	127.00	92.35
Short Put Options	754,400	81.89	90.00	65.00
2014
Price Swap Contracts	1,258,800	93.55	105.48	81.00
Collar Contracts
Short Call Options	730,000	116.70	133.50	107.50
Long Put Options	762,200	92.39	95.00	85.00
Short Put Options	1,051,280	74.75	80.00	65.00
2015
Price Swap Contracts	401,500	99.30	99.30	99.30
Collar Contracts
Short Call Options	428,850	120.81	135.98	115.00
Long Put Options	1,231,850	87.15	95.00	85.00
Short Put Options	1,414,350	68.00	75.00	60.00
2016
Price Swap Contracts	292,800	94.95	95.00	94.90
Collar Contracts
Short Call Options	256,000	116.28	130.00	114.00
Long Put Options	256,000	90.71	95.00	90.00
Short Put Options	256,000	70.71	75.00	70.00
2017
Collar Contracts
Short Call Options	243,000	114.00	114.00	114.00
Long Put Options	243,000	90.00	90.00	90.00
Short Put Options	243,000	70.00	70.00	70.00

In those instances where contracts are identical as to time period, volume and strike price, but opposite as to direction (long and short), the volumes and average prices have been netted in the two tables above. In some instances our counterparties in the offsetting contracts are not the same, and may have different credit ratings.

We had the following open financial basis swap contracts for natural gas at June 30, 2013 (unaudited):

				Spread
Volume in MMbtu	Reference Price 1 (1)	Reference Price 2 (1)	Period	($ per MMbtu)
1,840,000	NYMEX Henry Hub	Houston Ship Channel	Jul ’13 — Dec ’13	$0.0625

(1)    The spread in these trades limits the differential of the settlement quotation prices for NYMEX Henry Hub over the Houston Ship Channel index published in Inside FERC.

We had the following open financial basis swap contracts for oil at June 30, 2013 (unaudited):

				Weighted Average Spread
Volume in Bbl	Reference Price 1 (2)	Reference Price 2 (2)	Period	($ per Bbl)
644,000	Brent IPE	Argus Louisiana Light Sweet	Jul ’13 — Dec ’13	$3.09

 (2)       The spread in these trades limits the differential of the settlement quotation prices for Brent IPE over Argus Louisiana Light Sweet crude.

6. ASSET RETIREMENT OBLIGATIONS

A summary of the changes in asset retirement obligations is included in the table below (unaudited, dollars in thousands):

Balance, December 31, 2012	$48,593
Liabilities incurred	358
Liabilities settled	(716)
Revisions to estimates	621
Accretion expense	892
Balance, June 30, 2013	49,748
Less: Current portion	2,587
Long term portion	$47,161

The total revisions include $389,000 in additions to property, plant and equipment.

7. LONG-TERM DEBT AND NOTES PAYABLE TO FOUNDER

Long-term debt consists of the following:

	June 30, 2013	December 31, 2012
	(unaudited)
	(dollars in thousands)
Credit Facility	$244,290	$154,790
Senior Notes	447,323	447,068
Total long-term debt	$691,613	$601,858

Credit Facility. On May 13, 2010, we entered into a Sixth Amended and Restated Credit Agreement (as amended, the “credit facility”). The credit facility matures on May 23, 2016 and is secured by substantially all of our oil and gas properties. The credit facility borrowing base is redetermined periodically and, as of June 30, 2013, the borrowing base under the facility was $330 million. The credit facility bears interest at LIBOR plus applicable margins between 2.00% and 2.75% or a “Reference Rate,” which is based on the prime rate of Wells Fargo Bank, N. A., plus a margin ranging from 1.00% to 1.75%, depending on the utilization of our borrowing base. The rate was 2.622% as of June 30, 2013 and 2.33% as of December 31, 2012.

Senior Notes. On October 13, 2010, we issued senior notes due October 15, 2018 (“initial senior notes”) with a face value of $300 million, at a discount of $2.1 million. The senior notes carry a face interest rate of 9.625%, with an effective rate of 9.75%; interest is payable semi-annually each April 15th and October 15th. On October 15, 2012 we issued an additional $150 million of senior notes (“additional senior notes”) governed by the same indenture as the original issue of senior notes and carrying the same face interest rate, maturity and interest payment dates. The additional senior notes were issued at a discount of $1.5 million, and proceeds were used to reduce outstanding borrowings under the credit facility. Both the initial senior notes and the additional senior notes (together, “senior notes”) are unsecured and effectively rank junior to any of our existing or future secured indebtedness, which includes the credit facility. The senior notes are unconditionally guaranteed on a senior unsecured basis by each of our material subsidiaries. The balance is presented net of unamortized discount of $2.7 million and $2.9 million at June 30, 2013 and December 31, 2012, respectively.

The senior notes contain an optional redemption provision available prior to October 2013 allowing us to retire up to 35% of the principal outstanding under the senior notes at 109.625% with the proceeds of an equity offering. Additional optional redemption provisions allow for retirement at 104.813%, 102.406%, and 100.0% beginning on each of October 15, 2014, 2015, and 2016, respectively.

All of the senior notes, which were initially issued in private placements, have been exchanged for substantially identical registered senior notes. The credit facility and senior notes include covenants requiring that the Company maintain certain financial covenants including a current ratio, leverage ratio, and interest coverage ratio. At June 30, 2013, the Company was in compliance with the covenants. The terms of the credit facility also restrict the Company’s ability to make distributions and investments.

Notes Payable to Founder. We also have notes payable to our founder which bear simple interest at 10% with a balance of $22.7 million and $22.1 million at June 30, 2013 and December 31, 2012, respectively. The notes mature December 31, 2018. Interest and principal are payable at maturity. These founder notes are subordinate to all debt. Interest on the notes payable to our founder amounted to $599,000 and $603,000 for the six months ended June 30, 2013 and 2012, respectively, and $301,000 and $302,000 for the three months ended June 30, 2013 and 2012, respectively. Such amounts have been added to the balance of the founder notes.

8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following provides the detail of accounts payable and accrued liabilities:

	June 30,	December 31,
	2013	2012
	(unaudited)
	(dollars in thousands)
Capital expenditures	$26,359	$37,738
Revenues and royalties payable	8,564	10,788
Operating expenses/taxes	15,052	14,842
Interest	9,869	9,045
Compensation	8,688	5,978
Other	4,822	6,223
Total accrued liabilities	73,354	84,614
Accounts payable	29,011	28,070
Accounts payable and accrued liabilities	$102,365	$112,684

9. COMMITMENTS AND CONTINGENCIES

Contingencies

Hilltop Field Litigation:  In July 2009, as a result of litigation resolved by judicial rulings, we acquired substantially all the working interests that Chesapeake Energy Corporation (“Chesapeake”) had acquired from Gastar Exploration Ltd. (“Gastar”) in an approximate 50,000 acre area of Leon and Robertson Counties, Texas known as the Hilltop field.  All parties continued to pursue related litigation.  Among other claims, Chesapeake asserted we owed it an additional $36.3 million in past expenses; we countered with claims for retroactive payments for revenues.  We entered into settlements with both Chesapeake and Gastar in 2012.  The effects of these settlements, recorded in the second quarter of 2012, were not material to our financial position or results of operations.

Environmental claims: Management has established a liability for soil contamination in Florida of $1.1 million and $1.0 million at June 30, 2013 and December 31, 2012, respectively, based on our undiscounted engineering estimates. The obligations are included in other long-term liabilities in the accompanying consolidated balance sheets.

Various landowners have sued our wholly owned subsidiary The Meridian Resource Corporation and its subsidiaries (“Meridian”), which we acquired in 2010, in lawsuits concerning several fields in which Meridian has had operations. The lawsuits seek injunctive relief and other relief, including unspecified amounts in both actual and punitive damages for alleged breaches of mineral leases and alleged failure to restore the plaintiffs’ lands from alleged contamination and otherwise from Meridian’s oil and natural gas operations. We are unable to express an opinion with respect to the likelihood of an unfavorable outcome of the various environmental claims or to estimate the amount or range of potential loss should the outcome be unfavorable. Therefore, we have not provided any amount for these claims in our financial statements at June 30, 2013.

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

Other contingencies: We are subject to legal proceedings, claims and liabilities arising in the ordinary course of business for which the outcome cannot be reasonably estimated; however, in the opinion of management, such litigation and claims will be resolved without material adverse effect on our financial position, results of operations or cash flows. Accruals for losses associated with litigation are made when losses are deemed probable and can be reasonably estimated.

We have a contingent commitment to pay an amount up to a maximum of approximately $2.6 million for properties acquired in 2008. The additional purchase consideration will be paid if certain product price conditions are met.

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

Overview

We have been engaged in onshore oil and natural gas acquisition, exploitation, exploration and production since 1987.   We operate in one industry segment, oil and natural gas exploration and development, within one geographical segment, the United States.  Currently, we are focusing our drilling efforts in our Eagle Ford shale play in Karnes County, Texas, our Weeks Island field in South Louisiana and the Sooner Trend area of the Anadarko Basin in Oklahoma.  Our operations also include natural gas interests in East Texas which produce principally from the Wilcox formation, and our Hilltop field with reserves in the Deep Bossier and Knowles Lime formations.

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

Outlook

Natural gas prices declined significantly during 2011 and 2012, reaching a low point with the May 2012 NYMEX closing at $2.04 per MMbtu. Since that date prices have improved to some extent, closing at $3.71 for the July 2013 NYMEX Henry Hub Futures contract settled June 28, 2013. The depressed prices have been caused by many factors, including increases in North American natural gas production due to intensified drilling activity and high levels of natural gas in storage.

The decrease in natural gas prices resulted in a significant non-cash write-down of several of our oil and gas properties in the third and fourth quarters of 2012. Total impairment expense for the year 2012 was $96.2 million. Impairment expense for the first half of 2013 was $26.5 million. A significant portion of the total in 2012 was for our Hilltop field in East Texas, which produces dry gas, and is vulnerable to low prices for natural gas.  The write-down in 2013 was attributable to several different fields, the most significant of which was in our South Hayes field in South Louisiana due to development and recompletion results that indicated reserves were less than forecast.

NYMEX West Texas Intermediate crude oil reflected a monthly average of $95.80 for June 2013. We expect oil prices to remain volatile in the future. Factors affecting the price of oil include worldwide economic conditions, including the European credit crisis, geopolitical activities, including developments in the Middle East, worldwide supply disruptions, weather conditions, actions taken by the Organization of Petroleum Exporting Countries and the value of the U.S. dollar in international currency markets.

The unrealized values of our derivative contracts are reported at fair value on our consolidated balance sheets and are highly sensitive to changes in the price of oil and natural gas. Changes in these derivative assets and liabilities are reported in our consolidated statement of income as unrealized hedging gain or loss, which is a non-cash item. In the second quarter of 2013, we recognized an unrealized gain on our derivative contracts of $21.4 million. Realized cash-based gains from our hedging program were $4.8 million during the quarter. The objective of our hedging program is that, over time, the combination of realized hedging gains and losses with ordinary oil and natural gas revenues will produce relative price stability. However, in the short term, both realized and unrealized hedging gains and losses can be significant to our results of operations, and we expect these gains and losses to continue to reflect the unpredictability and volatility of oil and natural gas prices.

We have hedged approximately 68% of our forecasted PDP production through 2017 at average annual prices ranging from $4.39 per MMBtu to $5.91 per MMBtu for natural gas and $90.00 per Bbl to $102.96 per Bbl for oil. If low natural gas prices continue for an extended period of time, we may be unable to replace expiring hedge contracts or enter new contracts for additional natural gas production at favorable prices.

Sustained low oil or natural gas prices may require us to write down the value of our oil and natural gas properties and/or revise our development plans, which may cause certain of our undeveloped well locations to no longer be deemed proved. This could cause a reduction in the borrowing base under our credit facility. Low prices may also reduce our cash available for distribution and for servicing our indebtedness.

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

Operations Update

Eagleville field. We completed six wells in the Eagle Ford Shale formation in our Eagleville field during the second quarter of 2013. An additional 27 wells were in progress at the end of the quarter, with 14 of those subsequently completed as producers.  As of June 30, 2013, we have 86 producing wells in this field, which are primarily operated by Murphy Oil Corporation (“Murphy”). Our average working interest in these wells is 15%.

During June 2013 Murphy drilled six wells from a single drilling pad using 40 acre spacing.  Previously developed Eagleville wells have used primarily 80 acre spacing.  All six wells have subsequently been completed as producers (and are included in the 14 mentioned above), with a combined production rate of approximately 3,000 Bbls per day (approximately 540 Bbls per day net to our interest).

For the second quarter of 2013, production from the Eagleville field was approximately 3,700 BOE per day net to our interest, as compared to 2,000 BOE per day in the second quarter of 2012.   Murphy has operated two to three drilling rigs on our acreage at any given time thus far in 2013.

Weeks Island. We are targeting updip oil reserves and undrained fault blocks in this large oil field. We spudded five wells in the second quarter of 2013 and completed three of them as producers, with two in progress at the end of the quarter.  We also brought online five wells in the second quarter of 2013 which had been spudded earlier.  We had three wells in progress at Weeks Island as of the end of the second quarter of 2013, one of which has subsequently been brought online.  Initial rates of production ranged from 100 to 800 BOEPD.  Our plans are to utilize one to two rigs continuously through the end of 2013. We also have two workover rigs operating in this field, primarily for completing new wells and recompleting older wells to new producing zones.

Production from Weeks Island net to our interest was approximately 3,100 BOE per day, 88% oil, for the second quarter of 2013, as compared to 2,200 BOE per day, 91% oil, for the second quarter of 2012.

Oklahoma.  In the first half of 2013 we completed two horizontal Mississippian Lime wells and spud another which is scheduled to be completed in the third quarter of 2013.   We also completed two vertical wells in the first half of 2013, as a continuation of our 2012 program to further develop and assess the Mississippian Lime and Hunton Lime formations. Although our primary focus is horizontal activity in the units where we own over 84% of the working interest and maintain operational control, we also participate in non-operated drilling in the area.  Such activity during the second quarter of 2013 included three horizontal wells   targeting the Mississippian Lime and Hunton formations and one successful recompletion to new zones.

We plan to expand our horizontal drilling program targeting primarily the Mississippian Lime in the Lincoln North, Lincoln Southeast, and East Hennessey Units, utilizing at least two rigs for the remainder of the year.

Production from Oklahoma net to our interest was 1,500 BOE per day for the second quarter of 2013, as compared to 1,000 BOE per day for the second quarter of 2012.

Results of Operations: Three Months Ended June 30, 2013 v. Three Months Ended June 30, 2012

	Three Months Ended June 30,		Increase
	2013	2012	(Decrease)	% Change

	(dollars in thousands, except average sales prices and
	unit costs)
Summary Operating Information:
Net Production:
Natural gas (MMcf)	4,409	6,027	(1,618)	(27)%
Oil (MBbls)	740	505	235	47%
Natural gas liquids (MBbls)	83	96	(13)	(14)%
Total natural gas equivalent (MMcfe)	9,345	9,634	(289)	(3)%
Average daily gas production (MMcfe per day)	103	106	(3)	(3)%
Average Sales Price:
Natural gas (per Mcf) realized	$5.17	$4.37	$0.80	18%
Natural gas (per Mcf) unhedged	4.22	2.53	1.69	67%
Oil (per Bbl) realized	102.80	105.10	(2.30)	(2)%
Oil (per Bbl) unhedged	101.97	103.88	(1.91)	(2)%
Natural gas liquids (per Bbl) realized (1)	35.54	46.37	(10.83)	(23)%
Combined (per Mcfe) realized	10.89	8.71	2.18	25%
Hedging Activities:
Realized natural gas revenue gain	$4,181	$11,089	$(6,908)	(62)%
Realized oil revenue gain	614	619	(5)	(1)%
Summary Financial Information
Revenues
Natural gas	$22,783	$26,341	$(3,558)	(14)%
Oil	76,069	53,054	23,015	43%
Natural gas liquids	2,941	4,470	(1,529)	(34)%
Other revenues	506	686	(180)	(26)%
Unrealized gain — oil and natural gas derivative contracts	21,352	24,306	(2,954)	(12)%
	123,651	108,857	14,794	14%
Expenses
Lease and plant operating expense	18,067	17,196	871	5%
Production and ad valorem taxes	7,452	5,853	1,599	27%
Workover expense	4,508	2,683	1,825	68%
Exploration expense	6,270	2,034	4,236	208%
Depreciation, depletion, and amortization expense	28,375	25,121	3,254	13%
Impairment expense	19,191	2,710	16,481	608%
Accretion expense	449	441	8	2%
Loss on sale of assets	120	—	120	NA
General and administrative expense	9,420	12,414	(2,994)	(24)%
Interest expense, net	13,631	9,794	3,837	39%
Litigation settlement	—	(1,250)	1,250	NA
Provision for state income taxes	—	—	—	NA
Net income	$16,168	$31,861	$(15,693)	(49)%
Average Unit Costs per Mcfe:
Lease and plant operating expense	$1.93	$1.78	$0.15	8%
Production and ad valorem tax expense	0.80	0.61	0.19	31%
Workover expense	0.48	0.28	0.20	71%
Exploration expense	0.67	0.21	0.46	219%
Depreciation, depletion and amortization expense	3.04	2.61	0.43	16%
General and administrative expense	1.01	1.29	(0.28)	(22)%

(1)    We do not utilize hedges for natural gas liquids.

Revenues

Natural gas revenues for the three months ended June 30, 2013 decreased $3.6 million, or 14%, to $22.7 million from $26.3 million for the same period in 2012. The decrease in natural gas revenue was attributable to decreased  production during the second quarter of 2013 offset by an increase in average realized price.  Approximately $7.1 million of the decrease in revenues from natural gas was due to a decrease in production of 1.6 Bcf, or 27%. This decline is primarily due to directing our efforts and capital at increasing oil reserves rather than replacing declining natural gas reserves.  Hilltop field, our largest natural gas field, produced 1.5 Bcf in the second quarter of 2013, compared to 2.8 Bcf in the second quarter of 2012.  The price of natural gas exclusive of hedging increased 67% in the second quarter of 2013; the overall realized price (including hedging gains and losses) increased 18% from $4.37 per Mcf in the second quarter of 2012 to $5.17 per Mcf in the second quarter of 2013, resulting in an increase in natural gas revenues of approximately $3.5 million.

Oil revenues for the three months ended June 30, 2013 increased $23.0 million, or 43%, to $76.1 million from $53.1 million in 2012. The increase in revenue was attributable to increased production volumes partially offset by a slightly lower average realized price. Approximately $24.7 million of the increase was due to an increase in production of 235 MBbls, or 47%. This increase is primarily due to production from our Eagleville field, which increased 139 MBbls in the second quarter of 2013 as compared to the second quarter of 2012, from 133 MBbls to 272 MBbls. Weeks Island field also increased production by 66 MBbls, from 186 MBbls in the second quarter of 2012 to 252 MBbls in the corresponding period of 2013. The price of oil exclusive of hedging decreased 2% in the second quarter of 2013; the overall realized price (including hedging gains and losses) decreased 2% from $105.10 per Bbl in the second quarter of 2012 to $102.80 per Bbl in the second quarter of 2013, resulting in a decrease in oil revenues of approximately $1.7 million.

Natural gas liquids revenues decreased  $1.5 million, or 34%, during the second quarter of 2013 compared to the same period in 2012.  The decrease in natural gas liquids revenue was attributable to a lower average realized price during the second quarter of 2013 and to decreased production volumes.  A  14% decrease in volumes from 96 MBbls to 83 MBbls was augmented by a decrease in our average price of 23%, from $46.37 per Bbl to $35.54 per Bbl. The decrease in volume is due to an upward volume adjustment in 2012 which did not recur in 2013. The decline in prices is primarily due to oversupply of natural gas liquids from increased drilling.

Other revenues were $0.5 million during the three months ended June 30, 2013 as compared to $0.7 million during the three months ended June 30, 2012. The decrease is the result of a decrease in rental income from our drilling rig.

Unrealized gain — oil and natural gas derivative contracts was a gain of $21.4 million during the three months ended June 30, 2013 as compared to a gain of $24.3 million during the same period in 2012. The fluctuation from period to period is due to the volatility of oil and natural gas prices and changes in our outstanding hedging contracts during these periods.

Expenses

Lease and plant operating expense increased $0.9 million in the second quarter of 2013 as compared to the second quarter of 2012, from $17.2 million to $18.1 million, primarily due to increased expenses for field services and chemicals, $2.0 million, partially offset by lower marketing and gathering costs, $1.1 million.  The increases were primarily due to new wells, which were chiefly for oil production. The decrease in marketing and gathering expense is a result of decreased production of natural gas from our Hilltop field.  On a unit basis, lease and plant operating expense increased from $1.78 per Mcfe to $1.93 per Mcfe for the three months ended June 30, 2012 and 2013, respectively.

Production and ad valorem taxes increased $1.6 million, or 27%, to $7.5 million for the second quarter of 2013, as compared to $5.9 million for the second quarter of 2012. Ad valorem taxes decreased $0.3 million due to adjustments based on final property tax assessments for 2012.  Production taxes increased $1.9 million following increased revenues exclusive of hedging gains.  Production tax as a percentage of product revenues before realized hedging gains and losses was approximately 7% for the quarter ended June 30, 2013 and 7% for the corresponding period in 2012.

Workover expense increased from the second quarter of 2012 to the second quarter of 2013, from $2.7 million to $4.5 million, respectively. This expense varies depending on activities in the field and is attributable to many different properties.

Exploration expense includes the costs of our geology department, costs of geological and geophysical data, lease rentals, expired leases, and dry holes. Exploration expense increased from $2.0 million for the second quarter of 2012 to $6.3 million for the second quarter of 2013,  primarily due to $4.1 million in total costs for two dry holes in South Texas recognized in the second quarter of 2013.

Depreciation, depletion and amortization increased $3.3 million to $28.4 million for the second quarter of 2013 as compared to an expense of $25.1 million for the second quarter of 2012. On a per unit basis, this expense increased from $2.61 to $3.04 per Mcfe. The rate is a function of capitalized costs of proved properties, reserves and production by field.

Impairment expense increased from $2.7 million in the second quarter of 2012 to $19.2 million in the second quarter of 2013. This expense varies with the results of drilling, as well as with price declines and other factors which may render some fields uneconomic, resulting in impairment. The expense in the second quarter of 2013 included $17.8 million from a reduction in the economic value of our South Hayes field in South Louisiana, which produces primarily natural gas.  We performed a significant recompletion to a new zone thought to contain additional reserves, but discovered that the zone had already been depleted by way of communication with the previous producing zone.

Accretion expense is related to our obligation for retirement of oil and natural gas wells and facilities. We record these liabilities when we place the assets in service, using discounted present values of the estimated future obligation. We then record accretion of the liabilities as they approach maturity. Accretion expense was $0.4 million for the second quarter of 2013 and 2012, respectively.

General and administrative expense decreased $3.0 million for the second quarter of 2013 to $9.4 million from $12.4 million for the second quarter of 2012.  The decrease is principally due to higher bonus expense in 2012 due to an additional $3.2 million in the second quarter of that year which did not recur in 2013.   Legal and engineering fees in the second quarter of 2013 decreased $1.7 million.  These decreases were partially offset by an increase in salaries and benefits of $2.0 million, due to increased headcount.  On a per unit basis, general and administrative expenses decreased from $1.29 to $1.01 per Mcfe.

Interest expense, net increased $3.8 million for the second quarter of 2013 to $13.6 million from $9.8 million for the second quarter of 2012, primarily due to higher interest of $3.6 million on our senior notes.   In October 2012, we issued an additional $150 million of the senior notes.

Litigation settlement is related to the settlement of our litigation with Gastar, under which Gastar paid us $1.25 million in damages in the second quarter of 2012.

Results of Operations: Six Months Ended June 30, 2013 v. Six Months Ended June 30, 2012

	Six Months Ended June 30,		Increase
	2013	2012	(Decrease)	% Change

	(dollars in thousands, except average sales prices and
	unit costs)
Summary Operating Information:
Net Production:
Natural gas (MMcf)	8,632	12,629	(3,997)	(32)%
Oil (MBbls)	1,345	965	380	39%
Natural gas liquids (MBbls)	142	149	(7)	(5)%
Total natural gas equivalent (MMcfe)	17,554	19,313	(1,759)	(9)%
Average daily gas production (MMcfe per day)	97	106	(9)	(9)%
Average Sales Price:
Natural gas (per Mcf) realized	$5.58	$4.11	$1.47	36%
Natural gas (per Mcf) unhedged	3.84	2.55	1.29	51%
Oil (per Bbl) realized	102.54	106.50	(3.96)	(4)%
Oil (per Bbl) unhedged	104.19	107.32	(3.13)	(3)%
Natural gas liquids (per Bbl) realized (1)	35.59	50.63	(15.04)	(30)%
Combined (per Mcfe) realized	10.89	8.40	2.49	30%
Hedging Activities:
Realized natural gas revenue gain	$14,999	$19,629	$(4,630)	(24)%
Realized oil revenue (loss)	(2,224)	(790)	(1,434)	(182)%
Summary Financial Information
Revenues
Natural gas	$48,146	$51,880	$(3,734)	(7)%
Oil	137,886	102,784	35,102	34%
Natural gas liquids	5,059	7,537	(2,478)	(33)%
Other revenues	1,158	1,384	(226)	(16)%
Unrealized gain — oil and natural gas derivative contracts	1,050	17,911	(16,861)	(94)%
	193,299	181,496	11,803	7%
Expenses
Lease and plant operating expense	33,650	33,114	536	2%
Production and ad valorem taxes	13,196	12,083	1,113	9%
Workover expense	8,585	3,936	4,649	118%
Exploration expense	8,866	4,063	4,803	118%
Depreciation, depletion, and amortization expense	52,880	49,014	3,866	8%
Impairment expense	26,546	4,462	22,084	495%
Accretion expense	892	881	11	1%
Loss on sale of assets	1,190	—	1,190	NA
General and administrative expense	18,761	20,383	(1,622)	(8)%
Interest expense, net	26,851	19,548	7,303	37%
Litigation settlement	—	(1,250)	1,250	NA
Provision for state income taxes	—	—	—	NA
Net income	$1,882	$35,262	$(33,380)	(95)%
Average Unit Costs per Mcfe:
Lease and plant operating expense	$1.92	$1.71	$0.21	12%
Production and ad valorem tax expense	0.75	0.63	0.12	19%
Workover expense	0.49	0.20	0.29	145%
Exploration expense	0.51	0.21	0.30	143%
Depreciation, depletion and amortization expense	3.01	2.54	0.47	19%
General and administrative expense	1.07	1.06	0.01	1%

(1)    We do not utilize hedges for natural gas liquids.

Revenues

Natural gas revenues for the six months ended June 30, 2013 decreased $3.8 million, or 7%, to $48.1 million from $51.9 million for the same period in 2012. The decrease in natural gas revenue was attributable to decreased production volumes during the first half of 2013, partially offset by an increase in the average realized price.  Natural gas revenues declined approximately $16.4 million due to a decrease in production of 4.0 Bcf, or 32%. This decline is primarily due to directing our efforts and capital at increasing oil reserves rather than replacing declining natural gas reserves.  Hilltop field, our largest natural gas field, produced 3.2 Bcf in the first half of 2013, compared to 6.0 Bcf in the first half of 2012. The price of natural gas exclusive of hedging increased 51% in the first half of 2013; the overall realized price (including hedging gains and losses) increased 36% from $4.11 per Mcf in the first half of 2012 to $5.58 per Mcf in the first half of 2013, resulting in an increase in natural gas revenues of approximately $12.6 million.

Oil revenues for the six months ended June 30, 2013 increased $35.1 million, or 34%, to $137.9 million from $102.8 million for the same period in 2012. The increase in revenue was attributable to increased production volumes partially offset by a decrease in the average realized price.  Approximately $40.4 million of the increase was due to an increase in production of 380 MBbls, or 39%. This increase is primarily due to production from our Eagleville field, which increased 242 MBbls in the first half of 2013 as compared to the first half of 2012, from 255 MBbls to 497 MBbls. Our Weeks Island field also increased production by 129 MBbls, from 317 MBbls in the first half of 2012 to 446 MBbls in the corresponding period in 2013.  The increase in production was partially offset by a decrease in pricing.  The price of oil exclusive of hedging decreased 3% in the first half of 2013; the overall realized price (including hedging gains and losses) decreased 4% from $106.50 per Bbl in the first half of 2012 to $102.54 per Bbl in the first half of 2013, resulting in a decrease in oil revenues of approximately $5.3 million.

Natural gas liquids revenues decreased  $2.5 million, or 33%, during the first half of 2013 compared to the same period in 2012.  The decrease in natural gas liquids revenue is attributable to decreased production volumes and lower average realized price.  A 5% decrease in volumes from 149 MBbls to 142 MBbls was augmented by a decrease in our average price of 30%, from $50.63 per Bbl to $35.59 per Bbl. The decrease in volume is due to an upward volume adjustment in 2012 which did not recur in 2013. The decline in prices is primarily due to oversupply of natural gas liquids from increased drilling.

Other revenues were $1.2 million during the six months ended June 30, 2013 as compared to $1.4 million during the six months ended June 30, 2012. The decrease is primarily the result of a decrease in rental income from our drilling rig.

Unrealized gain — oil and natural gas derivative contracts was a gain of $1.1 million during the six months ended June 30, 2013 as compared to a gain of $17.9 million during the same period in 2012. The significant fluctuation from period to period is due to the volatility of oil and natural gas prices and changes in our outstanding hedging contracts during these periods. The majority of the gains in the second quarter of 2012 were related to the decrease in oil prices during that period, which increased the unrealized value of our open derivative contracts.

Expenses

Lease and plant operating expense increased $0.5 million in the first half of 2013 as compared to the first half of 2012, from $33.1 million to $33.6 million, primarily due to increased expenses for field chemicals and repair and maintenance expense,  $4.4 million, partially offset by lower marketing and gathering costs, salt water disposal fees, and insurance $3.9 million.  The increases were primarily due to new wells, which were chiefly for oil production. The decrease in marketing and gathering expense is a result of decreased production of natural gas from our Hilltop field.  On a unit basis, lease and plant operating expense increased from $1.71 per Mcfe to $1.92 per Mcfe for the six months ended June 30, 2012 and 2013, respectively.

Production and ad valorem taxes increased $1.1 million, or 9%, to $13.2 million for the first half of 2013, as compared to $12.1 million for the first half of 2012. Ad valorem taxes decreased $0.7 million due to adjustments based on final property tax assessments for 2012. Production taxes increased $1.8 million. Production tax as a percentage of product revenues before realized hedging gains and losses was approximately 6% for the six months ended June 30, 2013 and 7% for the corresponding period in 2012.

Workover expense increased  $4.7 million from the first half of 2012 to the first half of 2013, from $3.9 million to $8.6 million, respectively. This expense varies depending on activities in the field and is attributable to many different properties.

Exploration expense includes the costs of our geology department, costs of geological and geophysical data, lease rentals, expired leases, and dry holes. Exploration expense increased from $4.1 million for the first half of 2012 to $8.9 million for the first half of 2013, primarily due to $4.1 million in total costs for two dry holes in South Texas recognized in the second quarter of 2013.

Depreciation, depletion and amortization increased $3.9 million to $52.9 million for the first half of 2013 as compared to an expense of $49.0 million for the first half of 2012. On a per unit basis, this expense increased from $2.54 to $3.01 per Mcfe. The rate is a function of capitalized costs of proved properties, reserves and production by field.

Impairment expense increased from $4.5 million in the first half of 2012 to $26.5 million in the first half of 2013. This expense varies with the results of drilling, as well as with price declines and other factors which may render some fields uneconomic, resulting in impairment. The expense in the second quarter of 2013 included $17.8 million from a reduction in the economic value of our South Hayes field in South Louisiana, which produces primarily natural gas.  We performed a significant recompletion to a new zone thought to contain additional reserves, but discovered that the zone had already been depleted by way of communication with the previous producing zone. Other impairments included $4.2 million recorded in the first quarter of 2013 in our Indian Point field in South Texas, reflecting a steeper decline than anticipated.

Accretion expense is related to our obligation for retirement of oil and natural gas wells and facilities. We record these liabilities when we place the assets in service, using discounted present values of the estimated future obligation. We then record accretion of the liabilities as they approach maturity. Accretion expense was $0.9 million for each of the six month periods ending June 30, 2013 and 2012, respectively.

Loss on sale of assets was $1.2 million in the first half of 2013 and zero for the first half of 2012. The loss in 2013 was primarily related to the sale of a well in South Texas.

General and administrative expense decreased  $1.6 million for the first half of 2013 to $18.8 million from $20.4 million for the first half of 2012.  The decrease is principally due to higher bonus expense in 2012 due to an additional $3.2 million in the second quarter of that year which did not recur in 2013.  Legal and engineering fees in the second half of 2013 decreased $2.5 million. These decreases were partially offset by an increase in salaries and benefits of $4.3 million, due to increased headcount.  On a per unit basis, general and administrative expenses increased from $1.06 to $1.07 per Mcfe.

Interest expense, net increased $7.3 million for the first half of 2013 to $26.8 million from $19.5 million for the first half of 2012, primarily due to higher interest of $7.2 million on our senior notes.   In October 2012, we issued an additional $150 million of the senior notes.

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

Our 2013 capital budget is primarily focused on the development of existing core areas through exploitation and development. Currently, we plan to spend a total of approximately $300 million during 2013, of which approximately $169 million has been expended or accrued through June 30, 2013. Approximately 65% of our 2013 capital budget is allocated to our properties in the Eagle Ford shale, Oklahoma, and South Louisiana. Our future drilling plans, plans of our drilling operators and capital budgets are subject to change based upon various factors, some of which are beyond our control, including drilling results, oil and natural gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, actions of our operators, gathering system and pipeline transportation constraints and regulatory approvals. Because a large percentage of our acreage is held by production, we have the ability to materially decrease our drilling and recompletion budget in response to market conditions with minimal risk of losing significant acreage.

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

Senior Notes

In October 2010, we issued $300 million of 9.625% senior notes due 2018 at a discount of $2.1 million, with a yield to maturity of 9.75%.  On October 15, 2012, we issued an additional $150 million of senior notes under the same indenture with the same interest rate, date of maturity, and other terms, at a discount of $1.5 million and with a yield to maturity of 9.85%.  The senior notes were issued in private placements but were exchanged for substantially identical registered notes.

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

The borrowing base is redetermined each May 1 and November 1. The borrowing base was increased to $330 million on May 16, 2013.  As of August 13, 2013, outstanding borrowing under the credit facility was $264.3 million, and the available unused portion of the borrowing base was $65.7 million.

Our credit facility provides for two alternative interest rate bases and margins. Eurodollar loans accrue interest generally at the one-month London Interbank Offered Rate plus a margin ranging from 2.00% to 2.75%, depending on the utilization of our borrowing base. “Reference rate” loans accrue interest at the prime rate of Wells Fargo Bank, N.A., plus a margin ranging from 1.00% to 1.75%, depending on the utilization of our borrowing base. The total rate on all loans outstanding as of June 30, 2013 under the credit facility was 2.622%, which was based primarily on the Eurodollar option.

The credit facility and the indenture governing the senior notes include covenants requiring us to maintain certain financial covenants including a current ratio, leverage ratio, and interest coverage ratio.  At June 30, 2013, we were in compliance with the covenants.  The terms of the credit facility also restrict our ability to make distributions and investments.

Cash flow provided by operating activities

Operating activities provided cash of $86.1 million during the six months ended June 30, 2013 as compared to $88.5 million during the comparable period in 2012. The $2.4 million decrease in operating cash flows was attributable to changes in working capital accounts, partially offset by an increase in the cash-based portions of our earnings. Changes in our working capital accounts, used $2.8 million of cash flows as compared to  $14.8 million of cash flows provided in 2012. The changes in working capital resulted in a decrease of $17.6 million in cash flow. Cash-based items of net income, including revenues (exclusive of unrealized commodity gains or losses), operating expenses and taxes, general and administrative expenses, and the cash portion of our interest expense, increased approximately $15.2 million, resulting in a positive impact on cash flow.

Cash flow used in investing activities

Investing activities used cash of $173.6 million during the six months ended June 30, 2013 as compared to cash used in investing of $114.0 million during the comparable period of 2012.  Investment in property and equipment increased by $71.4 million, due primarily to increased drilling and development. A decrease in cash used in acquisition activities of $11.8 million was primarily due to $6.3 million expended for a group of leasehold properties in South Texas in the first half of 2012, whereas in the first half of 2013 there were no significant property acquisitions. On an accrual basis, capital spending was generally increased, primarily for expenditures in our Eagle Ford Shale play, South Louisiana (Weeks Island), Oklahoma, and South Texas.

Cash flow provided by financing activities

Financing activities provided cash of $89.5 million during the six months ended June 30, 2013 as compared to cash provided by financing of $32.9 million during the comparable period in 2012. Both periods reflected the effect of drawdowns from our credit facility.

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

Forward-looking statements may include statements about our:

•	business strategy;
•	reserves quantities and the present value of our reserves;
•	financial strategy, liquidity and capital required for our development program;
•	future realized oil and natural gas prices;
•	timing and amount of future production of oil and natural gas;
•	hedging strategy and results;
•	future drilling plans;
•	marketing of oil and natural gas;
•	leasehold or business acquisitions;
•	costs of developing our properties;
•	liquidity and access to capital;
•	future operating results; and
•	plans, objectives, expectations and intentions contained in this report that are not historical.

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for and development and production of oil and natural gas. These risks include, but are not limited to, commodity price volatility, low prices for oil and/or natural gas, global economic conditions, inflation, increased operating costs, lack of availability of drilling and production equipment and services, environmental risks, drilling and other operating risks, regulatory changes, the uncertainty inherent in estimating oil and natural gas reserves and in projecting future rates of production, reductions in cash flow and lack of access to capital, and the other risks described under “Item 1A. Risk Factors” in our 2012 Form 10-K.

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

The fair value of our oil and natural gas derivative contracts and basis swaps at June 30, 2013 was a net asset of $36.4 million. A 10% increase or decrease in oil and natural gas prices with all other factors held constant would result in an unrealized loss or gain, respectively, in the estimated fair value (generally correlated to our estimated future net cash flows from such instruments) of our oil and natural gas commodity contracts of approximately $47.5 million (net unrealized loss) or $48.1 million (net unrealized gain), respectively, as of June 30, 2013.

We are subject to interest rate risk on our variable interest rate borrowings. Although in the past we have used interest rate swaps to mitigate the effect of fluctuating interest rates on interest expense, we currently have no open interest rate derivative contracts.  A 1% increase in interest rates would increase annual interest expense on our variable rate debt by approximately $2.4 million, based on the balance outstanding as of June 30, 2013.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

See Part I, Item 1, Note 9 to our consolidated financial statements entitled “Commitments and Contingencies,” which is incorporated in this item by reference.

ITEM  1A. Risk Factors

We are subject to certain risks and hazards due to the nature of the business activities we conduct. For a discussion of these risks, see “Item 1A. Risk Factors” in the 2012 Form 10-K. There have been no material changes with respect to the risk factors disclosed in the 2012 Form 10-K during the quarter ended June 30, 2013.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM  3. Defaults Upon Senior Securities

None.

ITEM  4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM  6. Exhibits

10.1

Agreement and Omnibus Amendment to the Sixth Amended and Restated Credit Agreement by and among Alta Mesa Holdings, LP, Wells Fargo Bank, N.A., as administrative agent, and the lenders party thereto from time to time, dated as of May 16, 2013.

31.1	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

31.2	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

32.1	Certification of the Company’s Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of the Company’s Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101	Interactive Data Files.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ALTA MESA HOLDINGS, LP
(Registrant)

	By:	ALTA MESA HOLDINGS GP, LLC, its
August 13, 2013		general partner

	By:	/s/ Harlan H. Chappelle
Harlan H. Chappelle
August 13, 2013		President and Chief Executive Officer

	By:	/s/ Michael A. McCabe
Michael A. McCabe
Vice President and Chief Financial Officer