Form 10-K
period 2013-12-31
Alta Mesa Holdings, LP
filed 2014-03-28
CIK 1518403

m

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended: December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ¨ No x

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

Forward-looking statements may include statements about our:

•	business strategy;
•	reserve quantities and the present value of our reserves;
•	financial strategy, liquidity and capital required for our development program;
•	future oil and natural gas prices;
•	timing and amount of future production of oil and natural gas;
•	hedging strategy and results;
•	future drilling plans;
•	marketing of oil and natural gas;
•	leasehold or business acquisitions;
•	costs of developing our properties;
•	liquidity and access to capital;
•	future operating results; and
•	plans, objectives, expectations and intentions contained in this report that are not historical.

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for and development and production of oil and natural gas. These risks include, but are not limited to, commodity price volatility, low prices for oil and/or natural gas, global economic conditions, inflation, increased operating costs, lack of availability of drilling and production equipment and services, environmental risks, weather risks, drilling and other operating risks, regulatory changes, the uncertainty inherent in estimating oil and natural gas reserves and in projecting future rates of production, reductions in cash flow, access to capital, and the other risks described under “Item 1A. Risk Factors” in this report.

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

PART I

Item 1. Business

Our Company

Alta Mesa Holdings, LP (“Alta Mesa,” the “Company,” “us,” “our,” or “we”) is a privately held company engaged primarily in onshore oil and natural gas acquisition, exploitation, exploration and production whose focus is to maximize the profitability of our assets in a safe and environmentally sound manner. We seek to maintain a portfolio of lower risk properties in plays with known resources where we identify a large inventory of lower risk drilling, development, and enhanced recovery and exploitation opportunities. Our core properties are located in Texas, Louisiana, and Oklahoma. We believe there are decades of future development potential in our balanced portfolio of assets — principally historically prolific fields in the Sooner Trend in Oklahoma, the Weeks Island field in South Louisiana, and the Eagle Ford Shale in South Texas. We maximize the profitability of our assets by focusing on sound engineering, enhanced geological techniques including 3-D seismic analysis, and proven drilling, stimulation, completion, and production methods.

As of December 31, 2013, our estimated total proved oil and natural gas reserves were approximately 60.3 MMBOE, of which 58% were classified as proved developed. Our proved reserve mix is approximately 54% oil, 37% natural gas, and 9% natural gas liquids.  Excluding our Eagle Ford Shale assets, we maintain operational control of the majority of our properties, either through directly operating them, or through operating arrangements with minority interest holders.

Our areas of focus are typically characterized by multiple hydrocarbon pay zones, and because in many cases we are re-developing fields and areas originally discovered and developed by major oil and natural gas companies and other independent producers, our assets are typically served by existing infrastructure. As a result, we believe that our business model lowers geological, mechanical, and market-related risks. We focus on properties within our core operating areas that we believe have significant development and exploration opportunities and where we can apply our technical experience and economies of scale to increase production and proved reserves while lowering lease operating and capital costs. Additionally, we have consistently created value through workovers and re-completions of existing wells, infill drilling, operations improvements, secondary recovery and 3-D seismic-driven drilling. We expect to continue production growth in our core areas by exploiting known resources with continued well workovers, development drilling, and disciplined exploration.

Throughout this report, year-end financial and operating data include a portion of our Eagle Ford Shale assets which were sold in the first quarter of 2014.  See “Recent Developments” below.

As the price of natural gas has declined in recent years, we have focused our capital expenditures on oil and liquids rich assets.    As a result of this shift of reserves and production, we now report equivalent volumes and per-unit metrics on a BOE basis rather than an Mcfe basis.  Prior year comparative data have been conformed to this presentation.

Overview of 2013

During 2013, we concentrated our efforts on developing our three core properties, Weeks Island, Sooner Trend, and Eagleville in the Eagle Ford Shale play in South Texas.  We continue to emphasize oil-rich reserves and production.  Highlights from 2013 include:

•	increased estimated proved reserves by 8.6 MMBOE over 2012 year-end, including 1.8 MMBOE in Weeks Island acquired from our former working interest partner, Stone Energy Offshore, L.L.C.;
•	percentage of reserves attributable to oil and natural gas liquids increased from 51% as of year-end 2012 to 63% as of year-end 2013 (converting gas to oil at a ratio of 6:1);
•	percentage of total production attributable oil and natural gas liquids increased from 41% in 2012 to 54% in 2013;
•	increased oil production 36% from 2.1 MMBbl to 2.9 MMBbl;
•	increased total revenues from hydrocarbons 18%;
•	increased oil revenues 32%;
•	decreased natural gas revenues 11%;
•	drilled 107 gross wells (46.6 net wells) of which 80 gross wells (33.4 net wells) were in our three core properties;
•	invested approximately $354 million in our oil and natural gas properties, as compared to $279 million for 2012 (both totals include acquisitions);
•	sold approximately 11.2 Bcf of dry gas reserves from our Hilltop field in East Texas;
•	recognized impairment expense for the year of $143 million primarily in non-core natural gas properties.

Recent Developments

Subsequent to year-end, in March 2014, we sold a portion of our proved oil reserves, approximately 7.7 MMBOE, in our Eagleville field in South Texas.  The transaction provided us $173 million in cash, which was used to reduce the outstanding borrowings under our revolving credit facility.  The sale is structured to provide us with continuing net revenues from the sold properties through 2016, and we will continue to develop additional Eagleville wells at 70% of our original working interest.  Total reserves we retained are estimated as 7.3 MMBOE, of which 91% is considered proved undeveloped based on classifications from our reserve report as of December 31, 2013.  This partial sale provides us cash for investment in new areas without relinquishing our position in the Eagle Ford Shale, which we continue to view as a high-quality core property with years of development potential.

Outlook

In 2014 we anticipate capital expenditures of $370 million as follows:

•	approximately $110 million to be spent in Sooner Trend;
•	approximately $90 million to be spent in Weeks Island;
•	approximately $60 million to be spent in Eagleville;
•	approximately $110 million to be spent on various other properties.

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

•

Optimize Production Mix Based on Market Conditions. Our asset base enables us to efficiently and rapidly adjust our development activity in response to market prices. Currently, we intend to take advantage of the relatively favorable oil price environment by continuing to exploit oil and natural gas liquids opportunities within our portfolio. Oil and natural gas liquids together represented 54% of our 2013 production, measured on the traditional energy content ratio of 6:1 between natural gas and crude oil.  Oil and liquids-rich gas opportunities represented approximately 90% of our 2013 capital budget and represent approximately 94% of our 2014 capital budget. Commodity mix is a key consideration as we continually evaluate future drilling and acquisition opportunities.

•

Pursue Value-Based Acquisitions that Leverage Current Internal Knowledge. We pursue acquisition targets where our own field exploitation methods can be profitably employed, and identify properties that other energy companies may consider lower-valued and/or non-strategic. We seek to control operations, and also engage in partnerships with other capable operators and service providers so we can capitalize on their data, knowledge and access to equipment.

•

Mitigate Commodity Price Risk. Due to the volatility of oil and natural gas prices, we periodically enter into derivative transactions for a portion of our planned future oil and natural gas production. This allows us to reduce exposure to low prices and achieve more predictable cash flows. We retain commodity price upside potential through active management of our portfolio of derivative transactions, as well as through future production and reserve growth. As of December 31, 2013, we have hedged approximately 77% of our forecasted production from proved developed properties (“PDP”) through mid-2018 at average annual prices ranging from $4.38 per MMBtu to $5.50 per MMBtu and $80.00 per Bbl to $93.81 per Bbl.

•

Maintain Financial Flexibility. In order to maintain our financial flexibility, we plan to fund our 2014 capital budget predominantly with cash flow from operations supplemented by borrowings under our credit facility and divestitures. Our operational control of most properties enables us to manage the timing of a substantial portion of our capital investments. At December 31, 2013, under our senior secured revolving credit facility, we had $319 million in borrowings outstanding and $66 million available for borrowing.

Our Strengths

We believe that the following strengths provide us with significant competitive advantages and position us to continue to achieve our business objective and execute our strategies:

•

Proven Track Record of Reserves and Production Growth. We have increased production at a compounded annual rate of approximately 31% since 2008 through a focused program of drilling and field re-development complemented by strategic acquisitions. Based on our long-term historical performance and our business strategy, we believe we have the opportunities, experience and knowledge to continue growing both our reserves and production.

•

High Quality Portfolio of Under-Exploited Properties and Multi-Year, Low-Risk Drilling and Wellbore Utilization Inventory. The bulk of our assets are producing properties with significant opportunities for additional exploitation and exploration. We have created and expect to maintain a multi-year drilling inventory and a continuing program of well recompletions, typically to shallower productive zones as deeper formations deplete over time. As of December 31, 2013, our inventory of proved reserve projects consists of 256 PUD locations, including 135 PUD locations in the Eagle Ford Shale, 88 PUD locations in Sooner Trend, and 10 PUD locations in Weeks Island. We believe that we have significant additional development opportunities that are not classified as proved reserves. By targeting productive zones in multiple stacked pays we are able to minimize exploration risk and costs.

•

Geographically and Geologically Diverse Asset Base. We have a balanced portfolio of low-risk conventional and high-impact resource assets across various historically productive basins. Our core assets are located in the Sooner Trend in Oklahoma, where our assets are in both shallow-decline, long-lived oil zones and prospectively in the Mississippian Lime, Hunton, and other formations; in South Texas, where our Eagle Ford Shale assets are an oil and liquids-rich gas resource; and in South Louisiana, where our most significant field is Weeks Island, a large oil field with multiple stacked pay sands. Our core properties are located in areas that benefit from an experienced and well-established service sector, efficient state regulation, and available midstream infrastructure and services. In addition, based on our reserve report as of December 31, 2013, approximately 87% of our total future net undiscounted revenues are expected to be generated from the production of proved oil and NGL reserves. We believe our geographic and geologic diversification enables us to allocate our capital more profitably, manage market, weather and regulatory risks, and capitalize on technological improvements.

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

Recent Partnership Changes

Our company is structured as a private partnership.  Since our inception, we have funded exploration, development and operating activities primarily through cash from operations, as well as capital raised from equity contributed by our founder, capital contributed by a private equity partner, borrowings under our bank credit facilities, and proceeds from the issuance of $450 million principal amount of senior secured notes.  From September 2006 until March 2014, our private equity partner was Alta Mesa Investment Holdings, Inc. (“AMIH”), an affiliate of Denham Commodity Partners Fund IV LP (“DCPF IV”) and Denham Capital Management LP (collectively with DCPF ICV, “Denham”), a private equity firm focused on energy and commodities.

On March 25, 2014, a syndicate led by Highbridge Principal Strategies LLC (“Highbridge”) invested in AMIH and enabled AMIH to complete a $350 million recapitalization.  Immediately following the recapitalization, AMIH used a portion of the proceeds to redeem all of the shares of AMIH held by Denham.  Highbridge received convertible PIK preferred stock in AMIH and senior PIK notes from AMIH and nominated one member to our Board of Directors.

In connection with the recapitalization, Alta Mesa GP, our general partner, AMIH, as holder of 100% of our Class B Units, and all of our Class A Limited Partners entered into a Second Amended and Restated Limited Partnership Agreement which provided for the contribution of 50% of the interest held by the Class A Limited Partners to AMIH in exchange for common stock in AMIH.  The Class A interests contributed to AMIH were terminated.  The amended partnership agreement provides for certain drag-along rights, including the mandatory contribution to AMIH by the Class A Limited Partners of their remaining Class A Units upon an initial public offering.  Immediately after closing the recapitalization, AMIH also purchased all of the Class A Units held by Macquarie Bank Limited and RBS Equity Corporation.

All distributions under the amended partnership agreement shall first be made to holders of Class B Units, until all principal and interest has been extinguished under the senior PIK notes issued to Highbridge.  After such extinguishment of the senior PIK notes, distributions shall then be made to holders of Class A and Class B Units pursuant to the distribution formulas set forth in the amended partnership agreement.

Reserve and Production Overview

The following table describes our proved reserves and production profile as of December 31, 2013:

	Total		Oil and				Average
	Estimated		NGLs as %				Daily Net
	Proved		of Total	PV-10		Net	Production
	Reserves	% Proved	Proved	($ in millions)	Net	Producing	2013
	(MMBOE)	Developed (1)	Reserves (1)	(2)	Acreage (3)	Wells (4)	(MBOE/d)
Sooner Trend	17.3	46%	64%	$341.4	40,588	195.3	1.6
Eagle Ford (5)	15.0	36%	91%	449.0	2,829	14.9	3.4
Weeks Island	8.7	67%	91%	428.3	6,026	38.5	3.2
East Texas	10.1	89%	24%	85.1	56,965	74.0	4.7
Other	9.2	72%	35%	102.5	137,738	87.4	3.7
All Properties	60.3	58%	63%	$1,406.3	244,146	410.1	16.6

(1)	Computed as a percentage of total reserves of the property.
(2)

PV-10 was calculated using oil and natural gas price parameters established by current SEC guidelines and accounting rules based on the unweighted average oil and natural gas prices as of the first day of each of the 12 months ended December 31, 2013. Because we are a partnership and, as such, are not subject to income taxes, our PV-10 is the same as our standardized measure of future net cash flows, the most comparable measure under generally accepted accounting principles, which is reduced for the discounted value of estimated future income taxes.  Calculation of PV-10 does not give effect to derivatives transactions.   The unweighted average prices as of the first of each month during the 12 months ended December 31, 2013 were $96.78 per Bbl and $3.67 per MMBtu.

(3)	Includes developed and undeveloped acreage.
(4)	Calculated as gross wells times our working interest percentage.
(5)

Eagle Ford values include amounts attributable to properties in our Eagleville Field sold in March 2014. See further detail below, “Our Properties, South Texas Eagle Ford Shale.”  The total reserves sold were approximately 7.7 MMBOE, representing a substantial portion of each net producing well in the field. The value of the sold reserves included in the above table for PV-10 was approximately $231 million, using the SEC-method price of oil at $96.78 per Bbl throughout the life of the properties.  The $173 million sale price was based on current valuations at the time of the sale, using forward prices based on current NYMEX trading, averaging approximately $80 per Bbl over the life of the properties.  Approximately 800 net acres, an undivided 30% of our total net acres in the field at the time of the transfer, were assigned to the buyer.  Reserves retained are approximately 91% proved undeveloped based on the classifications in our reserve report as of December 31, 2013.

Our Properties

Sooner Trend, Oklahoma

Our assets in the Sooner Trend in Oklahoma are located in large mature oil fields with multiple pay zones at depths from less than 2,000 feet to 7,500 feet. These assets have historically been predominantly shallow-decline, long-lived oil fields originally drilled on 80-acre vertical well spacing and waterflooded to varying degrees.

Our activity in these fields includes downspacing to 40 acres or less in the historically principal field pay zones that had been unitized for water flooding, as well as drilling or recompleting wells for other pay zones including the Meramec section of the Mississippian Lime, Woodford Shale, Hunton Lime, and other formations.  In 2013, we added production and reserves in the

Mississippian Lime formation by drilling new horizontal wells.  We have applied the knowledge obtained by this effort to define our approach for 2014 and beyond to target the Mississippian Lime, the Hunton Lime, and other zones with horizontal drilling and multi-stage hydraulic fracturing.

As of December 31, 2013, we had a 74% average working interest in 263 producing wells, and had identified 88 PUD locations in this area. We produced 573 MBOE net to Alta Mesa from our properties in Oklahoma in 2013.

During 2013 we spent approximately $50 million in Sooner Trend for the drilling and completion of wells, as well as other expenditures for facilities.  As of December 31, 2013 we had three drilling rigs operating in Sooner Trend for horizontal development, which we plan to maintain during 2014 targeting the Mississippian Lime, Hunton Lime, and other zones with horizontal drilling.    We will also participate in other horizontal wells as a non-operator, primarily targeting the Oswego Lime, Meramec and Hunton Lime.    We have allocated approximately $110 million of our 2014 capital expenditure budget to our Sooner Trend properties.

South Texas Eagle Ford Shale

Our Eagleville field is located primarily in Karnes County, Texas and produces primarily from the Eagle Ford Shale. The Eagle Ford Shale is typically developed with horizontal wells. Since beginning development of the property in 2010, our assets have grown to 112 producing wells with an average working interest of 13%, five wells in which we have an overriding royalty interest, and 25 wells awaiting completion as of December 31, 2013. The wells are primarily operated by Murphy Oil Corporation (“Murphy”), which has a multi-year development program. Production from the Eagleville field in 2013 was 1,226 MBOE net to Alta Mesa.

Subsequent to year-end 2013, we sold a significant portion of our Eagleville reserves in March 2014, including a portion of our interest in all wells that were producing as of December 31, 2013.  We received $173 million in cash for these interests.  The sale has an effective date of January 1, 2014.  We will retain a declining net profits interest in the producing wells based on 50% of our original working interest in 2014, 30% in 2015, 15% in 2016, and zero in 2017.  Also included in the sale was a  30% undivided interest in all our Eagleville mineral leases and interests, and 30% of our working interest in all our wells in progress on December 31, 2013 or drilled after 2013.  As of year-end 2013, we had 25 wells in progress, which includes two wells with reserves classified as probable rather than proved, and 23 wells classified as PUD.  We also had an estimated 112 proved undeveloped drilling locations, of which 16 are in wells in which we will have an overriding royalty interest rather than a working interest.

We estimate the proved developed and undeveloped reserves sold were approximately 7.7 MMBOE, and we retained proved reserves of approximately 7.3 MMBOE, 91% of which were proved undeveloped as of January 1, 2014.

We have allocated approximately $60 million of our 2014 capital budget to Eagleville.  As of December 31, 2013, Murphy was continuously operating an average of two drilling rigs on our acreage.

Weeks Island Field, South Louisiana

Weeks Island, located in Iberia Parish, Louisiana, contains some of our largest proved developed oil reserves. It is a historically-prolific oil field with 55 potential pay zones that are structurally trapped against a piercement salt dome, which we believe offer significant future opportunities for added production and reserves. The field was discovered in 1945 by Shell and Shell’s interest in the field was purchased in 1998 by The Meridian Resource Corporation, which we acquired in 2010. Since mid-2011 we have continuously employed at least one drilling rig and one completion rig in Weeks Island to exploit its potential for development through new drilling, recompletions, and sidetracking out of existing wells. We expect to continue development activity in this field in 2014.

We increased our ownership in this field in 2013 with an acquisition of approximately 1.8 MMBOE proved reserves from our former working interest partner, Stone Energy Offshore, L.L.C.  for cash consideration of approximately $45 million plus related abandonment costs, which was later modified through settlement adjustments to approximately $42 million cash. Our average working interest in the 40 producing wells in Weeks Island at December 31, 2013 was 96%. We have identified 10 PUD locations and several additional planned locations classified as “probable” or “possible” undeveloped reserves. We produced 1,171 MBOE net to Alta Mesa from the field in 2013.

We have allocated approximately $90 million of our 2014 capital expenditure budget to Weeks Island and plan to utilize at least one drilling rig and one workover rig in the field during 2014.

East Texas

The Urbana, Cold Springs, and Cold Springs West fields are our significant East Texas fields, producing natural gas with a substantial natural gas liquids component.  Our Hilltop field produces dry natural gas.  Each of these fields had impairment losses in 2013, as historical costs exceeded the estimated fair value in the fourth quarter of 2013.  Declining natural gas prices experienced in 2011-2012 were an indirect cause, as we have responded by deemphasizing investment in natural gas development.  Reserves in these East Texas fields are declining overall, as replacement efforts are curtailed in favor of capital expenditures in other oil and liquids rich plays.

Urbana Field. We are the operator of 22 wells with an average working interest of 97% in the Urbana field, located in San Jacinto County, Texas. Urbana is a known structure with multiple pay zones, and as many as 35 productive reservoirs from 7,200 feet to 11,600 feet deep. We produced 103 MBOE net to Alta Mesa from Urbana field in 2013.  Impairment expense for the field was $37.1 million in 2013.

Cold Springs and Cold Springs West Fields. The Cold Springs and Cold Springs West fields are located west of the Urbana field in San Jacinto County, Texas. These fields are similar to the Urbana field, with multiple zones producing natural gas and natural gas liquids. We produced 337 MBOE net to Alta Mesa from Cold Springs and Cold Springs West in 2013.  Impairment expense for these two fields was $14.2 million combined in 2013.

Hilltop Field.  Our Hilltop field is located in Robertson and Leon counties. The field has been significantly developed in the Deep Bossier formation, a prolific producer of primarily dry natural gas. We sold a portion of our wells in this field in October 2013, comprising an estimated 11.2 Bcfe.  We recorded an immaterial gain on the sale.  Total production for 2013 was 994 MBOE (6.0 Bcfe) net to Alta Mesa.   Impairment expense for the field was $12.3 million in 2013.

Other Assets

We conduct operations in other areas, including the Blackjack Creek oil field in Florida, and other fields in South Texas and South Louisiana.  We continually evaluate the operations in these areas to determine future development, expansion, acquisition opportunities, and strategic divestiture plans.  Inventories of prospective and partially developed acreage include holdings in South Texas, South Louisiana, West Virginia, and other areas.  Total impairment expense from these other areas in 2013 was $79.6 million, with the largest single item being $28.0 million for a redevelopment project in South Texas.

Our Oil and Natural Gas Reserves

The table below summarizes our estimated net proved reserves as of December 31, 2013.

	As of December 31, 2013
	Oil
	and
	NGL's	Gas

	(MBbls)	(MMcf)
Proved Reserves (1)
Developed	19,473	92,640
Undeveloped	18,779	39,625
Total Proved	38,252	132,265

(1)

Our proved reserves as of December 31, 2013 were calculated using oil and natural gas price parameters established by current SEC guidelines and accounting rules based on average prices as of the first day of each of the twelve months ended on such date. These average prices were $96.78 per Bbl for oil and $3.67 per MMBtu for natural gas. Pricing was adjusted for basis differentials by field based on our historical realized prices. See “Note 19 — Supplemental Oil and Natural Gas Disclosures” in the accompanying Notes to Consolidated Financial Statements included elsewhere in this report for information concerning proved reserves.

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

Internal Control and Qualifications

The reserve estimation process begins with our Corporate Planning and Reserves department, which gathers and analyzes much of the data used in estimating reserves. Working and net revenue interests are cross-checked and verified by our land department.  Lease operating and capital expenses are provided by our accounting department and reviewed by the Corporate Planning and Reserves department.  Our Vice President of Corporate Planning and Reserves is the technical person primarily responsible for overseeing the preparation of our reserve estimates. His qualifications include the following:

•	Over 30 years of practical experience in petroleum engineering and in the estimation and evaluation of reserves;
•	Bachelor of Science Degree in Petroleum Engineering from the University of Texas in 1980, Masters of Business Administration from Oklahoma City University in 1988;
•	Registered Professional Engineer in Oklahoma.

Our methodologies include reviews of production trends, material balance calculations, analogy to comparable properties, and/or volumetric analysis. Performance methods are preferred. Reserve estimates for developed non-producing properties and for undeveloped properties are based primarily on volumetric analysis or analogy to offset production in the same or similar fields.

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

In addition, a third-party engineering firm, Ryder Scott Company, L. P. (“Ryder Scott”), audited 84% of our 2013 proved reserve estimates based on PV-10.

A copy of the audit letter issued by Ryder Scott is filed with this report as Exhibit 99.1. The qualifications of the technical person at Ryder Scott primarily responsible for overseeing the audit of our reserve estimates are set forth below.

Kevin Gangluff earned a B.S. in Chemical Engineering at the University of Notre Dame and a Masters of Business Administration at the University of Texas at Austin.  Mr. Gangluff is a licensed Professional Engineer in the State of Texas. Based on his educational background, professional training and more than thirty years of practical experience in the estimation and evaluation of petroleum reserves and resources, Mr. Gangluff has attained the professional qualifications as a Reserves Estimator and Reserves Auditor set forth in Article III of the “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information” promulgated by the Society of Petroleum Engineers as of February 19, 2007.

The audit by Ryder Scott conformed to the meaning of “reserves audit” as presented in the SEC’s Regulation S-K, Item 1202.

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

Proved Undeveloped Reserves

At December 31, 2013 we had proved undeveloped reserves (“PUDs”) of 25.4 MMBOE, or approximately 42% of total proved reserves. The PUDs are primarily in our Eagleville field in the Eagle Ford play in South Texas, in South Louisiana, and in Oklahoma.

Total PUDs at December 31, 2012 were 18.5 MMBOE, or 36% of our total reserves.  The following table reflects the changes in PUDs during 2013:

MBOE
Proved undeveloped reserves, December 31, 2012	18,520
Converted to proved developed	(3,235)
Proved undeveloped reserve extensions and discoveries	14,228
Proved undeveloped reserves acquired	493
Proved undeveloped reserve revisions	(4,623)
Proved undeveloped reserves, December 31, 2013	25,383

PUDs converted to proved developed reserves were primarily in the Eagleville and Weeks Island fields.  Total expenditures for the PUDs converted were approximately $65 million (in addition, approximately $11 million has been expended through December 31, 2013 for PUD wells in progress). Extensions and discoveries were primarily in our Sooner Trend properties, Eagleville, and Weeks Island.  The PUDs acquired were part of our acquisition in Weeks Island in 2013.  Negative revisions were primarily in estimates of natural gas reserves in several non-core properties, primarily our Blackjack Creek field in Florida.  Estimated future development costs for PUDs remaining are approximately $361 million at December 31, 2013.

Under current SEC requirements, PUD reserves may only be booked if they relate to wells scheduled to be drilled within five years of the original date of booking unless specific circumstances justify a longer time.  We will be required to remove our PUDs if we do not drill those reserves within the required five year time frame.  All of our PUDs at December 31, 2013 are scheduled to be drilled within five years of the date they were initially recorded except for one sidetrack development in a producing well which will be drilled after the current zones are depleted.

Production, Price and Production Cost History

The following table sets forth certain information regarding the production volumes, average prices received and average production costs associated with our sale of oil, natural gas, and natural gas liquids for the periods indicated below.  The data below include the effects of the amounts we reclassified from natural gas volumes and revenues to natural gas liquids volumes and revenues for the years 2011, 2012 and 2013.  See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations: Year Ended December 31, 2012 v. Year Ended December 31, 2011, Natural gas liquids revenues for more detailed information.

	Year Ended December 31,
	2013	2012	2011

Net production:
Oil (MBbls)	2,897	2,138	1,580
Natural gas (MMcf)	16,664	21,372	30,307
Natural gas liquids (MBbls)	398	365	307
Total (MBOE)	6,072	6,065	6,938
Total (MMcfe)	36,434	36,392	41,629
Average sales price per unit before hedging effects:
Oil (per Bbl)	$102.81	$103.72	$104.73
Natural gas (per Mcf)	3.68	2.69	3.94
Natural gas liquids (per Bbl)	38.37	42.75	57.48
Combined (per BOE)	61.67	48.63	43.59
Average sales price per unit after hedging effects:
Oil (per Bbl)	$100.67	$103.18	$102.35
Natural gas (per Mcf)	5.14	4.49	4.77
Natural gas liquids (per Bbl)	38.37	42.75	57.48
Combined (per BOE)	64.66	54.76	46.69
Average costs per BOE:
Lease and plant operating expense	$11.60	$11.38	$9.03
Production and ad valorem taxes	4.34	3.87	2.79
Workover expense	2.25	2.10	1.70
Average costs per Mcfe:
Lease and plant operating expense	$1.93	$1.90	$1.50
Production and ad valorem taxes	0.72	0.65	0.46
Workover expense	0.38	0.35	0.28

The following table provides a summary of our production, average sales prices and average production costs for the Eagleville Field in South Texas, our Eagle Ford Shale development, which was the only oil and gas field contributing 15% or more of our total proved reserves as of December 31, 2013.  Subsequent to year-end 2013 we sold a significant portion of our proved reserves in this field.  See “Recent Developments.”

	Year Ended December 31,
Eagleville Field	2013	2012	2011

Net production:
Oil (MBbls)	1,006	652	253
Natural gas (MMcf)	625	314	200
Natural gas liquids (MBbls)	116	86	2
Total (MBOE)	1,226	790	288
Total (MMcfe)	7,357	4,741	1,729
Average sales price per unit before hedging effects:
Oil (per Bbl)	$100.69	$100.48	$96.62
Natural gas (per Mcf)	4.05	1.70	4.81
Natural gas liquids (per Bbl)	32.29	34.06	40.21
Average production costs per BOE:
Lease and plant operating expense	$5.41	$5.04	$4.68
Production and ad valorem taxes	5.35	5.00	4.20
Workover expense	0.30	0.60	—
Average production costs per Mcfe:
Lease and plant operating expense	$0.90	$0.84	$0.78
Production and ad valorem taxes	0.89	0.83	0.70
Workover expense	0.05	0.10	—

Drilling Activity

The following table sets forth, for each of the three years ended December 31, 2013, the number of net productive and dry exploratory and developmental wells completed, regardless of when drilling was initiated. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled, quantities of reserves found or economic value.

	Year Ended December 31,
	2013	2012	2011

Development wells (net):
Productive	37.4	29.9	28.3
Dry	3.5	—	0.2
Total development wells	40.9	29.9	28.5

Exploratory wells (net):
Productive	2.7	4.8	3.3
Dry	3.0	2.3	1.9
Total exploratory wells	5.7	7.1	5.2

As of December 31, 2013, we were drilling 44 gross (18.4 net) wells.

Productive Wells

The following table sets forth information with respect to our ownership interest in productive wells as of December 31, 2013:

	December 31, 2013
	Gross	Net
Oil wells:
Sooner Trend	256	193.0
Eagle Ford	111	14.9
South Louisiana	53	41.8
East Texas	51	13.6
Other	47	40.7
All properties	518	304.0

Natural gas wells
Sooner Trend	7	2.3
Eagle Ford	1	—
South Louisiana	28	15.8
East Texas	121	60.4
Other	51	27.6
All properties	208	106.1

Of the total well count for 2013, 3 gross wells (3 net) are multiple completions.   All wells in our Eagle Ford development were sold subsequent to year-end 2013, subject to retention of a net profits interest.  See “Recent Developments.”

Developed and Undeveloped Acreage Position

The following table sets forth information with respect to our gross and net developed and undeveloped oil and natural gas acreage under lease as of December 31, 2013, all of which is located in the United States:

	Developed Acres		Undeveloped Acres		Total Acres
	Gross	Net	Gross	Net	Gross	Net
Property:
Sooner Trend	57,172	40,588	—	—	57,172	40,588
Eagle Ford	13,011	2,682	702	147	13,713	2,829
South Louisiana	30,946	21,314	1,613	1,485	32,559	22,799
East Texas	46,457	24,668	41,326	32,297	87,783	56,965
Other	54,954	18,447	168,758	102,518	223,712	120,965
All properties	202,540	107,699	212,399	136,447	414,939	244,146

As is customary in the oil and natural gas industry, we can generally retain an interest in undeveloped acreage through drilling activity that establishes commercial production sufficient to maintain the leases or by paying delay rentals during the remaining primary term of leases. The oil and natural gas leases in which we have an interest are for varying primary terms and, if production under a lease continues from developed lease acreage beyond the primary term, we are entitled to hold the lease for as long as oil or natural gas is produced. The oil and natural gas properties consist primarily of oil and natural gas wells and interests in leasehold acreage, both developed and undeveloped.

Undeveloped Acreage Expirations

The following table sets forth information with respect to our gross and net undeveloped oil and natural gas acreage under lease as of December 31, 2013, all of which is located in the United States, that will expire over the following three years by region unless production is established within the spacing units covering the acreage prior to the expiration dates:

	2014		2015		2016
	Gross	Net	Gross	Net	Gross	Net
Property:
Sooner Trend	—	—	—	—	—	—
Eagle Ford	175	37	132	28	99	21
South Louisiana	943	882	647	592	23	12
East Texas	5,552	3,612	2,930	1,410	6,359	5,132
Other	19,560	11,370	14,088	7,970	43,075	26,777
All properties	26,230	15,901	17,797	10,000	49,556	31,942

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

We sell the oil and natural gas from several properties we operate primarily under a contract with ARM Energy Management, LLC (“AEM”).  Alta Mesa is a part owner of AEM at less than 10%.  AEM purchases our natural gas and sells it under short-term contracts generally with month-to-month pricing based on published regional indices, with differentials for transportation taken into account.  AEM purchases our oil and sells it under short-term contracts with monthly pricing based on regional prices, adjusted for transportation, location, and quality.   AEM remits monthly proceeds of its sales to us, and receives a 1% marketing fee.   Sales to AEM commenced in June 2013.  The agreement will terminate in 2018, with additional provisions for extensions beyond five years, and for early termination beginning in January 2015.  During the second half of 2013, we sold the majority of our production from operated fields to AEM.  Production from non-operated fields, the most significant of which were our Eagleville oil field in South Texas and our Hilltop natural gas field in East Texas, was marketed on our behalf by the operators of those properties.  Production from Eagleville is sold by the operator, Murphy.  Production from Hilltop is sold primarily by the operator of the majority of our wells in the field, EnCana.

Natural gas liquids are sold under various contracts with processors typically in the vicinity of the production at spot market rates, after processing costs.

For the year ended December 31, 2013, revenues from AEM were $61.3 million, or 16% of total revenue excluding hedging activities.  Based on revenues excluding hedging activities, three other major customers accounted for 10% or more of those revenues individually, with contributions of $119.3 million (Murphy), $53.9 million (Shell Trading (US) Company), and $42.0 million (Plains Marketing and Transportation, Inc.)

We believe that the loss of any of our significant direct or indirect customers, or of AEM, would not have a material adverse effect on us because alternative purchasers are readily available.  Trade accounts receivable are not collateralized or otherwise secured.

Competition

We encounter intense competition from other oil and natural gas companies in all areas of our operations, including the acquisition of producing properties and undeveloped acreage. Our competitors include major integrated oil and natural gas companies, numerous independent oil and natural gas companies and individuals. Many of our competitors are large, well-established companies with substantially larger operating staffs and greater capital resources and have been engaged in the oil and natural gas business for a much longer time than us. These companies may be able to pay more for productive oil and natural gas properties, exploratory prospects, and mineral leases and to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. Our ability to acquire additional properties and to discover reserves in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in this highly competitive environment.

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

We compete for capital in the domestic financial marketplace to fund our exploration and development activities to the extent our operations cannot support them at any given time. See Item 1A, Risk Factors, “Our exploration, exploitation, development and acquisition operations will require substantial capital expenditures. We may be unable to obtain needed capital or financing on satisfactory terms, which could lead to a decline in our production and reserves.”

Title to Properties

As is customary in our industry, a preliminary review of title records, which may include opinions or reports of appropriate professionals or counsel, is made at the time we acquire properties. We believe that our title to all of the various interests set forth above is satisfactory and consistent with the standards generally accepted in the oil and gas industry, subject only to immaterial exceptions that do not detract substantially from the value of the interests or materially interfere with their use in our operations. The interests owned by us may be subject to one or more royalty, overriding royalty, or other outstanding interests (including disputes related to such interests) customary in the industry. The interests may additionally be subject to obligations or duties under applicable laws, ordinances, rules, regulations, and orders of arbitral or governmental authorities. In addition, the interests may be subject to burdens such as net profits interests, liens incident to operating agreements and current taxes, development obligations under oil and gas leases, and other encumbrances, easements, and restrictions, none of which detract substantially from the value of the interests or materially interfere with their use in our operations.

Employees

As of December 31, 2013, we had 215 full-time employees. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We believe our relationships with our employees are good. From time to time, we utilize the services of independent contractors to perform various field and other services. See “Item 13. Certain Relationships and Related Party Transactions, and Director Independence — Shared Services and Expenses Agreement.”

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

Our offshore activities are limited to non-operator positions in five older fields acquired in 2010. Our offshore reserves are not a significant portion of our total reserves; the fields are in declining production with no drilling activity. Our consolidated balance sheets include asset retirement liabilities which we believe are sufficient to cover the eventual costs of dismantlement and abandonment. We believe that due to the nature of the operations in these fields, and the limited activity, the risk of environmental damage is not as high as it would be in an actively drilling offshore field. Our insurance program includes property damage, pollution liability, and control of well. The property damage coverage extends to total loss of the equipment (not the reserves) with replacement cost coverage retained on one of the five fields. The pollution coverage, which is applicable to both offshore and onshore events, is $10 million per incident with a $100,000 deductible.

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

Environmental Matters and Regulation

Our operations are subject to stringent and complex federal, state and local laws, rules, and regulations that govern the protection of the environment, as well as the discharge of materials into the environment. These laws, rules, and regulations may, among other things:

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

These laws, rules, and regulations may also restrict the rate of oil and natural gas production below the rate that would otherwise be possible. The regulatory burden on the oil and natural gas industry increases the cost of doing business in the industry and consequently affects profitability. Additionally, Congress and federal, state and local agencies frequently revise environmental laws and regulations, and such changes could result in increased costs for environmental compliance, such as waste handling, permitting, or cleanup for the oil and natural gas industry and could have a significant impact on our operating costs. In general, the oil and natural gas industry recently has been the subject of increased legislative and regulatory attention with respect to environmental matters.  For example, the EPA has identified environmental compliance by the energy extraction sector as one of its enforcement initiatives for 2014-2016.

The following is a summary of some of the existing laws, rules, and regulations to which our business operations are subject.

Solid and Hazardous Waste Handling

The federal Resource Conservation and Recovery Act and comparable state statutes regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous solid waste. Although oil and natural gas waste generally is exempt from regulations as hazardous waste under RCRA, we generate waste as a routine part of our operations that may be subject to RCRA and not all states similarly exempt oil and gas waste from hazardous waste regulation. Although a substantial amount of the waste generated in our operations is regulated as non-hazardous solid waste rather than hazardous waste, there is no guarantee that the EPA or individual states will not adopt more stringent requirements for the handling of non-hazardous waste or categorize some of our waste as hazardous in the future. Any such change could result in an increase in our costs to manage and dispose of waste, which could have a material adverse effect on our results of operations and financial position.

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

Clean Water Act

The Federal Water Pollution Control Act (the “Clean Water Act”) and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of produced water and other oil and natural gas wastes, into waters of the United States, a term broadly defined. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. The Clean Water Act also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by a permit issued by the U.S. Army Corps of Engineers. Federal and state regulatory agencies can impose administrative, civil and criminal penalties, as well as require remedial or mitigation measures, for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. In the event of an unauthorized discharge of wastes, we may be liable for penalties and cleanup and response costs.

Oil Pollution Act

The primary federal law related to oil spill liability is the Oil Pollution Act which amends and augments oil spill provisions of the Clean Water Act and imposes certain duties and liabilities on certain “responsible parties” related to the prevention of oil spills and damages resulting from such spills in or threatening United States waters or adjoining shorelines. A liable “responsible party” includes the owner or operator of a facility, vessel or pipeline that is a source of an oil discharge or that poses the substantial threat of discharge, or in the case of offshore facilities, the lessee or permittee of the area in which a discharging facility is located. OPA assigns joint and several liability, without regard to fault, to each liable party for oil removal costs and a variety of public and private damages. Although defenses exist to the liability imposed by OPA, they are limited. In the event of an oil discharge or substantial threat of discharge, we may be liable for costs and damages.

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

Currently, most hydraulic fracturing activities are regulated at the state level, as the Safe Drinking Water Act exempts most hydraulic fracturing (except for hydraulic fracturing activities involving the use of diesel) from the definition of underground injection. The EPA had released draft guidance on permitting of hydraulic fracturing activities using diesel. Congress has periodically considered legislation to amend the federal SDWA to remove the exemption from permitting and regulation provided to injection for hydraulic fracturing and to require the disclosure and reporting of the chemicals used in hydraulic fracturing. This type of legislation if adopted could lead to additional regulation and permitting requirements that could result in operational delays or increased operating costs, making it more difficult to perform hydraulic fracturing and increasing our costs of compliance and operation.

The EPA has commenced a wide-ranging study on the effects of hydraulic fracturing on drinking water resources. A first progress report of the study was issued in December 2012, with a final draft expected in 2014.

As noted above, the EPA has announced that one of its enforcement initiatives for 2014 to 2016 would be to focus on environmental compliance by the energy extraction sector. This study and enforcement initiative could result in additional regulatory scrutiny that could make it difficult to perform hydraulic fracturing and increase our costs of compliance and doing business. Consequently, these studies and initiatives could spur further legislative or regulatory action regarding hydraulic fracturing or similar production operations.

Many states and other regional and local regulatory authorities have enacted or are considering regulations on hydraulic fracturing, including disclosure requirements and regulations that could restrict or prohibit drilling in general or hydraulic fracturing in particular, in certain circumstances. In compliance with the law enacted in Texas, we have disclosed and will continue to disclose hydraulic fracturing data. Further, the Bureau of Land Management has proposed regulations for hydraulic fracturing on lands under its jurisdiction. The EPA has also announced an initiative under the Toxic Substance Control Act to develop regulations governing the disclosure and evaluation of hydraulic fracturing chemicals and has announced that it is working on regulations for wastewater generated by hydraulic fracturing.

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

National Environmental Policy Act

Oil and natural gas exploration and production activities on federal lands (including offshore leasing) may be subject to the National Environmental Policy Act (the “NEPA”), which requires federal agencies, including the Department of Interior, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an Environmental Assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that may be made available for public review and comment. All of our current exploration and production activities, as well as proposed exploration and development plans, on federal lands require governmental permits that are subject to the requirements of NEPA. As a result of the events in the Gulf of Mexico, the NEPA process is being reviewed and may become more stringent. This process has the potential to delay or impose additional conditions and costs upon the development of oil and natural gas projects.

Air Emissions

Our operations are subject to local, state and federal regulations for the control of emissions from sources of air pollution. Federal and state laws require new and modified sources of air pollutants to obtain permits prior to commencing construction. Major sources of air pollutants are subject to more stringent, federally imposed requirements including additional permits. Federal and state laws designed to control hazardous air pollutants might require installation of additional controls. Administrative enforcement actions for failure to comply strictly with air pollution regulations or permits are generally resolved by payment of monetary fines and correction of any identified deficiencies. Alternatively, regulatory agencies could bring lawsuits for civil penalties or require us to forego construction, modification or operation of certain air emission sources.

On April 17, 2012, the EPA issued final rules that subject oil and natural gas production, processing, transmission, and storage operations to regulation under the NSPS and NESHAP programs. The EPA rules include NSPS standards for completions of hydraulically fractured natural gas wells. Before January 1, 2015, these standards require owners/operators to reduce VOC emissions from natural gas not sent to the gathering line during well completion either by flaring using a completion combustion device or by capturing the natural gas using green completions. Beginning January 1, 2015, operators must capture the natural gas and make it available for use or sale. The standards are applicable to newly fractured wells and also existing wells that are refractured. Further, the finalized regulations also establish specific new requirements for emission from compressors, controllers, dehydrators, storage tanks, natural gas processing plants and other equipment. These rules may require changes to our operations, including the installation of new equipment to control emissions. We have evaluated the effect these rules will have on our business and are taking steps to ensure compliance.

Climate Change Regulation and Legislation

More stringent laws and regulations relating to climate change and GHGs may be adopted in the future and could cause us to incur material expenses in complying with them. Both houses of Congress have actively considered legislation to reduce emissions of GHGs, but no legislation has yet passed. In the absence of comprehensive federal legislation on GHG emission control, the EPA adopted the Greenhouse Gas “Tailoring Rule,” which phases in permitting requirements for stationary sources of GHGs, beginning January 2, 2011. This rule “tailors” these permitting programs to apply to certain stationary sources of GHG emissions in a multi-step process, with the largest sources first subject to permitting. We do not believe our operations currently are subject to subject to these permitting requirements, but if our operations become subject to these or other similar requirements, we could incur significant costs to control our emissions and comply with regulatory requirements. In addition, the EPA has adopted a mandatory GHG emissions reporting program that imposes reporting and monitoring requirements on various types of facilities and industries. In November 2010, the EPA expanded its GHG reporting rule to include onshore and offshore oil and natural gas production, processing, transmission, storage, and distribution facilities, requiring reporting of GHG emissions from such facilities on an annual basis, with reporting beginning in 2012 for emissions occurring in 2011. Our operations are subject to GHG reporting requirements, and we have complied with respect to the initial reporting year 2011 and continue to comply.

Because of the lack of any comprehensive legislative program addressing GHGs, there is a great deal of uncertainty as to how and when federal regulation of GHGs might take place. Some members of Congress have expressed the intention to promote legislation to curb the EPA’s authority to regulate GHGs. In addition to possible federal regulation, a number of states, individually and regionally, also are considering or have implemented GHG regulatory programs. These potential regional and state initiatives may result in so-called cap and trade programs, under which overall GHG emissions are limited and GHG emissions are then allocated and sold, and possibly other regulatory requirements, that could result in our incurring material expenses to comply, e.g., by being required to purchase or to surrender allowances for GHGs resulting from our operations. The federal, regional and local regulatory initiatives also could adversely affect the marketability of the oil and natural gas we produce. The impact of such future programs cannot be predicted, but we do not expect our operations to be affected any differently than other similarly situated domestic competitors.

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

The Endangered Species Act was established to protect endangered and threatened species. Pursuant to that act, if a species is listed as threatened or endangered, restrictions may be imposed on activities that would harm the species or that would adversely affect that species’ habitat. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act. The U.S. Fish and Wildlife Service designates the species’ protected habitat as part of the effort to protect the species. A protected habitat designation or the mere presence of threatened or endangered species could result in material restrictions to our use of the land and may materially delay or prohibit land access for our development.  We cannot guarantee that the U.S. Fish and Wildlife Service will not list additional species or additional habitat, which could adversely affect our ability to develop in impacted areas.

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

OSHA and Other Laws and Regulation

To the extent not preempted by other applicable laws, we are subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes, where applicable. These laws and the implementing regulations strictly govern the protection of the health and safety of employees. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of CERCLA and similar state statutes require that we organize and/or disclose information about hazardous materials used or produced in our operations. We believe that we are in substantial compliance with these applicable requirements.

We believe that we are in substantial compliance with all existing environmental laws and regulations applicable to our current operations and that our continued compliance with existing requirements will not have a material adverse impact on our financial condition and results of operations. We did not incur any material capital expenditures for remediation or pollution control activities for the years ended December 31, 2013, 2012 and 2011. Additionally, we are not aware of any environmental issues or claims that will require material capital expenditures during 2013 or that will otherwise have a material impact on our financial position or results of operations in the future. However, we cannot provide assurance that the passage of more stringent laws and regulations in the future will not have a negative impact our business activities, financial condition or results of operations.

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

If we conduct operations on federal, state or Indian oil and natural gas leases, these operations must comply with numerous regulatory restrictions, including various nondiscrimination statutes, royalty and related valuation requirements, and certain of these operations must be conducted pursuant to certain on-site security regulations and other appropriate permits issued by the Bureau of Land Management, the Bureau of Ocean Energy Management or other appropriate federal or state agencies.

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

Item 1A. Risk Factors

Each of the following risk factors could adversely affect our business, operating results and financial condition. It is not possible to foresee or identify all such factors. Investors should not consider this list an exhaustive statement of all risks and uncertainties. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results may differ from those anticipated in these forward-looking statements as a result of both the risks described below and factors described elsewhere in this report. Please read the section above entitled “Cautionary Statement Regarding Forward-Looking Statements” for further discussion of these matters.

Our exploration, exploitation, development and acquisition operations will require substantial capital expenditures. We may be unable to obtain needed capital or financing on satisfactory terms, which could lead to a decline in our production and reserves.

The oil and natural gas industry is capital intensive. We have made and expect to continue to make substantial capital expenditures in our business for the exploration, exploitation, development and acquisition of oil and natural gas reserves. Our capital expenditures for 2013 totaled $354 million including $51 million for acquisitions. Our budgeted capital expenditures for 2014 are currently expected to be approximately $370 million. We have funded development and operating activities primarily through equity capital raised from a private equity partner, through borrowings under our bank credit facilities, through the issuance of our senior notes, and through internal operating cash flows. We intend to finance our future capital expenditures predominantly with cash flows from operations. If necessary, we may also access capital through proceeds from potential asset dispositions, borrowings under our senior secured revolving credit facility and the future issuance of debt and/or equity securities. Our cash flow from operations and access to capital are subject to a number of variables, including:

•	the estimated quantities of our proved oil and natural gas reserves;
•	the amount of oil and natural gas we produce from existing wells;
•	the prices at which we sell our production;
•	take-away capacity; and
•	our ability to acquire, locate and produce new reserves.

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

Our revenue, profitability and cash flow depend upon the prices for oil and natural gas. The prices we receive for oil and natural gas production are volatile and a decrease in prices can significantly affect our financial results and impede our growth, including our ability to maintain or increase our borrowing capacity, to repay current or future indebtedness and to obtain additional capital on attractive terms. Changes in oil and natural gas prices have a significant impact on the value of our reserves and on our cash flows. Prices for oil and natural gas may fluctuate widely in response to relatively minor changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control, such as:

•	the domestic and foreign supply of and demand for oil and natural gas;
•	the price and quantity of foreign imports of oil and natural gas;
•	the level of consumer product demand;
•	weather conditions;
•	domestic and foreign governmental regulations and taxation;
•	overall domestic and global economic conditions;
•	the value of the dollar relative to the currencies of other countries;

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

Substantially all of our production is sold to purchasers under contracts with market-based prices. Lower oil and natural gas prices will reduce our cash flows and the present value of our reserves. If oil and natural gas prices deteriorate, we anticipate that the borrowing base under our senior secured revolving credit facility, which is revised periodically, may be reduced, which would negatively impact our borrowing ability. Additionally, prices could reduce our cash flows to a level that would require us to borrow to fund our 2014 capital budget. Lower oil and natural gas prices may also reduce the amount of oil and natural gas that we can produce economically. Substantial decreases in oil and natural gas prices could render uneconomic a significant portion of our identified drilling locations. This may result in significant downward adjustments to our estimated proved reserves. As a result, a substantial or extended decline in oil and natural gas prices may materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures.

Lower oil and natural gas prices may cause us to record non-cash write-downs, which could negatively impact our results of operations.

Accounting rules require that we periodically review the carrying value of our properties for possible impairment. Based on prevailing commodity prices and specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics, and other factors, we may be required to write down the carrying value of our properties. A write-down constitutes a non-cash charge to earnings. We may incur impairment charges in the future, which could have a material adverse effect on our results of operations for the periods in which such charges are taken.

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

Our estimated proved oil and natural gas reserve quantities and future production rates are based on many assumptions that may prove to be inaccurate. Any material inaccuracies in these reserve estimates or the underlying assumptions will materially affect the quantities and present value of our reserves.

Numerous uncertainties are inherent in estimating quantities of oil and natural gas reserves. Our estimates of our proved reserve quantities are based upon our estimated net proved reserves as of December 31, 2013. The process of estimating oil and natural gas reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, engineering and economic data for each reservoir, and these reports rely upon various assumptions, including assumptions regarding future oil and natural gas prices, production levels, and operating and development costs. As a result, estimated quantities of proved reserves and projections of future production rates and the timing of development expenditures may prove to be inaccurate. Over time, we may make material changes to reserve estimates taking into account the results of actual drilling and production. Any significant variance in our assumptions and actual results could greatly affect our estimates of reserves, the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, the classifications of reserves based on risk of recovery, and estimates of the future net cash flows. In addition, changes in future production costs assumptions could have a significant effect on our proved reserve quantities.

The Standardized Measure of discounted future net cash flows from our proved reserves or “PV-10” will not necessarily be the same as the current market value of our estimated proved oil and natural gas reserves.

It should not be assumed that the Standardized Measure of future net cash flows from our proved reserves is the current market value of our estimated oil and natural gas reserves. In accordance with SEC requirements, we based the estimated discounted future net cash flows from our proved reserves on the twelve-month unweighted arithmetic average of the first-day-of-the-month price for the preceding twelve months without giving effect to derivative transactions.  Actual future net cash flows from our oil and natural gas properties will be affected by factors such as:

•	actual prices we receive for crude oil and natural gas;
•	actual cost of development and production expenditures;
•	the amount and timing of actual production;
•	transportation and processing; and
•	changes in governmental regulations or taxation.

The timing of both our production and our incurrence of expenses in connection with the development and production of our oil and natural gas properties will affect the timing and amount of actual future net revenues from proved reserves, and thus their actual present value. In addition, the 10% discount factor we use when calculating the Standardized Measure may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and natural gas industry in general. Actual future prices and costs may differ materially from those used in the present value estimate. If oil and natural gas prices decline by 10%, then the Standardized Measure as of December 31, 2013 would decrease approximately $215 million.

Approximately 42% of our total estimated proved reserves at December 31, 2013 were proved undeveloped reserves requiring substantial capital expenditures and may ultimately prove to be less than estimated.

Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations. At December 31, 2013, approximately 25.4 MMBOE of our total estimated proved reserves were undeveloped. The reserve data included in our reserve reports assumes that substantial capital expenditures will be made to develop non-producing reserves. The calculation of our estimated net proved reserves as of December 31, 2013 assumes that we will spend $361 million to develop our estimated proved undeveloped reserves, including an estimated $177 million in 2014. Although cost and reserve estimates attributable to our natural gas and oil reserves have been prepared in accordance with industry standards, we cannot be sure that the estimated costs are accurate. We may need to raise additional capital in order to develop our estimated proved undeveloped reserves over the next five years and we cannot be certain that additional financing will be available to us on acceptable terms, if at all. Further, our drilling efforts may be delayed or unsuccessful, and actual reserves may prove to be less than current reserve estimates, which could have a material adverse effect on our financial condition, future cash flows and results of operations.

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

We often gather 2-D and 3-D seismic data over large areas. Our interpretation of seismic data delineates those portions of an area that we believe are desirable for drilling. Therefore, we may choose not to acquire option or lease rights prior to acquiring seismic data, and, in many cases, we may identify hydrocarbon indicators before seeking option or lease rights in the location. If we are not able to lease those locations on acceptable terms, we will have made substantial expenditures to acquire and analyze 2-D and 3-D seismic data without having an opportunity to attempt to benefit from those expenditures.

We will rely on drilling to increase our levels of production. If our drilling is unsuccessful, our financial condition will be adversely affected.

The primary focus of our business strategy is to increase production levels by drilling wells. Although we were successful in drilling in the past, we cannot provide assurance that we will continue to maintain production levels through drilling. Our drilling involves numerous risks, including the risk that we will not encounter commercially productive oil or natural gas reservoirs. We must incur significant expenditures to drill and complete wells. The costs of drilling and completing wells are often uncertain, and it is possible that we will make substantial expenditures on drilling and not discover reserves in commercially viable quantities.

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

To achieve more predictable cash flows and to reduce our exposure to fluctuations in the prices of oil and natural gas, we have and may continue to enter into hedging arrangements for a significant portion of our production. As of December 31, 2013, we have hedged approximately 77% of our total forecasted PDP production through mid-2018 at average annual prices ranging from $4.38 per MMBtu to $5.50 per MMBtu and $80.00 per Bbl to $93.81 per Bbl, with the majority of the hedged volumes in 2014-2016. If we experience a sustained material interruption in our production, we might be forced to satisfy all or a portion of our hedging obligations without the benefit of the cash flows from our sale of the underlying physical commodity, resulting in a substantial diminution of our liquidity. Lastly, an attendant risk exists in hedging activities that the counterparty in any derivative transaction cannot or will not perform under the instrument and that we will not realize the benefit of the hedge.

Our ability to use hedging transactions to protect us from future price declines will be dependent upon prices at the time we enter into future hedging transactions and our future levels of hedging, and as a result our future net cash flows may be more sensitive to commodity price changes.

Our policy has been to hedge a significant portion of our near-term estimated production. However, our price hedging strategy and future hedging transactions will be determined at our discretion. We are not under an obligation to hedge a specific portion of our production. The prices at which we hedge our production in the future will be dependent upon commodities prices at the time we enter into these transactions, which may be substantially higher or lower than current prices. Accordingly, our price hedging strategy may not protect us from significant declines in prices received for our future production. Conversely, our hedging strategy may limit our ability to realize cash flows from commodity price increases. It is also possible that a substantially larger percentage of our future production will not be hedged as compared with the next few years, which would result in our oil and natural gas revenues becoming more sensitive to commodity price changes.

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

The adoption of derivatives legislation and regulations related to derivative contracts could have an adverse impact on our ability to hedge risks associated with our business.

Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) establishes federal oversight and regulation of over-the-counter derivatives and requires the Commodities Futures Trading Commission (the “CFTC”) and the SEC to enact further regulations affecting derivative contracts, including the derivative contracts we use to hedge our exposure to price volatility through the over-the-counter market.

In its rulemaking under the legislation, the CFTC has issued a final rule on position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents (with exemptions for certain bona fide hedging transactions); the CFTC’s final rule was set aside by the U.S. District Court for the District of Columbia on September 28, 2012 and remanded to the CFTC to resolve ambiguity as to whether statutory requirements for such limits to be determined necessary and appropriate were satisfied.  The CFTC appealed this ruling but subsequently withdrew its appeal.  On November 5, 2013, the CFTC approved a Notice of Proposed Rulemaking designed to implement new positions limits regulation.  The impact of such regulations upon our business is not yet clear. Certain of our hedging and trading activities and those of our counterparties may be subject to the position limits, which may reduce our ability to enter into hedging transactions.

The Act provides a limited exception to end users (such as us) from the requirement to use cleared exchanges, rather than hedging over-the-counter, and authorizes the CTFC to set the requirements to post margin in connection with hedging activities. While it is not possible at this time to predict when the CFTC will finalize certain other related rules and regulations, the Act and related regulations may require us to comply with margin requirements and with certain clearing and trade-execution requirements in connection with our derivative activities, although whether these requirements will apply to our business is uncertain at this time. If the regulations ultimately adopted require that we post margin for our hedging activities or require our counterparties to hold margin or maintain capital levels, the cost of which could be passed through to us, or impose other requirements that are more burdensome than current regulations, hedging transactions in the future would become more expensive than we experienced in the past.

We may be unable to compete effectively with larger companies, which may adversely affect our ability to generate sufficient revenues.

The oil and natural gas industry is intensely competitive, and we compete with other companies that have greater resources than us. Our ability to acquire additional properties and to discover reserves in the future will be dependent upon our ability to evaluate and select suitable properties to consummate transactions in a highly competitive market. Many of our larger competitors not only drill for and produce oil and natural gas, but also engage in refining operations and market petroleum and other products on a regional, national or worldwide basis. These companies may be able to pay more for oil and natural gas properties, and evaluate, bid for and purchase a greater number of properties than our financial or human resources permit. In addition, these companies may have a greater ability to continue drilling activities during periods of low commodity prices, to contract for drilling equipment, to secure trained personnel, and to absorb the burden of present and future federal, state, local and other laws and regulations. The oil and natural gas industry has periodically experienced shortages of drilling rigs, equipment, pipe and personnel, which has delayed development drilling and other exploitation activities and has caused significant price increases. Competition has been strong in hiring experienced personnel, particularly in the engineering and technical, accounting and financial reporting, tax and land departments. In addition, competition is strong for attractive oil and natural gas producing properties, oil and natural gas companies, and undeveloped leases and drilling rights. Our inability to compete effectively with larger companies could have a material adverse impact on our business activities, financial condition and results of operations.

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
•

the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) and comparable state laws that regulate the cleanup of hazardous substances that may have been released at properties currently or previously owned or operated by us or at locations to which we have sent waste for disposal; and

•

the Emergency Planning and Community Right to Know regulations under Title III of CERCLA and similar state statutes requiring that we organize and/or disclose information about hazardous materials used or produced in our operations.

Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of orders enjoining future operations. Certain environmental statutes, including RCRA, CERCLA, OPA and analogous state laws and regulations, impose strict joint and several liability for costs required to clean up and restore sites where hazardous substances or other waste products have been disposed of or otherwise released. More stringent laws and regulations, including any related to climate change, greenhouse gases, and hydraulic fracturing, may be adopted in the future. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances or other materials into the environment.

Our operations are substantially dependent on the availability of water.  Restrictions on our ability to obtain water may have an adverse effect on our financial condition, results of operations and cash flows.

Water is an essential component of both the drilling and hydraulic fracturing processes.  Historically, we have been able to purchase water from local land owners and other sources for use in our operations. Some areas in which we have operations have experienced drought conditions, which could result in restrictions on water use.  If we are unable to obtain water to use in our operations from local sources, we may be unable to economically produce oil and natural gas, which could have an adverse effect on our financial condition, results of operations and cash flows.

Climate change legislation or regulations restricting emissions of greenhouse gases (“GHGs”) could result in increased operating costs and reduced demand for the oil and natural gas we produce.

The EPA has adopted rules to permit GHG emissions from stationary sources under the Prevention of Significant Deterioration and Title V permitting programs. The EPA has adopted the “Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule,” (the “Tailoring Rule”) requiring that the largest sources first obtain permits for GHG emissions. In addition, on October 30, 2009, the EPA published a final rule requiring the reporting of GHG emissions from specified large GHG emission sources in the United States beginning in 2011 for emissions occurring in 2010. In November 2010, the EPA expanded its GHG reporting rule to include onshore and offshore oil and natural gas production, processing, transmission, storage and distribution facilities. Reporting of GHG emissions from such facilities is required on an annual basis, with reporting beginning in 2012 for emissions occurring in 2011. Although both houses of Congress, in past sessions, have considered legislation to reduce emissions of GHGs, no comprehensive program has been enacted by Congress.  In the absence of a comprehensive federal program, many states, either individually or through multistate regional initiatives, are considering or have begun implementing legal measures to reduce emissions of GHGs. The adoption and implementation of any statutes, regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for the oil and natural gas that we produce.

Significant physical effects of climatic change have the potential to damage our facilities, disrupt our production activities and cause us to incur significant costs in preparing for or responding to those effects.

Climate change could have an effect on the severity of weather (including hurricanes and floods), sea levels, the arability of farmland, and water availability and quality. If such effects were to occur, our development and production operations have the potential to be adversely affected. Potential adverse effects could include damages to our facilities from powerful winds or rising waters in low lying areas, disruption of our production activities either because of climate related damages to our facilities or our costs of operation potentially arising from such climatic effects, less efficient or non-routine operating practices necessitated by climate effects, or increased costs for insurance coverage in the aftermath of such effects. Significant physical effects of climate change could also have an indirect effect on our financing and operations by disrupting the transportation or process-related services provided by midstream companies, service companies or suppliers with whom we have a business relationship. We may not be able to recover through insurance some or any of the damages, losses or costs that may result from potential physical effects of climate change.

Federal legislation and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.

Hydraulic fracturing is used in many of our operations to stimulate production of hydrocarbons, particularly natural gas. Congress has considered legislation to amend the SDWA to remove the exemption currently available to hydraulic fracturing, which would place additional regulatory burdens upon hydraulic fracturing operations including requirements to obtain a permit prior to commencing operations adhering to certain construction requirements, to establish financial assurance, and to require reporting and disclosure of the chemicals used in those operations. This legislation has not passed. The SDWA does not exempt hydraulic fracturing activities using diesel. The EPA has developed guidance for permitting of hydraulic fracturing activities using diesel.

The EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities, issued a progress report in December 2012, and expects to deliver the final results of the study in 2014.  The BLM has announced draft rules regulating hydraulic fracturing activities on federal lands.  Additionally the EPA has announced an initiative under the Toxic Substances Control Act to develop regulations governing the disclosure and evaluation of hydraulic fracturing chemicals and is working on regulations for wastewater generated by hydraulic fracturing.

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

Further, in April 2012, the EPA issued final rules that subject oil and natural gas production, processing, transmission, and storage operations to regulation under the NSPS and NESHAP programs. The EPA rules include NSPS standards for completions of hydraulically fractured natural gas wells. Before January 1, 2015, these standards require owners/operators to reduce VOC emissions from natural gas not sent to the gathering line during well completion either by flaring using a completion combustion device or by capturing the natural gas using green completions. Beginning January 1, 2015, operators must capture the natural gas and make it available for use or sale. The standards are applicable to newly fractured wells and also existing wells that are refractured. Further, the finalized regulations also establish specific new requirements for emissions from compressors, controllers, dehydrators, storage tanks, natural gas processing plants and other equipment. Compliance with such regulations could require modifications to the operations of our natural gas exploration and production operations including the installation of new equipment, which could result in significant costs.

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

Our exploration and production operations are subject to complex and stringent laws and regulations. In order to conduct our operations in compliance with these laws and regulations, we must obtain and maintain numerous permits, approvals and certificates from various federal, state and local governmental authorities. Failure or delay in obtaining regulatory approvals or drilling permits could have a material adverse effect on our ability to develop our properties, and receipt of drilling permits with onerous conditions could increase our compliance costs. In addition, regulations regarding conservation practices and the protection of correlative rights affect our operations by limiting the quantity of oil and natural gas we may produce and sell.

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

We have limited control over properties, especially those in our Hilltop and Eagleville fields, which we do not operate or do not otherwise control operations. If we do not operate or otherwise control the properties in which we own an interest, we do not have control over normal operating procedures, expenditures or future development of the underlying properties. The failure of an operator of our wells to adequately perform operations or an operator’s breach of the applicable agreements could reduce our production and revenues. The success and timing of our drilling and development activities on properties operated by others, therefore, depends upon a number of factors outside of our control, including the operator’s timing and amount of capital expenditures, expertise and financial resources, inclusion of other participants in drilling wells and use of technology.

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

•	approval of our annual development plan and budget;
•	approval of modifications to our policies or procedures to mitigate our commodity price risks;
•	the right to part of the proceeds of any future debt or equity offering; and

•	the right, in certain circumstances, to cause our partners to sell their units or to cause us to sell our assets in a liquidity event.

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

We may not be able to repurchase our outstanding senior notes upon a change of control.

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

Our partnership agreement with our private equity partner does not prohibit it or its affiliates from owning assets or engaging in businesses that compete directly or indirectly with us. For instance, our private equity partner and its affiliates may acquire, develop or dispose of additional oil or natural gas properties or other assets in the future, without any obligation to offer us the opportunity to purchase or develop any of those assets. Highbridge is part of a larger family of funds, which has significantly greater resources than we have, which may make it more difficult for us to compete for acquisition candidates if our private equity partner or its affiliates were to compete against us.

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

In addition, our senior secured revolving credit facility requires us to maintain certain financial ratios and tests, such as leverage ratios. The requirement that we comply with these provisions may materially adversely affect our ability to react to changes in market conditions, take advantage of business opportunities we believe to be desirable, obtain future financing, fund needed capital expenditures or withstand a continuing or future downturn in our business.

If we are unable to comply with the restrictions and covenants in our debt agreements, there could be a default under the terms of such agreements, which could result in an acceleration of repayment.

If we are unable to comply with the restrictions and covenants in our debt agreements, there could be a default under the terms of these agreements. Our ability to comply with these restrictions and covenants, including meeting financial ratios and tests, may be affected by events beyond our control. As a result, we cannot assure that we will be able to comply with these restrictions and covenants or meet such financial ratios and tests. Any default under these agreements governing our indebtedness that is not waived by the required lenders or holders, as the case may be, could prevent us from paying principal, premium, if any, and interest on the notes and substantially decrease the market value of the notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants in the instruments governing our indebtedness (including covenants in our senior secured revolving credit facility and the indenture governing the senior notes), we could be in default under the terms of the agreements governing such indebtedness. In the event of such a default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under our credit facility could terminate their commitments to lend, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. Borrowings under other debt instruments that contain cross-acceleration or cross-default provisions may also be accelerated and become due and payable. If any of these events occur, our assets might not be sufficient to repay in full all of our outstanding indebtedness and we may be unable to find alternative financing. Even if we could obtain alternative financing, it might not be on terms that are favorable or acceptable to us. Additionally, we may not be able to amend our debt agreements or obtain needed waivers on satisfactory terms.

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

Our ability to make payments on and to refinance our indebtedness, and to fund planned capital expenditures depends in part on our ability to generate cash in the future. This ability is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot provide assurance that we will generate sufficient cash flow from operations, that we will realize operating improvements on schedule, or that future borrowings will be available to us in an amount sufficient to enable us to service and repay our indebtedness or to fund our other liquidity needs. If we are unable to satisfy our debt obligations, we may have to undertake alternative financing plans, such as:

•	refinancing or restructuring our debt;
•	selling assets;
•	reducing or delaying capital investments; or
•	seeking to raise additional capital.

However, any alternative financing plans that we undertake, if necessary, may not allow us to meet our debt obligations.

We cannot provide assurance that any refinancing or debt restructuring would be possible, that any assets could be sold or that, if sold, the timing of the sales and the amount of proceeds realized from those sales would be favorable to us or that additional financing could be obtained on acceptable terms. Our inability to generate sufficient cash flows to satisfy our debt obligations, including our obligations under the senior notes, or to obtain alternative financing, could materially and adversely affect our business, financial condition, results of operations and prospects.

Future disruptions in the global credit markets may make equity and debt markets less accessible, create a shortage in the availability of credit, and lead to credit market volatility that could limit our ability to grow.

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

Board of Commissioners of the Southeast Louisiana Flood Protection Authority – East:    On July 24, 2013, the Board of Commissioners of the Southeast Louisiana Flood Protection Authority – East sued us and approximately 100 other energy companies for long-term damage to the wetlands in southeast Louisiana.  Case No. 2013-6911 was filed in state court and subsequently remanded to federal court.  The plaintiff seeks damages and injunctive relief in the form of abatement and restoration of wetlands, alleging that the activities of the oil and gas industry over the past century have contributed significantly to the degradation of the wetlands that protect the populated areas in and around New Orleans from storm surge and other extreme weather effects.  The plaintiff alleges damages from increased costs of providing man-made storm protection structures, and emphasizes the destructive effect of canals built by the oil and gas industry.  Legal arguments include breach of the restoration and maintenance clauses of contracts with the State of Louisiana for drilling, dredging, and right-of-way agreements for pipelines.  Other legal arguments include negligence, strict liability, natural servitude of drain, public nuisance and private nuisance.   Our wholly-owned subsidiary The Meridian Resource Company, LLC is named as a defendant with 32 wells, two dredging permits and four right of way agreements in the relevant area.  Almost all of these wells are inactive.

The overall exposure related to this lawsuit is not currently determinable.  While an adverse judgment against us might be possible, we intend to vigorously defend the case.  We have not provided any amount for this matter in our financial statements at December 31, 2013.

Environmental claims:  Various landowners have sued our wholly owned subsidiary The Meridian Resource Corporation and its subsidiaries (“Meridian”), which we acquired in 2010, in lawsuits concerning several fields in which Meridian has had operations. The lawsuits seek injunctive relief and other relief, including unspecified amounts in both actual and punitive damages for alleged breaches of mineral leases and alleged failure to restore the plaintiffs’ lands from alleged contamination and otherwise from Meridian’s oil and natural gas operations. We are unable to express an opinion with respect to the likelihood of an unfavorable outcome of the various environmental claims or to estimate the amount or range of potential loss should the outcome be unfavorable. Therefore, we have not provided any amount for these claims in our financial statements at December 31, 2013.

Due to the nature of our business, some contamination of the real estate property owned or leased by us is possible. Environmental site assessments of the property would be necessary to adequately determine remediation costs, if any. Management has established a liability for soil contamination in Florida of $1.1 million at December 31, 2013 and $1.0 million at December 31, 2012, based on our undiscounted engineering estimates.  The obligations are included in other long-term liabilities in the accompanying consolidated balance sheets.  No accrual for environmental claims has been made other than the balance noted above.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

No class of our limited partnership interests has been registered under the Exchange Act, and there is no established public trading market for our equity.

As of March 27, 2014,  four holders of our limited partnership interests held 100% of such interests.

Distributions to our partners are determined by the terms of our partnership agreement.  See also, “Risk Factors — AMIH, as our Class B limited partner, has the ability to take actions that conflict with the interests of other investors.” We are also currently restricted in our ability to pay dividends under our senior secured revolving credit facility. Historically, limited distributions have been made with the approval of our Board of Directors.

Item 6. Selected Financial Data

The following table presents our summary historical financial data for the periods indicated. The data as of and for the years ended December 31, 2013,  2012, 2011, 2010, and 2009 have been derived from our audited consolidated financial statements. For further information that will help you better understand the summary data, you should read this financial data in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes and other financial information included elsewhere in this report.

	December 31,
	2013	2012	2011	2010	2009

	(dollars in thousands)
Statement of Operations Data:
Revenues:
Oil, natural gas, and natural gas liquids	$392,627	$332,166	$323,911	$208,537	$102,263
Other revenue	1,207	4,567	2,127	1,475	1,558
	393,834	336,733	326,038	210,012	103,821
Unrealized gain (loss) - oil and natural gas derivative contracts	(35,327)	(17,434)	28,169	10,088	(26,258)
Total revenues	358,507	319,299	354,207	220,100	77,563
Expenses:
Lease and plant operating expense	70,450	69,047	62,637	41,905	23,871
Production and ad valorem taxes	26,369	23,485	19,357	11,141	4,755
Workover expense	13,679	12,740	11,777	7,409	8,988
Exploration expense	33,065	21,912	15,785	31,037	12,839
Depreciation, depletion, and amortization	118,558	109,252	94,251	59,090	48,659
Impairment expense	143,166	96,227	18,735	8,399	6,165
Accretion expense	2,133	1,813	1,812	1,370	492
(Gain) loss on sale of assets	2,715	—	—	(1,766)	(738)
General and administrative expense	47,023	40,222	33,087	20,135	8,738
Total operating expenses	457,158	374,698	257,441	178,720	113,769
Income (loss) from operations	(98,651)	(55,399)	96,766	41,380	(36,206)
Other income (expense):
Interest expense, net	(55,064)	(41,833)	(32,644)	(27,149)	(13,831)
Litigation settlement	—	1,250	—	—	—
Gain on contract settlement	—	—	1,285	—	—
Total other income (expense)	(55,064)	(40,583)	(31,359)	(27,149)	(13,831)
(Provision) benefit for state income taxes	—	107	(228)	(2)	750
Net income (loss)	$(153,715)	$(95,875)	$65,179	$14,229	$(49,287)
Statement of Cash Flow Data:
Capital expenditures	$311,438	$224,719	$193,770	$110,083	$100,261
Net cash flow provided by operating activities	172,519	147,193	150,655	61,185	34,343
Net cash used in investing activities	(336,147)	(255,065)	(266,133)	(208,412)	(86,573)
Net cash provided by financing activities	164,379	111,028	113,272	147,789	51,823
Balance Sheet Data (at period end):
Cash and cash equivalents	$6,537	$5,786	$2,630	$4,836	$4,274
Property and equipment, net	700,870	655,497	589,167	456,264	236,196
Total assets	793,491	782,432	720,083	558,239	290,606
Total debt, including Founder Notes	790,199	623,981	507,947	390,985	219,830
Total partners' capital (deficit)	(160,107)	(6,368)	89,672	24,658	10,664

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

Overview

We have been engaged in the onshore oil and natural gas acquisition, exploitation, exploration and production since 1987. We operate in one industry segment, oil and natural gas exploration and development, within one geographical segment, the United States. Currently, we are focusing our drilling efforts in the Sooner Trend area of the Anadarko Basin in Oklahoma, in our Eagleville field in the Eagle Ford Shale play in Karnes County, Texas, and in our Weeks Island field in South Louisiana.  Our operations also include other oil and natural gas interests in Texas and Louisiana.

The amount of cash we generate from our operations will fluctuate based on, among other things:

•	the prices at which we will sell our production;
•	the amount of oil and natural gas we produce; and
•	the level of our operating and administrative costs.

In order to mitigate the impact of changes in oil and natural gas prices on our cash flows, we are a party to hedging and other price protection contracts, and we intend to enter into such transactions in the future to reduce the effect of price volatility on our cash flows.

Substantially all of our oil and natural gas activities are conducted jointly with others and, accordingly, amounts presented reflect our proportionate interest in such activities. Inflation has not had a material impact on our results of operations and is not expected to have a material impact on our consolidated results of operations in the future.

Outlook

Natural gas prices declined significantly during 2011 and 2012, slightly rebounding in the second half of 2013, closing at $4.41 per MMBtu for the January 2014 NYMEX Henry Hub Futures contract settled December 31, 2013. A low point was reached with the May 2012 NYMEX closing at $2.04 per MMBtu. The reduction in prices has been caused by many factors, including increases in natural gas production from non-conventional (shale) reserves, warmer than normal winter weather and high levels of natural gas in storage. The more recent partial recovery is primarily due to colder than normal winter weather in late 2013, which continued into early 2014.

The decrease in natural gas prices resulted in a significant non-cash write-down of a number of our oil and gas properties in both 2012 and 2013. Total impairment expense for the year ended December 31, 2012 was $96.2 million. Approximately half the amount was for our Hilltop field in East Texas, which produces dry gas, and is vulnerable to extremely low prices for natural gas. Other properties written down were also primarily in East Texas, where our natural gas production is most concentrated.  In 2013, write-downs totaling $143.2 million were primarily due to performance-based downward revisions in proved reserves in some fields,  decreased prices for natural gas liquids, discontinuation of drilling efforts in some projects, and in some cases, development drilling that produced fewer reserves than expected.  Fields which were impaired include, among others, Urbana, Cold Springs, and Hilltop in East Texas, South Hayes in South Louisiana, and Mestena in South Texas. For further information, see “Results of Operations: Year Ended December 31, 2013 v. Year Ended December 31, 2012:  Impairment Expense.”

Our derivative contracts are reported at fair value on our consolidated balance sheets and are highly sensitive to changes in the price of oil and natural gas. Changes in these derivative assets and liabilities are reported in our consolidated statement of operations as unrealized hedging gain or loss, which is a non-cash item. In 2013, we recognized an unrealized loss on our derivative contracts of $35.3 million. Realized cash-based gains from our hedging program were $18.2 million during the year, partially offsetting the unrealized losses. The objective of our hedging program is that, over time, the combination of realized hedging gains and losses with ordinary oil and natural gas revenues will produce relative price stability. However, in the short term, both realized and unrealized hedging gains and losses can be significant to our results of operations, and we expect these gains and losses to continue to reflect the unpredictability and volatility of oil and natural gas prices.

We have hedged approximately 77% of our total forecasted PDP production of oil and natural gas through mid-2018 at average prices generally in line with prices prevailing at year-end 2013. If low natural gas prices continue for an extended period of time, we may be unable to replace expiring hedge contracts or enter new contracts for additional natural gas production at favorable prices.

Continued low prices may require us to write down the value of our properties and/or revise our development plans, which may cause certain of our undeveloped well locations to no longer be deemed proved. This could cause a reduction in the borrowing base under our credit facility. Low prices may also reduce our cash available for distribution and for servicing our indebtedness.

Market prices for oil increased slightly in 2013, with a NYMEX West Texas Intermediate crude oil monthly average of $97.89 on December 31, 2013. We expect oil prices to remain volatile in the future. Factors affecting the price of oil include worldwide economic conditions, including the European credit crisis, geopolitical activities, including developments in the Middle East,  Ukraine, and South America, worldwide supply disruptions, weather conditions, actions taken by the Organization of Petroleum Exporting Countries and the value of the U.S. dollar in international currency markets.  Prices for natural gas liquids have declined during 2012 and 2013 due to increased liquids-targeted drilling and volumes in storage. Our average realized price declined from $57.48 in 2011, to $42.75 in 2012, to $38.37 in 2013.

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

Recent Developments

Subsequent to year-end, in March 2014, we sold a portion of our proved oil reserves, approximately 7.7 MMBOE, in our Eagleville field in South Texas.  The transaction provided us $173 million in cash, which was used to reduce the outstanding borrowings under our revolving credit facility.  The sale is structured to provide us with continuing net revenues from the sold properties through 2016, and we will continue to develop additional Eagleville wells at 70% of our original working interest.  Total reserves we retained are estimated as 7.3 MMBOE, of which 91% is considered proved undeveloped based on classifications from our reserve report as of December 31, 2013.  This partial sale provides us cash for investment in new areas without relinquishing our position in the Eagle Ford Shale, which we continue to view as a high-quality core property with years of development potential.

Throughout this report, financial and operating data include the portion of our Eagleville assets which were sold in the first quarter of 2014.  The Eagleville field contributed approximately $107.6 million in revenues (94% of which was from oil), $13.6 million in total operating expenses and production taxes, and $26.8 million in depreciation, depletion, and amortization for the year ended December 31, 2013.  The net book value of the Eagleville field was $115.8 million as of December 31, 2013, or approximately 18% of the proved portion of our total net oil and gas property plant and equipment. Production from Eagleville for 2013 was 1,226 MBOE (82% of which was from oil).

Results of Operations: Year Ended December 31, 2013 v. Year Ended December 31, 2012

	Year Ended December 31,		Increase
	2013	2012	(Decrease)	% Change

	(dollars in thousands, except average sales prices and
	unit costs)
Summary Operating Information:
Net Production:
Oil (MBbls)	2,897	2,138	759	36%
Natural gas (MMcf)	16,664	21,372	(4,708)	(22)%
Natural gas liquids (MBbls)	398	365	33	9%
Total oil equivalent (MBOE)	6,072	6,065	7	0%
Average daily oil production (MBOE per day)	16.6	16.6	—	0%
Average Sales Price:
Oil (per Bbl) realized	$100.67	$103.18	$(2.51)	(2)%
Oil (per Bbl) unhedged	102.81	103.72	(0.91)	(1)%
Natural gas (per Mcf) realized	5.14	4.49	0.65	14%
Natural gas (per Mcf) unhedged	3.68	2.69	0.99	37%
Natural gas liquids (per Bbl) realized (1)	38.37	42.75	(4.38)	(10)%
Combined (per BOE) realized	64.66	54.76	9.90	18%
Hedging Activities:
Realized oil revenue (loss)	$(6,193)	$(1,162)	$(5,031)	(433)%
Realized natural gas revenue gain	24,370	38,347	(13,977)	(36)%
Summary Financial Information
Revenues
Oil	$291,643	$220,638	$71,005	32%
Natural gas	85,720	95,922	(10,202)	(11)%
Natural gas liquids	15,264	15,606	(342)	(2)%
Other revenues	1,207	4,567	(3,360)	(74)%
Unrealized loss — oil and natural gas derivative contracts	(35,327)	(17,434)	(17,893)	(103)%
	358,507	319,299	39,208	12%
Expenses
Lease and plant operating expense	70,450	69,047	1,403	2%
Production and ad valorem taxes	26,369	23,485	2,884	12%
Workover expense	13,679	12,740	939	7%
Exploration expense	33,065	21,912	11,153	51%
Depreciation, depletion, and amortization expense	118,558	109,252	9,306	9%
Impairment expense	143,166	96,227	46,939	49%
Accretion expense	2,133	1,813	320	18%
Loss on sale of assets	2,715	—	2,715	NA
General and administrative expense	47,023	40,222	6,801	17%
Interest expense, net	55,064	41,833	13,231	32%
Litigation settlement	—	(1,250)	1,250	NA
Provision (benefit) for state income taxes	—	(107)	107	NA
Net loss	$(153,715)	$(95,875)	$(57,840)	(60)%
Average Unit Costs per BOE:
Lease and plant operating expense	$11.60	$11.38	$0.22	2%
Production and ad valorem tax expense	4.34	3.87	0.47	12%
Workover expense	2.25	2.10	0.15	7%
Exploration expense	5.45	3.61	1.84	51%
Depreciation, depletion and amortization expense	19.53	18.01	1.52	8%
General and administrative expense	7.74	6.63	1.11	17%
(1)	We do not utilize hedging for natural gas liquids.

Revenues

Oil revenues for the year ended December 31, 2013 increased $71.0 million, or 32%, to $291.6 million from $220.6 million for 2012. The increase in revenue was attributable to increased production volumes partially offset by a slightly lower average realized price. Approximately $78.3 million of the increase was due to an increase in production of 759 MBbls, or 36%. This increase is primarily due to production from our Eagleville field, which increased 354 MBbls, from 652 MBbls in 2012 to 1,006 MBbls in 2013, and to our Weeks Island field, which increased production by 312 MBbls, from 741 MBbls in 2012 to 1,053 MBbls in 2013. Our Sooner Trend fields in Oklahoma also increased production by 120 MBbls, from 186 MBbls in 2012 to 306 MBbls in 2013. The average price of oil exclusive of hedging decreased 1% in 2013; the overall realized price (including hedging gains and losses) decreased 2% from $103.18 per Bbl in 2012 to $100.67 per Bbl in 2013 resulting in a decrease in oil revenues of approximately $7.3 million.

Natural gas revenues for the year ended December 31, 2013 decreased $10.2 million, or 11%, to $85.7 million from $95.9 million for 2012. The decrease in natural gas revenue was attributable to decreased production volumes partially offset by higher average prices realized during 2013. Approximately $21.1 million of the decrease was due to a decrease in production of 4.7 Bcf, or 22%. This decline is primarily due to an emphasis on liquids-rich assets in our capital spending. Hilltop field, our largest natural gas field, produced 5.8 Bcf in 2013, compared to 10.0 Bcf in 2012.   We curtailed capital expenditures in the field in both 2012 and 2013, leading to production declines unmitigated by new production.   In addition, we sold a substantial portion of our working interest in the field, comprising approximately 11.2 Bcfe, in October 2013.

The average price of natural gas exclusive of hedging increased 37% in 2013; the overall realized price (including hedging gains and losses), increased 14% from $4.49 per Mcf in 2012 to $5.14 per Mcf in 2013, resulting in an increase in natural gas revenues of approximately $10.9 million.

Natural gas liquids revenues decreased during 2013 to $15.3 million from $15.6 million for 2012. A 9% increase in volumes from 365 MBbls in 2012 to 398 MBbls in 2013 was offset by a decrease in our average price of 10%, from $42.75 per Bbl in 2012 to $38.37 per Bbl in 2013. The increase in volume is due primarily to an increase in production in the Eagleville field during 2013 of 30 MBbls.   The decline in prices is due to increased supply of natural gas liquids as a result of increased liquids-targeted drilling.

In 2013, we revised our reporting for natural gas liquids produced in our Oklahoma properties.  Whereas we had previously reported all volumes and revenues for 2012 as attributable to a single stream of rich natural gas, we began recording revenues for natural gas liquids from Oklahoma separately in 2013.  For comparability, we reclassified approximately $3.3 million in revenues from natural gas to natural gas liquids for the year 2012.  The related volumetric reclassification included a reduction of 397 MMcf of natural gas produced, and an addition of 92 MBbls of natural gas liquids produced for the year 2012.  These reclassifications had no impact on previously reported total revenues, net income, cash flows, or partners’ capital (deficit).    The analysis of the increase in revenues from 2012 to 2013 included herein is based on the figures for each year after reclassifications.

Other revenues were $1.2 million during 2013 as compared to $4.6 million during 2012.  The decrease is partially the result of a decrease in rental income from our drilling rig, which we sold during the third quarter of 2013. In addition, other revenues in 2012 reflect $2.0 million in sales of prospects, which did not recur in 2013.

Unrealized gain ( loss) — oil and natural gas derivative contracts was a loss of $35.3 million for 2013 as compared to a loss of $17.4 million for 2012. The significant fluctuation from period to period is due to the volatility of oil and natural gas prices and changes in our outstanding hedging contracts during these periods. In general, unrealized derivative assets were negatively impacted by increases in natural gas prices and by volatility in crude oil prices.

Expenses

Lease and plant operating expense increased $1.4 million to $70.4 million in 2013 as compared to $69.0 million in 2012. On a unit basis, lease and plant operating expense increased 2% from $11.38 per BOE to $11.60 per BOE for 2012 and 2013, respectively.  In general, lease operating expenses are higher for liquids-rich properties. Oil as a percentage of production on an equivalent basis increased from 35% in 2012 to 48% in 2013. Natural gas as a percentage of equivalent production during the same periods decreased from 59% to 46%. Components of the expense that reflected increases included chemical and fuel usage and field services, totaling $4.4 million.  The increase was partially offset by a decrease in marketing and gathering fees of $3.3 million. The marketing and gathering decrease is primarily due to lower production of natural gas in our Hilltop field.

Production and ad valorem taxes increased $2.9 million to $26.4 million, or 12%, for 2013, as compared to $23.5 million for 2012.  Production taxes increased $5.3 million, primarily due to the shift in product mix to a higher percentage of oil.  Oil revenues for 2013 reflect an increase of $71.0 million over oil revenues for 2012.  Ad valorem taxes decreased $2.4 million primarily due to adjustments based on final property tax assessments for 2012. On a per unit basis, the total expense increased to $4.34 per BOE for 2013 from $3.87 per BOE for 2012.

Workover expense increased $0.9 million to $13.6 million from $12.7 million for 2013 and 2012, respectively. This expense varies depending on activities in the field and is attributable to many different properties.

Exploration expense includes the costs of our geology department, costs of geological and geophysical data, delay rentals, expired leases, and dry holes. Exploration expense increased $11.2 million to $33.1 million for 2013 from $21.9 million for 2012. The majority of the increase was due to an increase of $6.8 million in dry hole costs, primarily related to a South Louisiana dry hole in the third quarter of 2013, and to an increase in delay rentals and expired lease expense of $4.5 million. As of December 31, 2013, our property, plant, and equipment balance includes $18.4 million in exploratory well costs which are deferred, pending determination of proved reserves.  Such costs will be charged to exploration expense if the wells are ultimately classified as dry holes.  Alternatively, some costs may be charged to impairment expense if the fair value of proved reserves discovered is less than the capitalized cost.

Depreciation, depletion and amortization increased $9.3 million to $118.6 million for 2013 as compared to an expense of $109.3 million for 2012. On a per unit basis, this expense increased to $19.53 per BOE from $18.01 per BOE for 2013 and 2012, respectively. The rate is a function of capitalized costs of proved properties, proved reserves and production by field.

Impairment expense increased $47.0 million to $143.2 million in 2013 from $96.2 million in 2012. This expense varies with the results of exploratory and development drilling, as well as with well performance and price declines which may render some projects uneconomic, resulting in impairment. See “Critical Accounting Policies and Estimates — Impairment” below for more details related to impairment. The decreasing trend in natural gas prices resulted in a significant impairment in 2012, primarily due to extremely low prices for natural gas.   The impairments in 2013 were primarily due to write-downs of both prospect costs and developed fields.  Prospects impaired included three projects in Texas, West Virginia, and South Louisiana, for which impairment totaled approximately $46 million. Several developed fields were impaired due to downward revisions in reserves based on both performance and on development drilling results that were below expectations.  The most significant of these were our Urbana field in East Texas, written down approximately $37 million, the Hayes and South Hayes field in South Louisiana, written down approximately $18 million, our Cold Springs field in East Texas, written down approximately $14 million, and our Hilltop field in East Texas, written down approximately $12 million.  Urbana and Cold Springs fields  were also impacted by decreases in prices for natural gas liquids, ethane in particular.

Accretion expense is related to our obligation for retirement of oil and natural gas wells and facilities. We record these liabilities when we place the assets in service, using discounted present values of the estimated future obligation. We then record accretion of the liabilities as they approach maturity. Accretion expense was $2.1 million and $1.8 million in 2013 and 2012, respectively.

Loss on sale of assets of $2.7 million in 2013 was primarily related to the sale of a well in South Texas and to the sale of our drilling rig.  The sale of a portion of our Hilltop field did not result in a material gain or loss.

General and administrative expense increased $6.8 million to  $47.0 million in 2013 from $40.2 million in 2012.  The increase is primarily due to increases in salary and benefits totaling $7.1 million that were due to increased headcount and bonuses, and to bad debt expense of $1.1 million.  These increases were partially offset by a decrease in consulting expenses of $1.0 million. On a per unit basis, general and administrative expenses increased from $6.63 per BOE in 2012 to $7.74 per BOE in 2013.

Interest expense, net increased $13.3 million to $55.1 million in 2013 from $41.8 million in 2012. This increase is primarily due to higher interest of $11.6 million on our senior notes. In October 2012, we issued an additional $150 million of the senior notes. Interest on our credit facility increased $1.6 million during 2013 as compared to 2012 due to higher outstanding balances.

Litigation settlement is related to the settlement of our litigation with Gastar, under which Gastar paid us $1.3 million in damages in 2012.

Results of Operations: Year Ended December 31, 2012 v. Year Ended December 31, 2011

	Year Ended December 31,		Increase
	2012	2011	(Decrease)	% Change

	(dollars in thousands, except average sales prices and
	unit costs)
Summary Operating Information:
Net Production:
Oil (MBbls)	2,138	1,580	558	35%
Natural gas (MMcf)	21,372	30,307	(8,935)	(29)%
Natural gas liquids (MBbls)	365	307	58	19%
Total oil equivalent (MBOE)	6,065	6,938	(873)	(13)%
Average daily oil production (MBOE per day)	16.6	19.0	(2.4)	(13)%
Average Sales Price:
Oil (per Bbl) realized	$103.18	$102.35	$0.83	1%
Oil (per Bbl) unhedged	103.72	104.73	(1.01)	(1)%
Natural gas (per Mcf) realized	4.49	4.77	(0.28)	(6)%
Natural gas (per Mcf) unhedged	2.69	3.94	(1.25)	(32)%
Natural gas liquids (per Bbl) realized (1)	42.75	57.48	(14.73)	(26)%
Combined (per BOE) realized	54.76	46.69	8.07	17%
Hedging Activities:
Realized oil revenue (loss)	$(1,162)	$(3,756)	$2,594	69%
Realized natural gas revenue gain	38,347	25,208	13,139	52%
Summary Financial Information
Revenues
Oil	$220,638	$161,726	$58,912	36%
Natural gas	95,922	144,548	(48,626)	(34)%
Natural gas liquids	15,606	17,637	(2,031)	(12)%
Other revenues	4,567	2,127	2,440	115%
Unrealized gain (loss) — oil and natural gas derivative contracts	(17,434)	28,169	(45,603)	(162)%
	319,299	354,207	(34,908)	(10)%
Expenses
Lease and plant operating expense	69,047	62,637	6,410	10%
Production and ad valorem taxes	23,485	19,357	4,128	21%
Workover expense	12,740	11,777	963	8%
Exploration expense	21,912	15,785	6,127	39%
Depreciation, depletion, and amortization expense	109,252	94,251	15,001	16%
Impairment expense	96,227	18,735	77,492	414%
Accretion expense	1,813	1,812	1	0%
General and administrative expense	40,222	33,087	7,135	22%
Interest expense, net	41,833	32,644	9,189	28%
Litigation settlement	(1,250)	—	(1,250)	NA
(Gain) on contract settlement	—	(1,285)	1,285	NA
Provision (benefit) for state income taxes	(107)	228	(335)	(147)%
Net income (loss)	$(95,875)	$65,179	$(161,054)	(247)%
Average Unit Costs per BOE:
Lease and plant operating expense	$11.38	$9.03	$2.35	26%
Production and ad valorem tax expense	3.87	2.79	1.08	39%
Workover expense	2.10	1.70	0.40	24%
Exploration expense	3.61	2.28	1.33	58%
Depreciation, depletion and amortization expense	18.01	13.58	4.43	33%
General and administrative expense	6.63	4.77	1.86	39%

(1)	We do not utilize hedging for natural gas liquids.

Revenues

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

Natural gas revenues for the year ended December 31, 2012 decreased $48.6 million, or 34%, to $95.9 million from $144.5 million in 2011. The decrease in natural gas revenue was attributable to decreased production volumes and lower average realized prices during 2012. Approximately $42.6 million of the decrease was due to a decrease in production of 8.9 Bcf, or 29%. This decrease is primarily due to our Hilltop field, which produced 10.0 Bcf in 2012, compared to 18.1 Bcf in 2011. The price of natural gas exclusive of hedging decreased 32% in 2012; the overall realized price (including hedging gains and losses), decreased 6% from $4.77 per Mcf in 2011 to $4.49 per Mcf in 2012, resulting in a decrease in natural gas revenues of approximately $6.0 million.

Natural gas liquids revenues decreased during 2012 to $15.6 million from $17.6 million for 2011. A 19% increase in volumes from 307 MBbls to 365 MBbls was offset by a decrease in our average price of 26%, from $57.48 per Bbl to $42.75 per Bbl. The increase in volume is due primarily to new production in the Eagleville field of 86 MBbls.

In 2013 we revised our reporting for natural gas liquids produced in our Oklahoma properties.  Whereas we had previously reported all volumes and revenues for 2012 and 2011 as attributable to a single stream of rich natural gas, we began recording revenues for natural gas liquids from Oklahoma separately in 2013.  For comparability, we reclassified approximately $3.3 million in revenues from natural gas to natural gas liquids for the year 2012.  The related volumetric reclassification included a reduction of 397 MMcf of natural gas produced, and an addition of 92 MBbls of natural gas liquids produced for the year 2012.  For 2011, we reclassified $5.0 million in natural gas revenues to revenues from natural gas liquids.  The related volumetric reclassification included a reduction of 443 MMcf of natural gas produced, and an addition of 92 MBbls of natural gas liquids produced for the year 2011. These reclassifications had no impact on previously reported total revenues, net income, cash flows, or partners’ capital (deficit).    The analysis of the increase in revenues from 2011 to 2012 included herein is based on the figures for each year after reclassifications.

Other revenues were $4.6 million during 2012 as compared to $2.1 million during 2011. The increase is primarily the result of increased income from our drilling rig and from sale of prospects.

Unrealized (gain) loss — oil and natural gas derivative contracts was a loss of $17.4 million for 2012 as compared to a gain of $28.2 million for 2011. The significant fluctuation from period to period is due to the volatility of oil and natural gas prices and changes in our outstanding hedging contracts during these periods.

Expenses

Lease and plant operating expense increased $6.4 million to $69.0 million in 2012 as compared to $62.6 million in 2011. On a unit basis, lease and plant operating expense increased 26% from $9.03 per BOE to $11.38 per BOE for 2011 and 2012, respectively, which reflects the decrease in volume while costs increased. In general, lease operating expenses are higher for oil producing properties. Oil as a percentage of production on an equivalent basis increased from 23% in 2011 to 35% in 2012. Natural gas as a percentage of equivalent production during the same periods decreased from 73% to 59%. Production costs for field services increased $4.3 million, overhead increased $2.8 million, and salt water disposal costs increased $0.5 million, due to an increase in the number of wells and to the shift to more oil production. These increases were partially offset by a decrease in repairs and maintenance of $1.6 million.

Production and ad valorem taxes increased $4.1 million to $23.5 million, or 21%, for 2012, as compared to $19.4 million for 2011. Ad valorem taxes increased $3.8 million due to higher valuations and additions to properties. Production taxes as a percentage of unhedged revenue were approximately 6% in 2012 and 2011. On a per unit basis, the total expense increased to $3.87 per BOE for 2012 from $2.79 per BOE for 2011.

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

Depreciation, depletion and amortization increased $15.0 million to $109.3 million for 2012 as compared to an expense of $94.3 million for 2011. On a per unit basis, this expense increased to $18.01 per BOE from $13.58 per BOE for 2012 and 2011, respectively. The rate is a function of capitalized costs of proved properties, reserves and production by field.

Impairment expense increased $77.5 million to $96.2 million in 2012 from $18.7 million in 2011. This expense varies with the results of exploratory and development drilling, as well as with well performance and price declines which may render some projects uneconomic, resulting in impairment. See “Critical Accounting Policies and Estimates — Impairment” below for more details related to impairment. The decreasing trend in natural gas prices resulted in a significant impairment in 2012. Of the $96.2 million total expense, $44.6 million was for our Hilltop field in East Texas, which produces dry gas, and is vulnerable to extremely low prices for natural gas. Other properties written down were also primarily in East Texas, where our natural gas production is most concentrated.

Accretion expense is related to our obligation for retirement of oil and natural gas wells and facilities. We record these liabilities when we place the assets in service, using discounted present values of the estimated future obligation. We then record accretion of the liabilities as they approach maturity. Accretion expense was $1.8 million for each of 2012 and 2011, respectively.

General and administrative expense increased $7.1 million to $40.2 million in 2012 from $33.1 million in 2011. The increase is principally due to increased salary and benefits expenses of $5.2 million, primarily due to increased headcount and bonus accruals. Other employee expenses, primarily related to travel, increased $0.3 million. Engineering and information technology consulting services increased $0.9 million; information system licensing fees increased $0.5 million. A royalty ownership settlement of $0.7 million recorded in 2012 increased total general and administrative expenses. On a per unit basis, general and administrative expenses increased from $4.77 to $6.63 per BOE, which reflects the decrease in volume produced on a BOE basis, while costs increased.

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

Liquidity and Capital Resources

Our principal requirements for capital are to fund our day-to-day operations, our exploration and development activities, and to satisfy our contractual obligations, primarily for the payment of debt interest and any amounts owed during the period related to our hedging positions.

Our 2013 capital budget was primarily focused on the development of existing core areas through exploitation and development. Currently, we anticipate a capital budget of approximately $370 million for 2014. Approximately 70% of our 2014 capital budget is allocated to our properties in Sooner Trend,  Eagle Ford, and South Louisiana. The remaining 30% will be allocated partially to several prospective areas and to other work in developed fields.  Our future drilling plans, plans of our drilling operators and capital budgets are subject to change based upon various factors, some of which are beyond our control, including drilling results, oil and natural gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, actions of our operators, gathering system and pipeline transportation constraints and regulatory approvals. Because a large percentage of our acreage is held by production, we have the ability to materially decrease our drilling and recompletion budget in response to market conditions with minimal risk of losing significant acreage.

We expect to fund our 2014 capital budget predominantly with cash flows from operations, supplemented by borrowings under our credit facility.  If necessary, we may also access capital through proceeds from potential asset dispositions and the future issuances of debt and/or equity securities, subject to the distribution of proceeds therefrom as set forth in our partnership agreement. We strive to maintain financial flexibility and may access capital markets as necessary to maintain substantial borrowing capacity under our senior secured revolving credit facility, facilitate drilling on our large undeveloped acreage position and permit us to selectively expand our acreage position. In the event our cash flows are materially less than anticipated and other sources of capital we historically have utilized are not available on acceptable terms, we may curtail our capital spending.

Senior Notes

We have $450 million in outstanding registered senior notes due October 15, 2018 that carry a stated interest rate of 9.625% and an effective interest rate of 9.783%.  Interest is payable semi-annually each April 15th and October 15th.  The senior notes are unsecured and are general obligations of the Company, and effectively rank junior to any of our existing or future secured indebtedness, which includes the credit facility. The senior notes are unconditionally guaranteed on a senior unsecured basis by each of our material subsidiaries.

The senior notes contain an optional redemption provision available beginning October 15, 2014 allowing us to retire the principal outstanding, in whole or in part, at 104.813%.  Additional optional redemption provisions allow for retirement at 102.406% and 100.0% beginning on each of October 15, 2015 and 2016, respectively.  Prior to October 15, 2014, we may redeem the senior notes in whole or in part at a price equal to 100 percent of the principal amount plus a specified make-whole premium and accrued and unpaid interest to the applicable redemption date.

Credit Facility

We have a senior secured revolving credit facility (“credit facility”) with Wells Fargo Bank, N.A. as the administrative agent, which matures May 23, 2016. As of December 31, 2013, the credit facility was subject to a $385.0 million borrowing base limit, and we had $319.3 million outstanding under the credit facility. Our restricted subsidiaries are guarantors of the credit facility.

The borrowing base is redetermined each May 1 and November 1. The next redetermination will be in May 2014. On March 25, 2014, our borrowing base was reduced to $285 million due to the sale of a portion of our Eagle Ford Shale properties, as described above in “Recent Developments.”  As of March 27, 2014, outstanding borrowing under the credit facility was $173 million, and the available unused portion of the borrowing base was $112 million.

Our credit facility provides for two alternative interest rate bases and margins. Eurodollar loans accrue interest generally at the one-month London Interbank Offered Rate plus a margin ranging from 2.00% to 2.75%, depending on the utilization of our borrowing base. “Reference rate” loans accrue interest at the prime rate of Wells Fargo Bank, N.A., plus a margin ranging from 1.00% to 1.75%, depending on the utilization of our borrowing base. The average rate on all loans outstanding as of December 31, 2013 under the credit facility was 2.75%, which was based on the Eurodollar option.

The credit facility and the indenture governing the senior notes and additional senior notes include covenants requiring us to maintain certain financial covenants including a current ratio, leverage ratio, and interest coverage ratio. At December 31, 2013, we were in compliance with the covenants. The terms of the credit facility also restrict our ability to make distributions and investments.

Cash Flow Provided by Operating Activities

Operating activities provided cash of $172.5 million in 2013, as compared to $147.2 million for 2012. The $25.3 million increase in operating cash flows was attributable to various factors. Cash-based items of net income, including revenues (exclusive of unrealized commodity gains or losses), operating expenses and taxes, general and administrative expenses, and the cash portion of our interest expense, resulted in a net increase of approximately $31.3 million in earnings and a positive impact on cash flow. This was partially offset by changes in our working capital accounts, which provided $1.2 million of cash flows as compared to having provided $7.2 million in cash in 2012. This reduction resulted in a total decrease of $6.0 million in cash flow from changes in working capital, which as noted above, partially offset the positive effects of increased cash items in our earnings.

Operating activities provided cash of $147.2 million in 2012, as compared to $150.7 million for 2011. The $3.5 million decrease in operating cash flows was attributable to various factors. Cash-based items of net income, including revenues (exclusive of unrealized commodity gains or losses), operating expenses and taxes, general and administrative expenses, and the cash portion of our interest expense, resulted in a net decrease of approximately $17.1 million in earnings and a negative impact on cash flow. This was offset by changes in our working capital accounts, which provided $7.2 million of cash flows as compared to having used $6.4 million in cash in 2011. This reversal resulted in a total increase of $13.6 million in cash flow from changes in working capital, which as noted above, partially offset the negative effects of decreased earnings.

Cash Flow Used in Investing Activities

Investing activities used cash of $336.1 million for the year ended December 31, 2013 as compared to cash used in investing of $255.1 million for the year ended December 31, 2012. The increase in cash used in investing activities was primarily related to increased expenditures for drilling and development.    Significant acquisitions expenditures in 2013 included primarily $42.2 million for additional interest in our Weeks Island field from our former working interest partner,  Stone Energy Offshore, L.L.C., with additional expenditures for several smaller properties for a total of $51.4 million.  Acquisitions in 2012 totaling $30.3 million were for various smaller packages of producing properties.

Investing activities used cash of $255.1 million for the year ended December 31, 2012 as compared to cash used in investing of $266.1 million for the year ended December 31, 2011. The decrease in cash used in investing activities was primarily related to a decrease in acquisition expenditures of $42.1 million. Acquisitions in 2011 totaled $72.4 million, including $50 million for acquisitions of additional interests in various fields from two of our working interest owners, as compared to a total of $30.3 million in 2012, for various smaller acquisitions. The decrease in acquisition expenditures was partially offset by an increase in expenditures for drilling and development of $30.9 million.

Cash Flow Provided by Financing Activities

Financing activities provided cash of $164.4 million during 2013 as compared to cash provided by financing of $111.0 million during 2012, an increase of $53.4 million. Both periods reflected the effect of drawdowns from our credit facility.

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

Risk Management Activities — Commodity Derivative Instruments

Due to the risk of low oil and natural gas prices, we periodically enter into price-risk management transactions (e.g., swaps, collars, puts, calls, and financial basis swap contracts) for a portion of our oil and natural gas production. In certain cases, this allows us to achieve a more predictable cash flow, as well as to reduce exposure from price fluctuations. The commodity derivative instruments apply to only a portion of our production, and provide only partial price protection against declines in oil and natural gas prices, and may partially limit our potential gains from future increases in prices. At December 31, 2013, commodity derivative instruments were in place covering approximately 80% of our projected oil production and approximately 100% of our natural gas production from proved developed properties for 2014. See Note 6 to our consolidated financial statements as of December 31, 2013, “Derivative Financial Instruments”, for further information.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2013:

	Year Ended December 31,

	Total	2014	2015-2016	2017-2018	Thereafter

	(Dollars in thousands)
Debt	$792,621	$—	$319,290	$473,331	$—
Interest (1)	243,621	52,093	98,860	92,668	—
Operating Leases	15,390	2,941	3,409	3,040	6,000
Settlement obligations	1,000	1,000	—	—	—
Derivative contract premiums (2)	5,657	375	5,282	—	—
Abandonment liabilities	56,023	3,844	4,477	1,015	46,687
Total	$1,114,312	$60,253	$431,318	$570,054	$52,687

(1)

Interest includes interest on the outstanding balance under our revolving credit agreement maturing in 2016, payable quarterly; on our senior notes due 2018, payable semiannually; and on the debt to our founder, which is payable with principal, at maturity in 2018. Subsequent to year-end, the debt to our founder was restated to extend the maturity to December 31, 2021. Projected obligation amounts are based on the payment schedules for interest, and are not presented on an accrual basis.

(2)

Derivative contract premiums relate to open derivative contracts in place at December 31, 2013 and are due over time as the contracts mature and settle. They are included on our consolidated balance sheet with the related derivative contracts. Amounts presented above are net of $4.1 million for premiums due to us under derivative contracts from the same counterparties.

In addition to the items above, we have a contingent commitment to pay an amount up to a maximum of approximately $2.4 million for properties acquired in 2008 and prior years. The additional purchase consideration will be paid if certain product price conditions are met. We have a commitment in which we must make a contingent payment of up to $4 million if we decide to forego certain drilling activities.

Off-Balance Sheet Arrangements

As of December 31, 2013 we had no guarantees of third party obligations. Our off-balances sheet obligations include the obligations under operating leases, the $2.4 million contingent properties payment, and the $4 million drilling commitment noted in “Contractual Obligations” above.  We also have bonds posted in the aggregate amount of $13.2 million, primarily to cover future abandonment costs, and less than $100,000 in letters of credit provided under our credit facility.  We typically enter into short-term drilling contracts which are customary in the oil and gas industry.  We have no other off-balance sheet arrangements that are reasonably likely to materially affect our liquidity and capital resources.

We have no plans to enter into any additional off-balance sheet arrangements in the foreseeable future.

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

Investment . Our investment consists of a 10% ownership interest in a drilling company, Orion Drilling Company, LP (“Orion”). The investment is accounted for under the cost method. Under this method, our share of earnings or losses of the investment are not included in the consolidated statements of operations. Distributions from Orion are recognized in current period earnings as declared.

Deferred Financing Costs. Deferred financing costs are amortized using the straight-line method over the term of the related debt, so long as this approximates the interest rate method.

Recent Accounting Pronouncements

In January 2013 we adopted ASU No. 2011-11, which increases disclosures about offsetting assets and liabilities. New disclosures are required to enable users of financial statements to understand significant quantitative differences in balance sheets prepared under GAAP and International Financial Reporting Standards (IFRS) related to the offsetting of financial instruments. The additional disclosures are included in Note 6.

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

Commodity Price Risk and Hedges

Our major market risk exposure is to prices for oil, natural gas and natural gas liquids. These prices have historically been volatile. As such, future earnings are subject to change due to changes in these prices. Realized prices are primarily driven by the prevailing worldwide price for oil and regional prices for natural gas. We have used, and expect to continue to use, oil and natural gas derivative contracts to reduce our exposure to the risks of changes in the prices of oil and natural gas. Pursuant to our risk management policy, we engage in these activities as a hedging mechanism against low prices and price volatility associated with pre-existing or anticipated sales of oil and natural gas.

As of December 31, 2013, we have hedged approximately 77% of our forecasted production from proved developed reserves through mid-2018 at average annual prices ranging from $4.38 per MMBtu to $5.50 per MMBtu and $80.00 per Bbl to $93.81 per Bbl. Forecasted production from proved reserves is estimated in our December 2013 reserve report using prices, costs and other assumptions required by SEC rules. Our actual production will vary from the amounts estimated in the report, perhaps materially. Please read the disclosures under “Our estimated oil and natural gas reserve quantities and future production rates are based on many assumptions that may prove to be inaccurate. Any material inaccuracies in these reserve estimates or the underlying assumptions will materially affect the quantities and present value of our reserves” in “Item 1A. Risk Factors” above.

The fair value of our oil and natural gas derivative contracts and basis swaps at December 31, 2013 was a net asset of less than ten thousand dollars. A 10% increase or decrease in oil and natural gas prices with all other factors held constant would result in an unrealized loss or gain, respectively, in the fair value (generally correlated to our estimated future net cash flows from such instruments) of our oil and natural gas commodity contracts of approximately $55.0 million (unrealized loss) or $52.8 million (unrealized gain), respectively, as of December 31, 2013.

Interest Rates

We are subject to interest rate risk on our long-term fixed interest rate debt and variable interest rate borrowings. Although in the past we have used interest rate swaps to mitigate the effect of fluctuating interest rates on interest expense, we currently have no open interest rate derivative contracts. A 1% increase in interest rates (100 LIBOR basis points) would increase interest expense on our variable rate debt by approximately $3.2 million, based on the balance outstanding at December 31, 2013.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Our management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) to perform its assessment. Based on this assessment, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded, that as of December 31, 2013, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Executive Officers and Directors

The following table sets forth the names, ages and offices of our present directors and executive officers as of December 31, 2013. Members of our Board of Directors are elected for one-year terms.

7

Name	Age	Director Since	Position
Harlan H. Chappelle	57	2005	President, Chief Executive Officer and Director
Michael E. Ellis	57	1987	Founder, Chairman, Vice President of Engineering and Chief Operating Officer
Mickey Ellis	55	1987	Director
Michael A. McCabe	58	—	Vice President and Chief Financial Officer (1)
David Murrell	52	—	Vice President, Land and Business Development
(1)	Mr. McCabe joined the Board in March 2014.

The following is a biographical summary of the business experience of these directors and executive officers:

Harlan H. Chappelle joined Alta Mesa as President,  CEO and director in November 2004, and has led us in a period of significant growth, building a strong management and technical team, focusing us on our greatest opportunities, making strategic acquisitions, and restructuring our financing. Mr. Chappelle has over 30 years in field operations, engineering, management, marketing and trading, acquisitions and divestitures, and field re-development. He has worked for Louisiana Land & Exploration Company, Burlington Resources, Southern Company, and Mirant. Mr. Chappelle retired as a Commander from the U.S. Navy Reserve. He has a Bachelor of Chemical Engineering from Auburn University and a Master of Science in Petroleum Engineering from The University of Texas at Austin.

Michael E. Ellis founded Alta Mesa in 1987 after beginning his career with Amoco, and is our Chairman and Chief Operating Officer, as well as Vice President of Engineering. Mr. Ellis manages all day-to-day engineering and field operations of Alta Mesa. He built our asset base by starting with small earn-in exploitation projects, then progressively growing the company with successive acquisitions of fields from major oil companies, and consistent success in exploration and development drilling. He has over 30 years’ experience in management, engineering, exploration, and acquisitions and divestitures. Mr. Ellis holds a Bachelor of Science in Civil Engineering from West Virginia University.

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

Michael A. McCabe, our CFO as well as a Vice President, joined Alta Mesa in September 2006. Also on March 25, 2014, Michael A. McCabe, our CFO, was appointed to the Board of Directors.  Mr. McCabe has over 25 years of corporate finance experience, with a focus on the energy industry. From 2004 until 2006, Mr. McCabe served as President and sole owner of Bridge Management Group, Inc., a private consulting firm primarily providing advisory services to us and to MultiFuels, Inc., a Houston based developer of natural gas storage facilities. He has served in senior positions with Bank of Tokyo, Bank of New England, and Key Bank. Mr. McCabe holds a Bachelor of Science in Chemistry and Physics from Bridgewater State University, a Masters of

Science in Chemical Engineering from Purdue University and a Masters of Business Administration in Financial Management from Pace University.

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

On March 25, 2014, Don Dimitrievich was appointed to the Board of Directors as Highbridge’s director nominee.

Mr. Dimitrievich is a Managing Director at Highbridge Principal Strategies, an alternative investment management organization that together with its affiliates manages approximately  $29 billion in capital for institutional investors, pension funds, endowments and foundations. At Highbridge, Mr. Dimitrievich oversees Highbridge Principal Strategies’ direct credit investment strategy for the energy and power sectors. Highbridge has invested over $1.5 billion in direct energy-related investments. Prior to joining Highbridge in 2012, Mr. Dimitrievich was a Managing Director of Citi Credit Opportunities, a credit-focused principal investment group. At Citi Credit Opportunities, Mr. Dimitrievich oversaw the energy and power portfolio and invested over $800 million in mezzanine, special situation and equity co-investments, and secondary market opportunities. Mr. Dimitrievich began his career as a corporate attorney in the New York office of Skadden, Arps, Slate, Meagher & Flom LLP from 1998 to 2004 focusing on energy mergers and acquisitions and capital markets transactions.  Mr. Dimitrievich also serves on the board of Energy & Exploration Partners, Inc. Mr. Dimitrievich has a Law degree with Great Distinction from McGill University in Montreal, Canada and earned a Chemical Engineering degree with Great Distinction from Queen’s University in Kingston, Canada.

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

Ms. Ellis’ role in working with us since our inception in 1987 provides her with valuable knowledge of our business and operations.

Mr. Dimitrievich provides the Board with significant financial and energy expertise.

Mr. McCabe’s experience as our Chief Financial Officer since 2006 uniquely qualifies him to serve on our Board.

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

Our Board of Directors has responsibility for overseeing our executive remuneration programs and the fair and competitive compensation of our executive officers and meets each year to review our compensation program and to determine compensation levels for the ensuing fiscal year.

In this Compensation Discussion and Analysis, we discuss our compensation objectives, our decisions and the rationale behind those decisions relating to 2013 compensation for our named executive officers.

Objectives of Our Compensation Program

Our executive compensation program is intended to motivate our executive officers to achieve strong financial and operating results for us. In addition, our program is designed to achieve the following objectives:

•attract and retain talented executive officers by providing reasonable total compensation levels competitive with that of executives holding comparable positions in similarly situated organizations;

•provide total compensation that is justified by individual performance; and

•provide performance–based compensation that is tied to both individual and our performance.

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

Elements of Our Compensation Program and Why We Pay Each Element

To accomplish our objectives, our compensation program is comprised of three elements: base salary, cash bonus and benefits. We currently do not offer equity-based compensation. In 2013, we introduced a deferred compensation and supplemental executive retirement plan.

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

We provide a deferred compensation and supplemental retirement plan to certain key employees, including all our executive officers, to provide additional flexibility and tax planning advantages to them.  In addition, the retirement benefits enhance employee compensation on a discretionary basis and encourage their continued service to us.

We offer benefits such as a 401(k) plan and payment of insurance premiums in order to provide a competitive remuneration package as well as a measure of financial security to our employees.  In 2013 we introduced a deferred compensation plan offered to all employees, to provide flexibility and tax planning advantages to them.

How We Determine Each Element of Compensation

In determining the elements of compensation, we consider our ability to attract and retain executives as well as various measures of company and industrial performance including debt levels, revenues, cash flow, capital expenditures, reserves of oil and natural gas and costs. We did not retain a consultant with respect to determining 2013 compensation.

Messrs. Ellis, Chappelle, McCabe, and Murrell are parties to employment agreements with Alta Mesa Services. The employment agreements automatically renew annually, subject to prior notice of cancellation by either Alta Mesa Services or the executive. These employment agreements establish set minimum base salaries for each officer.  On March 25, 2014, these employment agreements were amended and restated and the salaries for each officer were set at $485,000, $485,000, $435,000, and $360,000 per annum, to Messrs. Ellis, Chappelle, McCabe and Murrell, respectively, which we believe are competitive with other independent oil and natural gas companies with whom we compete for managerial talent. In addition, the employment agreements provide that the executives are each entitled to an annual bonus equal to a percentage of his respective annual base salary if performance criteria set by the Board for the applicable period are met. The agreements also provide for benefits such as reimbursement of business expenses and participation in employee benefit plans.

Base salary. In reviewing base salaries, the Board takes into account a combination of subjective factors, primarily relying on their own personal judgment and experience. Subjective factors the Board considers include individual achievements, our performance, level of responsibility, experience, leadership abilities, increases or changes in duties and responsibilities and contributions to our performance. Mr. Ellis and Mr. Chappelle participate in and are present during the Board’s review and determination of their respective base salaries. For 2013, the Board set the base salaries for Messrs. Ellis, Chappelle and McCabe at $468,000, $468,000 and $420,000, respectively. In addition, the Board determined Mr. Murrell’s salary of $345,000 for 2013 was appropriate.

Bonus.  A portion of each executive’s total compensation may be paid as bonus compensation. The Board takes into consideration our achievements during the year and each executive’s contribution toward such achievements. While performance criteria may be set, the Board takes into account subjective factors in determining if these criteria were met. Bonuses for any one year are usually determined and paid in the second or third quarter of the following year. Accordingly, bonus compensation for our executive officers for 2013 has not yet been determined. However, bonuses paid in 2013 for 2012 performance ranged from approximately 75% to 200% of base salary.

Benefits.  We provide company benefits or perquisites that we believe are standard in the industry to all of our employees. These benefits consist of a group medical and dental insurance program for employees and their qualified dependents and a 401(k) employee savings and protection plan. The costs of these benefits are paid for entirely by us. We do not provide employee life insurance amounts surpassing the Internal Revenue Service maximum. We make matching contributions to the 401(k) contribution of each qualified participant. We pay all administrative costs to maintain the plan. In addition, we provide Messrs. Ellis, Chappelle, McCabe, and Murrell with company automobiles. Beginning annually in 2014, we will also reimburse each officer up to $5,000 annually for tax preparation and planning.

Other Compensation. As part of his employment agreement, we provide Mr. McCabe an apartment near our headquarters and pay his commuting expenses to and from his permanent home to Houston. In 2013, these housing and commuting expenses totaled approximately $134,000. We agreed to provide these benefits to Mr. McCabe because our Board believed it was necessary to retain Mr. McCabe’s services despite the fact that his permanent residence is outside of the Houston area. The Board considered the value of this additional compensation in evaluating Mr. McCabe’s total compensation package.

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

Accounting and Tax Considerations

We have structured our compensation program to comply with Internal Revenue Code Section 409A. If an executive is entitled to nonqualified deferred compensation benefits that are subject to Section 409A, and such compensation does not comply with Section 409A, then the benefits are taxable in the first year they are not subject to a substantial risk of forfeiture. In such case, the service provider is subject to regular federal income tax, interest and an additional federal income tax of 20% of the benefit includible in income.

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

Harlan H. Chappelle

Michael E. Ellis (Chairman)

Mickey Ellis

Summary Compensation

The following table summarizes, with respect to our named executive officers, information relating to the compensation earned for services rendered in all capacities during the fiscal year ended December 31, 2013. There was no compensation awarded to, earned by or paid to any of the named executive officers related to option awards or non–equity incentive compensation plans. In addition, none of the named executive officers participate in a defined benefit pension plan.

				All Other
Name and Principal Position:	Year	Salary	Bonus (1)	Compensation		Total

Harlan H. Chappelle	2013	$468,000	$—	$24,051	(2)	$492,051
President, Chief Executive Officer	2012	$450,000	$900,000	$31,281	(2)	$1,381,281
	2011	$450,000	$900,000	$29,586	(2)	$1,379,586

Michael E. Ellis	2013	$468,000	$—	$12,955	(3)	$480,955
Chief Operating Officer, Vice President of	2012	$450,000	$500,000	$19,463	(3)	$969,463
Engineering and Chairman of the Board	2011	$450,000	$500,000	$27,989	(3)	$977,989

Michael A McCabe	2013	$420,000	$—	$144,454	(4)	$564,454
Vice President, Chief Financial Officer	2012	$400,000	$500,000	$116,845	(4)	$1,016,845
	2011	$350,000	$500,000	$76,401	(4)	$926,401

David Murrell	2013	$345,000	$—	$353,937	(5)	$698,937
Vice President of Land and Business Development	2012	$325,000	$250,000	$28,438	(5)	$603,438
	2011	$300,000	$225,000	$24,027	(5)	$549,027

(1)	Bonuses for 2013 have not yet been determined. We expect these bonuses will be determined before the end of August 2014.
(2)

Mr. Chappelle’s other compensation for the year ended December 31, 2013 consists of $10,200 in matching funds to his 401(k) account and $13,851 in auto expenses.  Mr. Chappelle’s other compensation for the year ended December 31, 2012 consists of $10,000 in matching funds to his 401(k) account, $16,631 in auto expenses, and approximately $4,650 for club membership. Mr. Chappelle’s other compensation for the year ended December 31, 2011 consists of $9,800 in matching funds to his 401(k) account, $17,802 in auto expenses and approximately $1,984 for club membership.

(3)

Mr. Ellis’ other compensation for the year ended December 31, 2013 consists of $8,700 in matching funds to his 401(k) account and $4,255 in auto expenses. Mr. Ellis’ other compensation for the year ended December 31, 2012 consists of $10,000 in matching funds to his 401(k) account and $9,463 in auto expenses. Mr. Ellis’ other compensation for the year ended December 31, 2011 consists of $9,800 in matching funds to his 401(k) account and $18,189 in auto expenses.

(4)

For the year ended December 31, 2013, Mr. McCabe’s other compensation consisted of $10,200 in matching funds to his 401(k) account, and $134,254 in travel and living expenses, which includes $31,865 for an apartment in Houston and $102,389 for travel, which consists primarily of airfare and the cost of a leased car and parking.  For the year ended December 31, 2012, Mr. McCabe’s other compensation consisted of $10,000 in matching funds to his 401(k) account, and $106,845 in travel and living expenses, which includes $24,255 for an apartment in Houston and $82,590 for travel, which consists primarily of airfare and the cost of a leased car and parking. For the year ended December 31, 2011, Mr. McCabe’s other compensation consisted of $9,800 in matching funds to his 401(k) account, and $66,601 in travel and living expenses, which includes $18,764 for an apartment in Houston and $47,837 for travel, which consists primarily of airfare and the cost of rental cars and parking.

(5)

Mr. Murrell’s other compensation for the year ended December 31, 2013 consists of $325,000 in an elective contribution made by the Company to his nonqualified deferred compensation account, $10,200 in matching funds to his 401(k) account and $18,737 in auto expenses. Mr. Murrell’s other compensation for the year ended December 31, 2012 consists of $10,000 in matching funds to his 401(k) account and $18,438 in auto expenses. Mr. Murrell’s other compensation for the year ended December 31, 2011 consists of $9,800 in matching funds to his 401(k) account and $14,227 in auto expense.

Narrative Disclosure to Summary Compensation Table

Employment agreements

Mr. Chappelle

Mr. Chappelle entered into an amended and restated employment agreement on March 25, 2014 that provides that he will act as President and Chief Executive Officer until March 25, 2018, subject to automatic one year renewals of the term if neither party submits a notice of termination at least 60 days prior to the end of the then-current term. This agreement may be terminated by either party, at any time, subject to severance obligations in the event Mr. Chappelle is terminated by us without cause or he dies or is disabled.

Mr. Chappelle’s employment agreement provides for a minimum base salary of $485,000 and an annual bonus equal to a percentage of his base salary paid during each such annual period, such percentage to be established by our Board of Directors in the Board’s sole discretion.

Mr. Ellis

Mr. Ellis entered into an amended and restated employment agreement on March 25, 2014 that provides that he will act as Vice President and Chief Operating Officer until March 25, 2018, subject to automatic one year renewals of the term if neither party submits a notice of termination at least 60 days prior to the end of the then-current term. This agreement may be terminated by either party, at any time, subject to severance obligations in the event Mr. Ellis is terminated by us without cause or he dies or is disabled.

Mr. Ellis’ employment agreement provides for a minimum base salary of $485,000 and an annual bonus equal to a percentage of his base salary paid during each such annual period, such percentage to be established by our Board of Directors in the Board’s sole discretion.

Mr. McCabe

Mr. McCabe entered into an amended and restated employment agreement on March 25, 2014 that provides that he will act as Vice President and Chief Financial Officer until March 25, 2018, subject to automatic one year renewals of the term if neither party submits a notice of termination at least 60 days prior to the end of the then-current term. This agreement may be terminated by either party, at any time, subject to severance obligations in the event Mr. McCabe is terminated by us without cause or he dies or is disabled.

Mr. McCabe’s employment agreement provides for a minimum base salary of $435,000 and an annual bonus equal to a percentage of his base salary paid during each such annual period, such percentage to be established by our Board of Directors in the Board’s sole discretion.

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

Mr. Murrell

Mr. Murrell entered into an amended and restated employment agreement on March 25, 2014 that provides that he will act as Vice President of Land and Business Development until March 25, 2015, subject to automatic one year renewals of the term if neither party submits a notice of termination at least 60 days prior to the end of the then-current term. This agreement may be terminated by either party, at any time, subject to severance obligations in the event Mr. Murrell is terminated by us without cause or he dies or is disabled.

Mr. Murrell’s employment agreement provides for a minimum base salary of $360,000 and an annual bonus equal to a percentage of his base salary paid during each such annual period, such percentage to be established by our Board of Directors in the Board’s sole discretion, subject to a minimum of $50,000.

Grants of Plan-Based Awards for Fiscal Year 2013

There were no grants of plan-based awards to our named executive officers during the fiscal year ended December 31, 2013.

Outstanding Equity Awards Value at 2013 Fiscal Year-End

There were no outstanding equity awards for our named executive officers as of December 31, 2013.

Option Exercises and Equity Awards Vested in Fiscal Year 2013

There were no exercises of equity awards and no vesting of equity awards for our named executive officers during fiscal 2013.

Pension Benefits

We do not provide pension benefits for our named executive officers.

Nonqualified Deferred Compensation

We established a nonqualified deferred compensation plan in 2013, the Alta Mesa Holdings, L.P. Supplemental Executive Retirement Plan (the “Plan”), to provide additional flexibility and tax planning advantages to our executives and other key highly compensated employees.  The Board of Directors administers the Plan, and at its sole discretion, designates employees eligible to participate.  Participants may defer up to 90% of their salary and up to 100% of their cash bonus under the program.   The Board of Directors may also, at its sole discretion, make elective employer contributions on behalf of selected participants.  The terms of such contributions may include a specified vesting schedule, intended to encourage continuous service to the Company.  If no schedule is specified with the award, the Plan provides for vesting based on years of service, with full vesting at three years.  Participants may withdraw vested funds from the Plan in accordance with the distribution schedule established when the contributions are elected or awarded, with the option of deferring a very short time or as long as until retirement from the Company.  The Plan is an unsecured and unfunded promise to pay the participants, who are general creditors of the Company.

In 2013, no amounts of salary or bonus were elected to be deferred under the plan by any named executive.  One elective employer contribution was made for the account of David Murrell.  The Board of Directors elected to make this distribution subject to a four-year vesting schedule, with 20% vested immediately and 20% to vest each subsequent year.

NONQUALIFIED DEFERRED COMPENSATION
Aggregate
	Executive	Company		Aggregate	Withdrawals /	Aggregate
	Contributions	Contributions		Earnings	Distributions	Balance at
Name	in 2013 ($)	in 2013 ($)		in 2013 ($)	during 2013 ($)	December 31, 2013 ($)
David Murrell	$—	$325,000	(1)	$—	$—	$325,000

(1) Included in "All Other Compensation" on the Summary Compensation Table.

Termination of Employment and Change–in–Control Provisions

Messrs. Chappelle, Ellis, McCabe and Murrell are parties to employment agreements which provide them with post–termination benefits in a variety of circumstances. The amount of compensation payable in some cases may vary depending on the nature of the termination, whether as a result of retirement/voluntary termination, involuntary not–for–cause termination, termination following a change of control and in the event of disability or death of the executive. The discussion below describes the varying amounts payable in each of these situations. It assumes, in each case, that the officer’s termination was effective as of December 31, 2013. In presenting this disclosure, we describe amounts earned through December 31, 2013 and, in those cases where the actual amounts to be paid out can only be determined at the time of such executive’s separation from us, our estimates of the amounts which would be paid out to the executives upon their termination.

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

If the executive’s employment is involuntarily terminated by us (except for cause or due to the death of the executive) or if the executive’s employment is terminated due to disability or retirement or by the executive for good reason, we are obligated to pay as additional compensation an amount in cash equal to two years, except in the case of Mr. Murrell, in which case it was six months, as of December 31, 2013, of the executive’s base salary in effect as of the termination date. Under the terms of Mr. Murrell’s employment agreement, as of December 31, 2013, upon such involuntary termination, he would also be paid 50% of the annual bonus then in effect.  Mr. Murrell’s amended and restated employment agreement now provides for 18 months’ base salary and two times the annual bonus then in effect.  Assuming termination as of December 31, 2013, for both Messrs. Chappelle and Ellis, the termination benefit would have been $936,000; for Mr. McCabe, $840,000; and for Mr. Murrell, $297,500. In addition, all vested amounts in the executive’s deferred supplemental retirement account would be distributed.  Assuming termination as of December 31, 2013, Mr. Murrell, who is the only executive as of that date with a balance in that plan, would have received a distribution of $65,000.  Our executives are each entitled under their employment agreements to continued group health plan coverage following the termination date for the executive and the executive’s eligible spouse and dependents for the maximum period for which such qualified beneficiaries are eligible to receive COBRA coverage, which is 18 months. The executive shall not be required to pay more for COBRA coverage than officers who are then in active service for us and receiving coverage under the plan. Assuming termination as of December 31, 2013, for each of Messrs. Chappelle, Ellis, McCabe, and Murrell, this amount would have been $18.00 to each. Our total cost of providing this benefit would have been $29,582 for Mr. Chappelle, $42,330 for Mr. Ellis, $29,582 for Mr. McCabe, and $29,582 for Mr. Murrell.

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

Termination benefits under our supplemental executive retirement plan define “cause” as above for the employment agreements.  Under the terms of the Plan, termination for any reason other than cause would result in a distribution of the participant’s vested balance in the account.  The terms of the Plan also include a change of control provision, under which all balances in the Plan become immediately vested if the participant is terminated during the first year after the change in control for any reason other than cause.  Normal retirement age is defined under the Plan as 65 years of age.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of March 27, 2014 the limited partnership interests in Alta Mesa beneficially owned by:

•	all persons who, to the knowledge of our management team, beneficially own more than 5% of our outstanding limited partnership interests;
•	each current director of Alta Mesa GP, our general partner;
•	each principal officer of Alta Mesa GP; and
•	all current directors and principal officers of Alta Mesa GP as a group.

	Number	Percentage	Number	Percentage
	of Class A	of Class A	of Class B	of Class B
	Units	Units	Units	Units
	Beneficially	Beneficially	Beneficially	Beneficially
Name of Beneficial Owner (1)	Owned	Owned	Owned	Owned
Alta Mesa Investment Holdings Inc. (2)	10,000	10.00%	100,000	100.0%
Michael E. Ellis (3)	85,050	85.05%	—	—
Mickey Ellis (4)	—	—	—	—
Harlan H. Chappelle	4,500	4.50%	—	—
Don Dimitrievich	—	—	—	—
Michael A. McCabe	—	—	—	—
David Murrell	—	—	—	—
Directors and principal officers as a group (6 persons)	99,550	99.55%	—	—

(1)	Unless otherwise indicated, the address for all beneficial owners in this table is at 15021 Katy Freeway, Suite 400, Houston, Texas 77094.
(2)	Our Class A Limited Partners collectively own all of the common stock of Alta Mesa Investment Holdings, Inc. in the same proportions as their interest in us.
(3)

Mr. Ellis does not own directly any partnership interests. Includes limited partner interests held by Alta Mesa Resources, LP, Galveston Bay Resources Holdings, LP, Petro Acquisition Holdings, LP and Petro Operating Company Holdings, Inc., all entities owned and controlled by Mr. Ellis.

(4)	Mickey Ellis is the spouse of Michael E. Ellis. Ms. Ellis may be deemed to be the beneficial owner of the partnership interests owned by Mr. Ellis.

Additionally, our general partner, Alta Mesa GP, is owned by Mr. and Ms. Ellis and Alta Mesa Investment Holdings, Inc.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence

We do not have any formal policy with respect to the review and approval of related party transactions.

Ownership in Us and Our General Partner

Michael E. Ellis, our Chairman and Chief Operating Officer, and his spouse Mickey Ellis, one of our directors, own 85.05% of our Class A interests. Our general partner, Alta Mesa GP, is owned by Alta Mesa Resources, LP, an entity owned by Michael E. Ellis and Mickey Ellis, and Alta Mesa Investment Holdings, Inc. Our general partner has a 0.1% interest in us.

Founder Notes

We were founded in 1987 by Michael E. Ellis and we or our subsidiaries have over time entered into promissory notes to repay Mr. Ellis for contributions of working capital and other amounts. On March 25, 2014, these notes were amended and restated.  The maturity date of the notes was extended to December 31, 2021.  The interest rate and interest payment terms were not changed.

Land Consulting Services

David Murrell, our Vice President, Land and Business Development, is the principal of David Murrell & Associates, which provides land consulting services to us. The primary employee of David Murrell & Associates is his spouse, Brigid Murrell. Services are provided at a pre-negotiated hourly rate based on actual time employed by us. Total expenditures under this arrangement for the year ended December 31, 2013 were approximately $175,000. The contract may be terminated by either party without penalty upon 30 days’ notice.

Employee and Distribution

David McClure, one of our senior engineers and the son-in-law of our CEO, Harlan H. Chappelle, received total compensation of $390,000 for the year ended December 31, 2013. Additionally, his position provides him with the use of a company vehicle, similar to our other engineers whose duties include field oversight.

Director Independence

Our Board of Directors consists of five members, two of whom are non-employee directors. Because we only have debt securities registered with the SEC under the Exchange Act and because we do not have a class of securities listed on any national securities exchange, national securities association or inter-dealer quotation system, we are not required to have a board of directors comprised of a majority of independent directors under SEC rules or any listing standards. Accordingly, our Board of Directors has not made any determination as to whether the non-employee directors satisfy any independence requirements applicable to board members under the rules of the SEC or any national securities exchange, inter-dealer quotation system or any other independence definition.

Item 14. Principal Accountant Fees and Services

Our Board of Directors selected UHY LLP, an independent registered public accounting firm, to audit our consolidated financial statements for the fiscal year ended December 31, 2013. Aggregate fees for professional services rendered to us by UHY LLP for the years ended December 31, 2013 and 2012 were as follows:

Audit Fees

	2013	2012

Audit fees	$460,116	$546,750
Audit-related fees	40,000	39,650
Tax fees	23,515	—
All other fees	19,375	—
Total	$543,006	$586,400

The audit fees for the years ended December 31, 2013 and 2012, respectively, were for professional services rendered for the audits of our consolidated financial statements and review of our quarterly financial statements.

Audit-related fees

Audit-related fees for the years 2013 and 2012 include fees for the audit of our 401(k) employee savings plan.

Tax fees

The tax fees for the year ended December 31, 2013 were for professional services rendered for tax planning.

All other fees

All other fees represent consulting related to various transactions contemplated or executed during the year.

Pre-Approval Policies and Procedures

We currently have no Board committees. Our Board of Directors has adopted policies regarding the pre-approval of auditor services. Specifically, the Board of Directors approves all services provided by the independent public accountants at its March meeting. All additional services must be pre-approved on a case-by-case basis. Our Board of Directors reviews the actual and budgeted fees for the independent public accountants periodically at regularly scheduled board meetings. All of the services provided by UHY LLP during fiscal 2013 and 2012 were approved by the Board of Directors.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)Documents filed as part of this report:

1.Financial Statements:

(i)Independent Registered Public Accounting Firm’s Report

(ii)Consolidated Statements of Operations for each of the three years in the period ended December 31, 2013

(iii)Consolidated Balance Sheets as of December 31, 2013 and 2012

(iv)Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2013

(v)Consolidated Statements of Changes in Partners’ Capital (Deficit) for each of the three years in the period ended December 31, 2013

(vi)Notes to Consolidated Financial Statements

(vii)Supplemental Oil and Natural Gas Information (Unaudited)

2.Financial Statement Schedules:

(i)All schedules are omitted as they are not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.

3.Exhibits:

EXHIBIT NUMBER	Description Of Exhibit

3.1

Articles of Organization of Alta Mesa Holdings GP, LLC dated as of September 26, 2005 (incorporated by reference from Exhibit 3.1 to Alta Mesa Holdings, LP’s registration statement on Form S-4 filed with the SEC on April 27, 2011).

3.2*	Amended and Restated Limited Liability Company Agreement of Alta Mesa Holdings GP, LLC, dated as of March 25, 2014.

3.3

Certificate of Limited Partnership of Alta Mesa Holdings, LP, dated as of September 26, 2005 (incorporated by reference from Exhibit 3.3 to Alta Mesa Holdings, LP’s registration statement on Form S-4 filed with the SEC on April 27, 2011).

3.4

Second Amended and Restated Limited Partnership Agreement of Alta Mesa Holdings, LP, dated as of March 25, 2014 (incorporated by reference from Exhibit 3.1 to Alta Mesa Holdings, LP’s Current Report on Form 8-K filed with the SEC on March 26, 2014).

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

10.4 *	Amended and Restated Employment Agreement, dated March 25, 2014, between Alta Mesa Services, LP and Harlan H. Chappelle

10.5 *	Amended and Restated Employment Agreement, dated March 25, 2014, between Alta Mesa Services, LP and Michael E. Ellis

10.6 *	Amended and Restated Employment Agreement, dated March 25, 2014, between Alta Mesa Services, LP and Michael A. McCabe

10.7 *	Amended and Restated Employment Agreement, dated March 25, 2014, between Alta Mesa Services, LP and F. David Murrell

10.8

Second Amended and Restated Promissory Note, dated March 25, 2014 executed by Galveston Bay Resources, LP in favor of Michael E. Ellis (incorporated by reference from Exhibit 10.3 to Alta Mesa Holdings, LP’s Current Report on Form 8-K filed with the SEC on March 26, 2014).

10.9

Second Amended and Restated Promissory Note, dated March 25, 2014 executed by Alta Mesa Holdings, LP in favor of Michael E. Ellis (incorporated by reference from Exhibit 10.4 to Alta Mesa Holdings, LP’s Current Report on Form 8-K filed with the SEC on March 26, 2014).

10.10

Second Amended and Restated Promissory Note, dated March 25, 2014, executed by Petro Acquisitions, LP in favor of Michael E. Ellis (incorporated by reference from Exhibit 10.5 to Alta Mesa Holdings, LP’s Current Report on Form 8-K filed with the SEC on March 26, 2014).

10.11

Amendment No. 3 to Sixth Amended and Restated Credit Agreement by and among Alta Mesa Holdings, LP, Wells Fargo Bank, N.A., as administrative agent, and the lenders party thereto from time to time, dated as of May 23, 2011 (incorporated by reference from Exhibit 10.20 to Alta Mesa Holdings, LP’s registration statement on Form S-4/A filed with the SEC on July 11, 2011).

10.12

Amendment No. 5 to Sixth Amended and Restated Credit Agreement by and among Alta Mesa Holdings, LP, Wells Fargo Bank, N.A., as administrative agent, and the lenders party thereto from time to time, dated as of May 15, 2012 (incorporated by reference from Exhibit 10.1 to Alta Mesa Holdings, LP’s quarterly report on Form 10-Q filed with the SEC on May 15, 2012).

10.13

Amendment No. 4 to Sixth Amended and Restated Credit Agreement by and among Alta Mesa Holdings, LP, Wells Fargo Bank, N.A., as administrative agent, and the lenders party thereto from time to time, dated as of November 7, 2011 (incorporated by reference from Exhibit 10.1 to Alta Mesa Holdings, LP’s quarterly report on Form 10-Q filed with the SEC on November 14, 2011).

10.14

Alta Mesa Holdings, L. P. Supplemental Executive Retirement Plan, dated August 8, 2013 (incorporated by reference from Exhibit 10.1 to Alta Mesa Holdings, LP’s current report on Form 8-K filed with the SEC on December 20, 2013).

10.15

Purchase and Sale Agreement dated March 25, 2014 among AM Eagle LLC and Memorial Production Partners LP (incorporated by reference from Exhibit 10.1 to Alta Mesa Holdings, LP’s Current Report on Form 8-K filed with the SEC on March 26, 2014).

10.16

Amendment No. 7 to Sixth Amended and Restated Credit Agreement by and among Alta Mesa Holdings, LP, Wells Fargo Bank, N.A., as administrative agent, and the lenders party thereto from time to time, dated as of March 25, 2014 (incorporated by reference from Exhibit 10.2 to Alta Mesa Holdings, LP’s Current Report on Form 8-K filed with the SEC on March 26, 2014).

21.1*	Subsidiaries of the Company.

23.1*	Consent of UHY LLP.

23.2*	Consent of Ryder Scott Company, L. P.

31.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

31.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

32.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

99.1*	Audit Letter by Ryder Scott Company, L. P., dated as of March 17, 2014.

101*	Interactive Data Files.

*Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTA MESA HOLDINGS, L.P.

(Registrant)

By	/S/ MICHAEL A. MCCABE
Michael A. McCabe Chief Financial Officer

Dated March 27, 2014

In accordance with the Exchange Act, this report has been signed below on the 27th day of March, 2014, by the following persons on behalf of the registrant and in the capacities indicated.

	Signature	Title

By:	/s/ HARLAN H. CHAPPELLE Harlan H. Chappelle	President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ MICHAEL E. ELLIS Michael E. Ellis	Founder, Chairman, Vice President of Engineering and Chief Operating Officer, Director

By:	/s/ MICKEY ELLIS Mickey Ellis	Director

By:	/s/ MICHAEL A. MCCABE Michael A. McCabe	Vice President, Chief Financial Officer and Director (Principal Financial Officer)

By:	/s/ DON DIMITRIEVICH Don Dimitrievich	Director

By:	/s/ RONALD J. SMITH Ronald J. Smith	Chief Accounting Officer (Principal Accounting Officer)

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

“BOE”.  One barrel of oil equivalent determined using the ratio of six Mcf of natural gas to one barrel of oil, condensate or natural gas liquids. The ratio of six Mcf of natural gas to one Bbl of oil or natural gas liquids is commonly used in the oil and natural gas business and represents the approximate energy equivalency of six Mcf of natural gas to one Bbl of oil or natural gas liquids, and does not represent the sales price equivalency of natural gas to oil or natural gas liquids. Currently, the sales price of one Bbl of oil or natural gas liquids is significantly higher than the sales price of six Mcf of natural gas.

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

“NGLs” or “natural gas liquids.” Hydrocarbons found in natural gas which may be extracted as liquefied petroleum gas and natural gasoline.

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

“Proved undeveloped reserves (“PUD”)”. Proved undeveloped oil and natural gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage are limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units are claimed only where it can be demonstrated with reasonable certainty that there is continuity of production from the existing productive formation. Estimates for proved undeveloped reserves will not be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Alta Mesa Holdings, LP and Subsidiaries

Houston, Texas

We have audited the accompanying consolidated balance sheets of Alta Mesa Holdings, LP and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in partners’ capital (deficit) and cash flows for each of the years in the three-year period ended December 31, 2013. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/S/ UHY LLP

Houston, Texas

March 27, 2014

ALTA MESA HOLDINGS, LP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012

	(dollars in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,537	$5,786
Restricted cash	—	2,305
Accounts receivable, net	43,486	40,715
Other receivables	2,552	4,415
Prepaid expenses and other current assets	3,077	4,501
Derivative financial instruments	5,572	21,360
TOTAL CURRENT ASSETS	61,224	79,082
PROPERTY AND EQUIPMENT
Oil and natural gas properties, successful efforts method, net	691,770	639,466
Other property and equipment, net	9,100	16,031
TOTAL PROPERTY AND EQUIPMENT, NET	700,870	655,497
OTHER ASSETS
Investment in Partnership — cost	9,000	9,000
Deferred financing costs, net	10,943	13,685
Derivative financial instruments	3,405	14,066
Advances to operators	6,863	9,416
Deposits and other assets	1,186	1,686
TOTAL OTHER ASSETS	31,397	47,853
TOTAL ASSETS	$793,491	$782,432
LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$96,095	$112,684
Current portion, asset retirement obligations	3,844	64
Derivative financial instruments	4,483	91
TOTAL CURRENT LIABILITIES	104,422	112,839
LONG-TERM LIABILITIES
Asset retirement obligations, net of current portion	52,179	48,529
Long-term debt	766,868	601,858
Notes payable to founder	23,331	22,123
Derivative financial instruments	4,486	—
Other long-term liabilities	2,312	3,451
TOTAL LONG-TERM LIABILITIES	849,176	675,961
TOTAL LIABILITIES	953,598	788,800
COMMITMENTS AND CONTINGENCIES (NOTE 11)
PARTNERS’ CAPITAL (DEFICIT)	(160,107)	(6,368)
TOTAL LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)	$793,491	$782,432

See notes to consolidated financial statements.

ALTA MESA HOLDINGS, LP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2013	2012	2011
	(dollars in thousands)

REVENUES
Oil	$291,643	$220,638	$161,726
Natural gas	85,720	95,922	144,548
Natural gas liquids	15,264	15,606	17,637
Other revenues	1,207	4,567	2,127
	393,834	336,733	326,038
Unrealized gain (loss) — oil and natural gas derivative contracts	(35,327)	(17,434)	28,169
TOTAL REVENUES	358,507	319,299	354,207
EXPENSES
Lease and plant operating expense	70,450	69,047	62,637
Production and ad valorem taxes	26,369	23,485	19,357
Workover expense	13,679	12,740	11,777
Exploration expense	33,065	21,912	15,785
Depreciation, depletion, and amortization expense	118,558	109,252	94,251
Impairment expense	143,166	96,227	18,735
Accretion expense	2,133	1,813	1,812
Loss on sale of assets	2,715	—	—
General and administrative expense	47,023	40,222	33,087
TOTAL EXPENSES	457,158	374,698	257,441
INCOME (LOSS) FROM OPERATIONS	(98,651)	(55,399)	96,766
OTHER INCOME (EXPENSE)
Interest expense	(55,188)	(41,932)	(32,722)
Interest income	124	99	78
Litigation settlement	—	1,250	—
Gain on contract settlement	—	—	1,285
TOTAL OTHER INCOME (EXPENSE)	(55,064)	(40,583)	(31,359)
INCOME (LOSS) BEFORE STATE INCOME TAXES	(153,715)	(95,982)	65,407
BENEFIT FROM (PROVISION FOR) STATE INCOME TAXES	—	107	(228)
NET INCOME (LOSS)	$(153,715)	$(95,875)	$65,179

See notes to consolidated financial statements.

ALTA MESA HOLDINGS, LP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

(dollars in thousands)

BALANCE, DECEMBER 31, 2010	$24,658
DISTRIBUTIONS	(165)
NET INCOME	65,179
BALANCE, DECEMBER 31, 2011	89,672
DISTRIBUTIONS	(165)
NET LOSS	(95,875)
BALANCE, DECEMBER 31, 2012	(6,368)
DISTRIBUTIONS	(24)
NET LOSS	(153,715)
BALANCE, DECEMBER 31, 2013	$(160,107)

See notes to consolidated financial statements.

ALTA MESA HOLDINGS, LP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011

	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(153,715)	$(95,875)	$65,179
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization expense	118,558	109,252	94,251
Impairment expense	143,166	96,227	18,735
Accretion expense	2,133	1,813	1,812
Amortization of loan costs	2,839	2,424	2,813
Amortization of debt discount	510	322	260
Dry hole expense	15,295	8,454	6,064
Expired leases	3,289	—	96
Unrealized (gain) loss on derivatives	35,327	16,134	(32,256)
(Gain) on contract settlement	—	—	(1,285)
Interest converted into debt	1,208	1,212	1,202
Loss on sale of assets	2,715	—	—
Deferred state tax provision	—	—	228
Changes in assets and liabilities:
Restricted cash	2,305	(2,305)	—
Accounts receivable	(2,771)	92	(2,726)
Other receivables	1,863	(1,609)	3,532
Prepaid expenses and other non-current assets	4,477	(5,558)	(4,478)
Settlement of asset retirement obligation	(1,548)	(3,562)	(1,665)
Accounts payable, accrued liabilities, and other long-term liabilities	(3,132)	20,172	(1,107)
NET CASH PROVIDED BY OPERATING ACTIVITIES	172,519	147,193	150,655
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property and equipment	(311,438)	(224,719)	(193,770)
Acquisitions	(51,377)	(30,346)	(72,363)
Proceeds from sale of property	26,668	—	—
NET CASH USED IN INVESTING ACTIVITIES	(336,147)	(255,065)	(266,133)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	214,500	270,000	130,500
Repayments of long-term debt	(50,000)	(155,500)	(15,000)
Additions to deferred financing costs	(97)	(3,307)	(2,063)
Capital distributions	(24)	(165)	(165)
NET CASH PROVIDED BY FINANCING ACTIVITIES	164,379	111,028	113,272
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	751	3,156	(2,206)
CASH AND CASH EQUIVALENTS, beginning of period	5,786	2,630	4,836
CASH AND CASH EQUIVALENTS, end of period	$6,537	$5,786	$2,630
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$50,731	$36,853	$32,069
Cash paid during the period for state taxes	$18	$124	$—
Change in asset retirement obligations	$854	$1,661	$587
Asset retirement obligations assumed, purchased properties	$5,480	$1,476	$2,807
Change in accruals or liabilities for capital expenditures	$(14,085)	$22,061	$(17,478)

See notes to consolidated financial statements.

ALTA MESA HOLDINGS, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

NOTE 1 — NATURE OF OPERATIONS

Nature of Operations.  Alta Mesa Holdings, LP (“Alta Mesa,” the “Company,” “us,” “our,” or “we”) is engaged primarily in the acquisition, exploration, development, and production of oil and natural gas properties. Our core properties are located in Texas, Louisiana, and Oklahoma.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Reserve estimates significantly impact depreciation, depletion and amortization expense and potential impairments of oil and natural gas properties and are subject to change based on changes in oil and natural gas prices and trends and changes in estimated reserve quantities.  Other significant estimates include those related to oil and natural gas reserves, the value of oil and natural gas properties (including acquisition properties), oil and natural gas revenues, bad debts, asset retirement obligations, derivative contracts, state taxes and contingencies and litigation. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. We review estimates and underlying assumptions on a regular basis.  Actual results may differ from these estimates.

Reclassifications.   Certain amounts in the 2012 and 2011 consolidated financial statements have been reclassified to conform to the 2013 presentation. The reclassifications had no impact on net income (loss) or partners’ capital (deficit).

In 2013 we revised our reporting for natural gas liquids produced in our Oklahoma properties.  Whereas we had previously reported all revenues from Oklahoma for 2012 and 2011 as attributable to a single stream of rich natural gas, we began recording revenues for natural gas liquids from Oklahoma separately in 2013.  For comparability, we have reclassified approximately $3.3 million in revenues from natural gas to natural gas liquids for the year 2012.  For 2011, we have reclassified $5.0 million in natural gas revenues to revenues from natural gas liquids.  These reclassifications had no impact on previously reported total revenues, net income, cash flows, or partners’ capital (deficit).

Cash and Cash Equivalents. We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains cash balances at financial institutions in the United States of America, which at times exceed federally insured amounts. The Federal Deposit Insurance provides insurance up to $250,000 per depositor. We monitor the financial condition of the financial institutions and have experienced no losses associated with these accounts. Restricted cash in 2012 included a balance on deposit related to deferred payment of certain royalties.

Accounts Receivable. Our receivables arise from the sale of oil and natural gas and joint interest owner receivables for properties in which we serve as the operator. This concentration of customers may impact our overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions affecting the oil and natural gas industry. Accounts receivable are generally not collateralized.

Allowance for Doubtful Accounts. We routinely assess the recoverability of all material trade and other receivables to determine their collectability. We accrue a reserve when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of the reserve can be reasonably estimated. Accounts receivable are shown net of allowance for doubtful accounts of $1.4 million and $0.8 million as of December 31, 2013 and 2012, respectively.

Deferred Financing Costs. Deferred financing costs and the amount of discount at which notes payable have been issued (debt discount) are amortized using the straight-line method, which approximates the interest method, over the term of the related debt. For the years ended December 31, 2013, 2012, and 2011, amortization of deferred financing costs included in interest expense amounted to $2.8 million, $2.4 million, and $2.8 million, respectively. Deferred financing costs are listed among our long-term assets, net of accumulated amortization of $12.8 million and $9.9 million at December 31, 2013 and 2012, respectively.

Property and Equipment. Oil and natural gas producing activities are accounted for using the successful efforts method of accounting. Under the successful efforts method, lease acquisition costs and all development costs, including unsuccessful development wells, are capitalized.

Unproved Properties — Acquisition costs associated with the acquisition of leases are recorded as unproved properties and capitalized as incurred. These consist of costs incurred in obtaining a mineral interest or right in a property, such as a lease, in addition to options to lease, broker fees, recording fees and other similar costs related to activities in acquiring properties. Unproved properties are classified as unproved until proved reserves are discovered, at which time related costs are transferred to proved oil and natural gas properties.

Exploration Expense — Exploration expenses, other than exploration drilling costs, are charged to expense as incurred. These expenses include seismic expenditures and other geological and geophysical costs, expired leases, gain or loss on settlement of asset retirement obligations and lease rentals. The costs of drilling exploratory wells and exploratory-type stratigraphic wells are initially capitalized pending determination of whether the well has discovered proved commercial reserves. If the exploratory well is determined to be unsuccessful, the cost of the well is transferred to expense. Exploratory well drilling costs may continue to be capitalized if the reserve quantity is sufficient to justify completion as a producing well and sufficient progress in assessing the reserves and the economic and operating viability of the project is being made. Assessments of such capitalized costs are made quarterly.

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

Our evaluation of the Company’s proved properties resulted in impairment expense of $135.2 million, $90.3 million, and $16.9 million for the years ended December 31, 2013, 2012, and 2011, respectively.

In addition, the Company recorded other write-downs and impairment expense of casing and tubing to lower of cost or market, of zero,  zero and $162,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Unproved properties are assessed at least annually to determine whether they have been impaired. Individually significant properties are assessed for impairment on a property-by-property basis, while individually insignificant unproved properties may be assessed in the aggregate. If unproved properties are found to be impaired, an impairment allowance is provided and a loss is recognized in the consolidated statement of operations. For the years ended December 31, 2013, 2012 and 2011, impairment expense of unproved properties was $8.0 million, $5.9 million, and $1.8 million, respectively.

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

If the carrying value is not recoverable on an undiscounted basis, the impairment loss is measured as the excess of the asset’s carrying value over its fair value. Management assesses the fair value of long-lived assets using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third party comparable sales, internally developed discounted cash flow analysis and analysis from outside advisors. Significant changes in market conditions resulting from events such as the condition of an asset or a change in management’s intent to utilize the asset would generally require management to reassess the cash flows related to the long-lived assets. For the years ended December 31, 2013, 2012, and 2011, respectively, the Company did not record any impairment expense related to other long-lived assets.

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

DD&A expense for the years ended December 31, 2013, 2012, and 2011 related to oil and natural gas properties was $115.5 million, $106.6 million, and $92.3 million, respectively.

Leasehold improvements to offices are depreciated using the straight-line method over the life of the lease. The Company’s drilling rig, which was sold during 2013, was depreciated using the straight-line method of depreciation over a period of approximately fifteen years.  Other property and equipment is depreciated using the straight-line method over periods ranging from three to seven years. Depreciation expense for non-oil and gas property and equipment for the years ended December 31, 2013, 2012, and 2011 was $3.1 million, $2.7 million, and $1.9 respectively.

Investment. The Company’s investment consists of a 10% ownership interest in a drilling company, Orion Drilling Company, LP (“Orion”). The investment is accounted for under the cost method. Under this method, the Company’s share of earnings or losses of the investment are not included in the statements of operations.

Asset Retirement Obligations. We recognize liabilities for the future costs of dismantlement and abandonment of our wells, facilities, and other tangible long-lived assets along with an associated increase in the carrying amount of the related long-lived asset.  The fair value of new asset retirement obligations are estimated using expected future costs discounted to present value.  The cost of the tangible asset, including the asset retirement cost, is depleted over the useful life of the asset.  Accretion expense is recognized as the discounted liability is accreted to its expected settlement value.   Asset retirement obligations are subject to revision primarily for changes to the estimated timing and cost of abandonment.

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

We have considered our exposure under the standard at both the federal and state tax levels.  We have not recorded any liabilities for uncertain tax positions as of December 31, 2013 and 2012. We record income tax, related interest, and penalties, if any, as a component of income tax expense. We did not incur any interest or penalties on income taxes for the years ended December 31, 2013,  2012, or 2011.

The Company’s tax returns for the years ended December 31, 2009 forward remain open for examination. None of the Company’s federal or state tax returns are currently under examination by the relevant authorities.

Revenue Recognition. We recognize oil, natural gas and natural gas liquids revenues when products are delivered at a fixed or determinable price, title has transferred and collectability is reasonably assured. We use the sales method of accounting for recognition of natural gas imbalances. Revenue from drilling rigs has been recorded when services were performed.

Fair Value of Financial Instruments. The fair value of cash, accounts receivable and current liabilities approximate book value due to their short-term nature. The estimate of fair value of long-term debt under our credit facility is not considered to be materially different from carrying value due to market rates of interest. The fair value of the debt to our founder is not practicable to determine. We have estimated the fair value of our $450 million senior notes payable at $482.6 million on December 31, 2013. Derivative financial instruments are carried at fair value. See Note 5 for further information on fair values of financial instruments. See Note 9 for information on long-term debt.

Acquisitions. Acquisitions are accounted for as purchases using the acquisition method of accounting. Accordingly, the results of operations are included in our consolidated statements of operations from the closing date of the acquisitions. Purchase prices are allocated to acquired assets and assumed liabilities based on their estimated fair value at the time of the acquisition.

Recent Accounting Pronouncements

In January 2013 we adopted ASU No. 2011-11, which increases disclosures about offsetting assets and liabilities. New disclosures are required to enable users of financial statements to understand significant quantitative differences in balance sheets prepared under GAAP and International Financial Reporting Standards (IFRS) related to the offsetting of financial instruments. The additional disclosures are included in Note 6.

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

NOTE 3 — SIGNIFICANT ACQUISITIONS AND DIVESTITURES

Stone Acquisition

On October 1, 2013 we closed a transaction to purchase certain producing properties in South Louisiana from Stone Energy Offshore, L.L.C. (“Stone”) for cash consideration of approximately $45 million plus related abandonment costs, which was later modified through settlement adjustments to approximately $42 million cash. The purchase price was funded with borrowings under our senior secured revolving credit facility. This purchase increases our working interest in numerous wells in our Weeks Island field and adds several properties in which we previously had no working interest. Total estimated net proved reserves associated with the acquisition were 1.8 million BOE as of the effective date of July 1, 2013.

A summary of the consideration paid and the preliminary allocation of the purchase prices are as follows (dollars in thousands):

October 1,
2013
(unaudited)
(dollars in thousands)

Summary of Consideration
Cash	$42,163
Fair value of asset retirement obligations assumed	5,311
Total	$47,474

Summary of Purchase Price Allocation
Proved oil and natural gas properties	$30,601
Unproved oil and natural gas properties	16,873
Total	$47,474

The revenue and earnings related to the Stone acquisition are included in our consolidated statement of operations for the year ended December 31, 2013 from date of acquisition. The revenue and earnings of the combined entity, had the acquisitions occurred at January 1, 2012, are provided below. This unaudited pro forma information has been derived from historical information and is for illustrative purposes only. The unaudited pro forma financial information does not attempt to predict or suggest future results. It also does not necessarily reflect what the historical results of the combined company would have been had the companies been combined during these periods.

	Total	Income
	Revenue	(Loss)
	(unaudited)
	(dollars in thousands)
Actual results of Stone included in our statement of operations for the period October 1, 2013
through December 31, 2013	$10,509	$8,575
Pro forma results for the combined entity for the year ended December 31, 2012	$340,103	$(85,985)
Pro forma results for the combined entity for the year ended December 31, 2013	$376,063	$(146,866)

Sydson and TODD Acquisitions

In 2011, we purchased certain oil and natural gas assets from Sydson Energy and certain of its related parties (“Sydson”) for a total of $28.4 million. We also purchased certain properties from Texas Oil Distribution & Development, Inc. and Matrix Petroleum LLC and certain other parties (“TODD”) for a total of $23.4 million. Funding for both acquisitions was provided through our credit facility. Results of the acquisitions are included in our consolidated statements of operations from the respective acquisition dates for Sydson and TODD of April 21, 2011 and June 17, 2011.   Unaudited pro forma revenues and net income for 2011 would have been $357.4 million and $67.1 million, respectively, had the Sydson and TODD acquisitions occurred as of the beginning of that year.

Hilltop Divestiture

On October 2, 2013 we closed the sale of certain of our properties in East Texas to Cubic Oil, Inc., comprising a portion of our Hilltop field (“Hilltop divestiture”). The properties sold were primarily producers of dry natural gas located in Leon County, Texas. As of July 1, 2013, estimated net proved reserves associated with these properties were 11.2 Bcfe. The cash purchase price was approximately $19 million (net of costs of the sale).   There was no material gain on the sale.

Other

During 2013, we sold our drilling rig for a cash purchase price of approximately $7 million and recorded a loss on sale of approximately $1.2 million.

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,	December 31,
	2013	2012
	(dollars in thousands)
OIL AND NATURAL GAS PROPERTIES
Unproved properties	$86,721	$56,364
Accumulated impairment	(7,356)	(6,040)
Unproved properties, net	79,365	50,324
Proved oil and natural gas properties	1,405,658	1,167,935
Accumulated depreciation, depletion, amortization and impairment	(793,253)	(578,793)
Proved oil and natural gas properties, net	612,405	589,142
TOTAL OIL AND NATURAL GAS PROPERTIES, net	691,770	639,466
LAND	1,418	1,185
DRILLING RIG	—	10,500
Accumulated depreciation	—	(1,837)
TOTAL DRILLING RIG, net	—	8,663
OTHER PROPERTY AND EQUIPMENT
Office furniture and equipment, vehicles	13,802	9,657
Accumulated depreciation	(6,120)	(3,474)
OTHER PROPERTY AND EQUIPMENT, net	7,682	6,183
TOTAL PROPERTY AND EQUIPMENT, net	$700,870	$655,497

Suspended Well Costs

The following table reflects the net changes in deferred capitalized exploratory well costs during 2013, 2012, and 2011. The table does not include amounts that were capitalized and either subsequently expensed or reclassified to producing well costs in the same year.

	Year Ended December 31,
	2013	2012	2011

	(dollars in thousands)
Balance, beginning of year	$4,627	$—	$—
Additions to capitalized well costs pending determination of proved reserves	21,693	4,627	—
Capitalized exploratory well costs charged to expense	(7,956)	—	—
Balance, end of year	$18,364	$4,627	$—

The ending balance in deferred capitalized exploratory well costs includes the costs of four wells in three different prospects.  The largest of these is for an exploratory well in New Mexico, $13.0 million.  We have not capitalized exploratory well costs for periods greater than one year at December 31, 2013 and 2012.

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

We utilize the modified Black-Scholes and the Turnbull Wakeman option pricing models to estimate the fair value of oil and natural gas derivative contracts. Inputs to these models include observable inputs from the New York Mercantile Exchange (NYMEX) and other exchanges for futures contracts, and inputs derived from NYMEX observable inputs, such as implied volatility of oil and natural gas prices. We have classified the fair values of all our oil and natural gas derivative contracts as Level 2.

The fair value of our interest rate derivative contracts, which expired in 2012, was calculated using the Black-Scholes option pricing model and is also considered a Level 2 fair value.

Our senior notes are carried at historical cost, net of amortized discount; we estimate the fair value of the senior notes for disclosure purposes (see Note 2). This estimation is based on the most recent trading values of the notes at or near the reporting date, a Level 1 classification.

Oil and natural gas properties are subject to impairment testing and potential impairment write down as described in Note 2. Oil and natural gas properties with a carrying amount of $237.2 million were written down to their fair value of $94.0 million, resulting in an impairment charge of $143.2 million for the year ended December 31, 2013. Oil and natural gas properties with a carrying amount of $363.7 million were written down to their fair value of $267.5 million, resulting in an impairment charge of $96.2 million for the year ended December 31, 2012. Oil and natural gas properties with a carrying amount of $35.2 million were written down to their fair value of $16.5 million, resulting in an impairment charge of $18.7 million for the year ended December 31, 2011. The impairment analysis is based on the estimated discounted future cash flows for those properties. Significant Level 3 assumptions used in the calculation of estimated discounted cash flows included our estimate of future oil and natural gas prices, production costs, development expenditures, estimated quantities and timing of production of proved reserves, appropriate risk-adjusted discount rates, and other relevant data.

In addition, other equipment, included in oil and gas properties, was impaired zero,  zero, and $162,000 for the years ended December 31, 2013, 2012 and 2011, respectively, based on market information for similar products, which is a Level 3 value.

In connection with the Stone acquisition in 2013 we recorded oil and natural gas properties with a fair value of $47.5 million.  In connection with the Sydson and TODD acquisitions in 2011, we recorded oil and natural gas properties with a fair value of $28 million and $23 million, respectively. Significant Level 3 inputs used were the same as those used in determining impairments based on estimated discounted cash flows for the acquired properties.

New additions to asset retirement obligations result from estimations for new properties, and fair values for them are categorized as Level 3. Such estimations are based on present value techniques which utilize company-specific information for such inputs as cost and timing of plug and abandonment of wells and facilities. We recorded a total of $6.5 million in additions to asset retirement obligations measured at fair value for the year ended December 31, 2013.  We recorded a total of $2.3 million in additions to asset retirement obligations measured at fair value for the year ended December 31, 2012.

The following table presents information about our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

	Level 1	Level 2	Level 3	Total

	(dollars in thousands)
At December 31, 2013:
Financial Assets:
Derivative contracts for oil and natural gas	—	$27,850	—	$27,850
Financial Liabilities:
Derivative contracts for oil and natural gas	—	$27,842	—	$27,842
At December 31, 2012:
Financial Assets:
Derivative contracts for oil and natural gas	—	$65,489	—	$65,489
Financial Liabilities:
Derivative contracts for oil and natural gas	—	$30,154	—	$30,154

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

From time to time, we enter into interest rate swap agreements with financial institutions to mitigate the risk of loss due to changes in interest rates. The interest rate swaps are not designated as cash flow hedges in accordance with ASC 815. Both realized gains and losses from settlement and unrealized gains and losses from changes in the fair market value of the interest rate swaps are included in interest expense.

No derivative contracts have been entered into for trading purposes, and we typically hold each instrument to maturity.

The second table below provides information on the location and amounts of realized and unrealized gains and losses on derivatives included in the consolidated statement of operations for each of the years ended December 31, 2013 and 2012.

Derivative contracts are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets. This netting can cause derivative assets to be ultimately presented in a (liability) account on the consolidated balance sheets.  Likewise, derivative (liabilities) could be presented in an asset account.

The following table summarizes the fair value (see Note 5 for further discussion of fair value) and classification of our derivative instruments, none of which have been designated as hedging instruments under ASC 815:

			Net Fair
	Gross	Gross amounts	Value of Assets
December 31, 2013	Fair Value	offset against assets	presented in
Balance sheet location	of Assets	in the Balance Sheet	the Balance Sheet

	(dollars in thousands)
Derivative financial instruments, current assets	$13,218	$(7,646)	$5,572
Derivative financial instruments, long-term assets	14,632	(11,227)	3,405
Total	$27,850	$(18,873)	$8,977

			Net Fair
	Gross	Gross amounts	Value of Liabilities
December 31, 2013	Fair Value	offset against liabilities	presented in
Balance sheet location	of Liabilities	in the Balance Sheet	the Balance Sheet

	(dollars in thousands)
Derivative financial instruments, current liabilities	$12,129	$(7,646)	$4,483
Derivative financial instruments, long-term liabilities	15,713	(11,227)	4,486
Total	$27,842	$(18,873)	$8,969

			Net Fair
	Gross	Gross amounts	Value of Assets
December 31, 2012	Fair Value	offset against assets	presented in
Balance sheet location	of Assets	in the Balance Sheet	the Balance Sheet

	(dollars in thousands)
Derivative financial instruments, current assets	$40,116	$(18,756)	$21,360
Derivative financial instruments, long-term assets	25,373	(11,307)	14,066
Total	$65,489	$(30,063)	$35,426

			Net Fair
	Gross	Gross amounts	Value of Liabilities
December 31, 2012	Fair Value	offset against liabilities	presented in
Balance sheet location	of Liabilities	in the Balance Sheet	the Balance Sheet

	(dollars in thousands)
Derivative financial instruments, current liabilities	$18,847	$(18,756)	$91
Derivative financial instruments, long-term liabilities	11,307	(11,307)	—
Total	$30,154	$(30,063)	$91

The following table summarizes the effect of our derivative instruments in the consolidated statements of operations (dollars in thousands):

Derivatives not
designated as hedging	Location of	Classification of	Year Ended December 31,
instruments under ASC 815	Gain (Loss)	Gain (Loss)	2013	2012	2011

Natural gas commodity contracts	Natural gas revenues	Realized	$24,370	$38,347	$25,208
Oil commodity contracts	Oil revenues	Realized	(6,193)	(1,162)	(3,756)
Interest rate contracts	Interest expense	Realized	—	(1,337)	1,363
Total realized gains (losses) from
derivatives not designated as hedges			$18,177	$35,848	$22,815
Natural gas commodity contracts	Unrealized gain (loss) —
	oil and natural gas
	derivative contracts	Unrealized	$(23,805)	$(22,316)	$21,937
Oil commodity contracts	Unrealized gain (loss) —
	oil and natural gas
	derivative contracts	Unrealized	(11,522)	4,882	6,232
Total unrealized gains (losses) from oil and
natural gas commodity contracts			(35,327)	(17,434)	28,169
Interest rate contracts	Interest expense	Unrealized	—	1,300	4,087
Total unrealized gains (losses) from
derivatives not designated as hedges			$(35,327)	$(16,134)	$32,256

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

We had the following open derivative contracts for natural gas at December 31, 2013:

NATURAL GAS DERIVATIVE CONTRACTS

	Volume in	Weighted	Range
Period and Type of Contract	MMBtu	Average	High	Low
2014
Price Swap Contracts	10,582,500	$4.76	$7.50	$4.01
Collar Contracts
Short Call Options	7,870,000	5.80	9.00	4.75
Long Put Options	2,570,000	5.14	6.00	4.25
Long Call Options	3,552,500	6.99	9.00	4.20
Short Put Options	4,541,000	3.35	4.00	3.00
2015
Price Swap Contracts	1,825,000	5.91	5.91	5.91
Collar Contracts
Short Call Options	7,300,000	4.52	4.52	4.51
Long Put Options	7,300,000	4.00	4.00	4.00
Short Put Options	7,300,000	3.25	3.25	3.25
2016
Collar Contracts
Short Call Options	455,000	7.50	7.50	7.50
Long Put Options	455,000	5.50	5.50	5.50
Short Put Options	455,000	4.00	4.00	4.00

We had the following open derivative contracts for crude oil at December 31, 2013:

OIL DERIVATIVE CONTRACTS

	Volume	Weighted	Range
Period and Type of Contract	in Bbls	Average	High	Low
2014
Price Swap Contracts	1,759,875	$95.16	$105.48	$81.00
Collar Contracts
Short Call Options	547,500	111.10	114.00	107.50
Long Put Options	816,950	90.89	95.00	70.00
Short Put Options	1,106,030	74.51	80.00	65.00
2015
Price Swap Contracts	766,500	97.60	99.30	95.73
Collar Contracts
Short Call Options	428,850	120.81	135.98	115.00
Long Put Options	1,231,850	87.15	95.00	85.00
Short Put Options	1,414,350	68.00	75.00	60.00
2016
Price Swap Contracts	292,800	94.91	94.92	94.90
Collar Contracts
Short Call Options	859,700	108.02	130.00	103.87
Long Put Options	859,700	85.98	95.00	80.00
Short Put Options	859,700	65.98	75.00	60.00
2017
Collar Contracts
Short Call Options	744,950	108.04	114.00	104.15
Long Put Options	744,950	83.26	90.00	80.00
Short Put Options	744,950	63.26	70.00	60.00
2018
Collar Contracts
Short Call Options	307,400	104.39	104.65	104.15
Long Put Options	307,400	80.00	80.00	80.00
Short Put Options	307,400	60.00	60.00	60.00

In those instances where contracts are identical as to time period, volume, strike price, and counterparty, but opposite as to direction (long and short), the volumes and average prices have been netted in the two tables above. Prices stated in the table above for oil may settle against either NYMEX or Brent ICE indices or may reflect a mix of positions settling on these two indices.

We had the following open financial basis swap contracts for crude oil at December 31, 2013:

						Weighted
						Average Spread
Volume in Bbl	Reference Price 1 (1)	Reference Price 2 (1)	Period			($ per Bbl)
181,000	Brent IPE	Argus Louisiana Light Sweet	Jan ’14	—	Jun ’14	$(0.20)

(1)    The spread in these trades limits the differential of the settlement quotation prices for Argus Louisiana Light Sweet crude over Brent IPE.

NOTE 7 — ASSET RETIREMENT OBLIGATIONS

A summary of the changes in our asset retirement obligations is included in the table below:

	Year Ended December 31,
	2013	2012	2011

	(dollars in thousands)
Balance, beginning of year	$48,593	$46,096	$42,713
Liabilities incurred	1,052	787	608
Liabilities assumed with acquired producing properties	5,480	1,476	2,807
Liabilities settled	(1,548)	(3,562)	(1,665)
Liabilities transferred in sales of properties	(606)	—	—
Revisions to estimates	919	1,983	(179)
Accretion expense	2,133	1,813	1,812
Balance, end of year	56,023	48,593	46,096
Less: Current portion	3,844	64	3,030
Long term portion	$52,179	$48,529	$43,066

The total revisions included $408,000,  $874,000, and ($21,000) related to additions to property, plant and equipment for the years ended December 31, 2013, 2012, and 2011, respectively.

NOTE 8 — RELATED PARTY TRANSACTIONS

We have notes payable to our founder which bear interest at 10% with a balance of $23.3 million and $22.1 million at December 31, 2013 and 2012, respectively. See further information at Note 9.

Alta Mesa Services, LP (“Alta Mesa Services”), one of our wholly owned subsidiaries, conducts our business and operations and, in addition to the board of directors of our general partner, makes decisions on our behalf. The consolidated statements of operations include the financial activity of Alta Mesa Services for the years ended December 31, 2013, 2012, and 2011, respectively.

During 2013, 2012, and 2011 Michael E. Ellis, our founder, Chief Operating Officer, and Chairman of the Board, received capital distributions from us of $17,500,  $165,000 and $165,000, respectively.

NOTE 9 — LONG TERM DEBT

Long-term debt consists of the following:

	December 31, 2013	December 31, 2012
	(dollars in thousands)
Credit Facility	$319,290	$154,790
Senior Notes	447,578	447,068
Total long-term debt	$766,868	$601,858
Notes payable to founder	$23,331	$22,123

Credit Facility. On May 13, 2010, we entered into a Sixth Amended and Restated Credit Agreement (as amended, the “credit facility”). The credit facility matures on May 23, 2016 and is secured by substantially all of our oil and gas properties. The credit facility borrowing base is redetermined periodically and, as of December 31, 2013, the borrowing base under the facility was $385.0 million. The credit facility bears interest at LIBOR plus applicable margins between 2.00% and 2.75% or a “Reference Rate,” which is based on the prime rate of Wells Fargo Bank, N. A., plus a margin ranging from 1.00% to 1.75%, depending on the utilization of our borrowing base. The rate was 2.75% as of December 31, 2013 and 2.33% as of December 31, 2012.

Senior Notes. We have $450 million in outstanding registered senior notes due October 15, 2018 that carry a stated interest rate of 9.625% and an effective interest rate of 9.783%.  Interest is payable semi-annually each April 15th and October 15th.    The senior notes are unsecured and are general obligations of the Company, and effectively rank junior to any of our existing or future secured indebtedness, which includes the credit facility. The senior notes are unconditionally guaranteed on a senior unsecured basis by each of our material subsidiaries. The balance is presented net of unamortized discount of $2.4 million and $2.9 million at December 31, 2013 and December 31, 2012, respectively.

The senior notes contain an optional redemption provision available beginning October 15, 2014 allowing us to retire the principal outstanding, in whole or in part, at 104.813%.  Additional optional redemption provisions allow for retirement at 102.406% and 100.0% beginning on each of October 15, 2015 and 2016, respectively.  Prior to October 15, 2014, we may redeem the senior notes in whole or in part at a price equal to 100 percent of the principal amount plus a specified make-whole premium and accrued and unpaid interest to the applicable redemption date.

Notes Payable to Founder. We have notes payable to our founder which bear simple interest at 10% with a balance of $23.3 million and $22.1 million at December 31, 2013 and December 31, 2012, respectively. As of December 31, 2013, the notes had a maturity date of December 31, 2018. Interest and principal are payable at maturity. These founder notes are unsecured and are subordinate to all debt. Interest on the notes payable to our founder amounted to $1.2 million during each of 2013, 2012, and 2011. Such amounts have been added to the balance of the founder notes.

Future maturities of long-term debt, including the notes payable to our founder, at December 31, 2013 are as follows (dollars in thousands):

Year ending December 31,
2014	$—
2015	—
2016	319,290
2017	—
2018	473,331
$792,621

The credit facility and senior notes include covenants requiring that we maintain certain financial covenants including a current ratio, leverage ratio, and interest coverage ratio. At December 31, 2013, we were in compliance with the covenants. The terms of the credit facility also restrict our ability to make distributions and investments.

NOTE 10 — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following provides the detail of accounts payable and accrued liabilities:

	December 31,	December 31,
	2013	2012
	(dollars in thousands)
Capital expenditures	$18,629	$37,738
Revenues and royalties payable	9,699	10,788
Operating expenses/taxes	17,071	14,842
Interest	9,146	9,045
Compensation	8,862	5,978
Other	2,711	6,223
Total accrued liabilities	66,118	84,614
Accounts payable	29,977	28,070
Accounts payable and accrued liabilities	$96,095	$112,684

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Contingencies

Board of Commissioners of the Southeast Louisiana Flood Protection Authority – East:    On July 24, 2013, the Board of Commissioners of the Southeast Louisiana Flood Protection Authority – East sued us and approximately 100 other energy companies for long-term damage to the wetlands in southeast Louisiana.  Case No. 2013-6911 was filed in state court and subsequently remanded to federal court.  The plaintiff seeks damages and injunctive relief in the form of abatement and restoration of wetlands, alleging that the activities of the oil and gas industry over the past century have contributed significantly to the degradation of the wetlands that protect the populated areas in and around New Orleans from storm surge and other extreme weather effects.  The plaintiff alleges damages from increased costs of providing man-made storm protection structures, and emphasizes the destructive effect of canals built by the oil and gas industry.  Legal arguments include breach of the restoration and maintenance clauses of contracts with the State of

Louisiana for drilling, dredging, and right-of-way agreements for pipelines.  Other legal arguments include negligence, strict liability, natural servitude of drain, public nuisance and private nuisance.   Our wholly-owned subsidiary The Meridian Resource Company, LLC is named as a defendant with 32 wells, two dredging permits and four right of way agreements in the relevant area.  Almost all of these wells are inactive.

The overall exposure related to this lawsuit is not currently determinable.  While an adverse judgment against us might be possible, we intend to vigorously defend the case.    We have not provided any amount for this matter in our financial statements at December 31, 2013.

Environmental claims:  Various landowners have sued our wholly owned subsidiary The Meridian Resource Corporation and its subsidiaries (“Meridian”), which we acquired in 2010, in lawsuits concerning several fields in which Meridian has had operations. The lawsuits seek injunctive relief and other relief, including unspecified amounts in both actual and punitive damages for alleged breaches of mineral leases and alleged failure to restore the plaintiffs’ lands from alleged contamination and otherwise from Meridian’s oil and natural gas operations. We are unable to express an opinion with respect to the likelihood of an unfavorable outcome of the various environmental claims or to estimate the amount or range of potential loss should the outcome be unfavorable. Therefore, we have not provided any amount for these claims in our consolidated financial statements at December 31, 2013.

Due to the nature of our business, some contamination of the real estate property owned or leased by us is possible. Environmental site assessments of the property would be necessary to adequately determine remediation costs, if any.  Management has established a liability for soil contamination in Florida of $1.1 million at December 31, 2013 and $1.0 million at December 31, 2012, based on our undiscounted engineering estimates. The obligations are included in other long-term liabilities in the accompanying consolidated balance sheets. No accrual for environmental claims has been made other than the balance noted above.

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

We have a contingent commitment to pay an amount up to a maximum of approximately $2.4 million for properties acquired in 2008. The additional purchase consideration will be paid if certain product price conditions are met.

Commitments

Office and Equipment Leases: We lease office space, as well as certain field equipment such as compressors, under long-term operating lease agreements. The lease for our main office will expire in 2022. Any initial rent-free months are amortized over the life of the lease. Equipment leases are generally for four years or less. Rent expense, including office space and compressors, for the years ended December 31, 2013, 2012, and 2011 amounted to approximately $5.3 million, $4.5 million, and $4.3 million, respectively.

At December 31, 2013, future base rentals for non-cancelable operating leases are as follows (dollars in thousands):

Year Ending December 31,
2014	$2,941
2015	1,895
2016	1,514
2017	1,511
2018	1,529
Thereafter	6,000
$15,390

Additionally, at December 31, 2013, the Company had posted bonds in the aggregate amount of $13.2 million, primarily to cover future abandonment costs.

NOTE 12 — MAJOR CUSTOMERS

We sell our oil and natural gas  primarily under a contract with ARM Energy Management, LLC (“AEM”). Alta Mesa is a part owner of AEM at less than 10%. AEM purchases our natural gas and sells it under short-term contracts generally with month-to-month pricing based on published regional indices, with differentials for transportation taken into account. AEM purchases our oil and sells it under short-term contracts with monthly pricing based on regional prices, adjusted for transportation, location, and quality. AEM remits monthly proceeds of its sales to us, and receives a 1% marketing fee. Sales to AEM commenced in June 2013. The agreement will terminate in 2018, with additional provisions for extensions beyond five years, and for early termination beginning in January 2015. During the second half of 2013, we sold the majority of our production from operated fields to AEM. Production from non-operated fields, the most significant of which were our Eagleville oil field in South Texas and our Hilltop natural gas field in East Texas, was marketed on our behalf by the operators of those properties. Production from Eagleville is sold by Murphy Oil Corporation (“Murphy”), the operator of that property. Production from Hilltop is sold primarily by EnCana Oil & Gas (USA), Inc. (“EnCana”), the operator of a substantial portion of the wells in that field.

For the year ended December 31, 2013, revenues from AEM were $61.3 million, or 16% of total revenue excluding hedging activities. Based on revenues excluding hedging activities, three other major customers accounted for 10% or more of those revenues individually, with contributions of $119.3 million (Murphy), $53.9 million (Shell Trading (US) Company), and $42.0 million (Plains Marketing and Transportation, Inc.)  On the same basis, for the year ended December 31, 2012, three major customers accounted for 10% or more of those revenues individually, with contributions of $63.3 million (Shell Trading (US) Company),  $50.1 million (Murphy), and $44.8 million (EnCana). On the same basis, for the year ended December 31, 2011, two major customers accounted for 10% or more of those revenues individually, with contributions of $67.7 million (Shell Trading (US) Company), and

$40.8 million (EnCana). We believe that the loss of any of our significant direct or  indirect customers, or of AEM, would not have a material adverse effect on us because alternative purchasers are readily available.

NOTE 13 — 401(k) SAVINGS PLAN

Employees of Alta Mesa Services and Petro Operating Company, LP (“POC”) may participate in a 401(k) savings plan, whereby the employees may elect to make contributions pursuant to a salary reduction agreement. Alta Mesa Services and POC make a matching contribution equal to 50% of an employee’s salary deferral contribution up to a maximum of 8% of an employee’s salary. Matching contributions to the plan were approximately $585,000,  $422,000, and $404,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

NOTE 14 — SIGNIFICANT RISKS AND UNCERTAINTIES

Our business makes us vulnerable to changes in wellhead prices of crude oil and natural gas. Such prices have been volatile in the past and can be expected to be volatile in the future. By definition, the value of proved reserves is based on recent oil and natural gas prices. Price declines reduce the estimated value of proved reserves and increase annual amortization expense (which is based on proved reserves). We mitigate some of this vulnerability by entering into oil and natural gas price derivative contracts. See Note 6.

NOTE 15 — PARTNERS’ CAPITAL (DEFICIT)

Under the terms of the Alta Mesa Holdings, LP Partnership Agreement (“Partnership Agreement”) the affiliates of Alta Mesa Holdings, LP and certain other parties are Class A limited partners (“Class A Partners”) and our capital partner, Alta Mesa Investment Holdings, Inc. (“AMIH”), was the sole Class B limited partner (“Class B Partner”). AMIH has been an affiliate of Denham Commodity Partners Fund IV LP (“DCPF IV”). DCPF IV is advised by Denham Capital Management LP, a private equity firm focused on energy and commodities.

Management and Control: Our business and affairs are managed by Alta Mesa Holdings GP, LLC, our general partner (“General Partner”). With certain exceptions, the General Partner may not be removed except for the reasons of “cause,” which are defined in the Partnership Agreement. The Class B limited partner has certain approval rights, generally over capital plans and significant transactions in the areas of finance, acquisition, and divestiture.

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

NOTE 16 — SUBSEQUENT EVENTS

Disposition of Asset

On March 25, 2014 we closed the sale of certain of our properties located primarily in Karnes County, Texas to Memorial Production Partners LP, comprising a portion of our Eagleville field (“Eagleville divestiture”).  The properties sold included a working interest in all of our 112 producing wells and five wells in which we own an overriding royalty interest as of the effective date of January 1, 2014.  We retained a net profits interest in these wells based on 50% of our original working interest in 2014, declining to 30% in 2015, 15% in 2016, and zero in 2017.   Also included in the sale was a 30% undivided interest in all our Eagleville mineral leases and interests, and 30% of our working interest in all our wells in progress on December 31, 2013 or drilled after January 1, 2014.  The cash purchase price was $173 million.  The purchase and sale agreement provides for customary adjustments to the purchase price for revenues and expenses incurred after the effective date.  Cash received was utilized to pay down borrowings under our senior secured revolving credit facility.

As of January 1, 2014, estimated net proved reserves associated with the sold portion of these properties were approximately 7.7 MMBOE.

Unaudited pro forma revenues and net income are presented below as if the sale occurred on January 1, 2012.  This data is presented for informational purposes only, and is based on certain assumptions that we believe are reasonable, and do not purport to represent our financial condition or our results of operations had the Eagleville divestiture actually occurred on January 1, 2013, or to project the results for any future date or period.

		Income
	Revenue	(Loss)
	(unaudited)
	(dollars in thousands)
Pro forma results for the year ended December 31, 2012	$280,618	$(117,332)
Pro forma results for the year ended December 31, 2013	$279,133	$(197,106)

The gain on sale of the assets is not included as a pro forma adjustment in the presentation above.  We estimate that the gain on this partial sale of Eagleville field, had it occurred on December 31, 2013, would have been approximately $76.1 million.

Borrowing Base

In connection with the partial sale of the Eagleville field, our borrowing base under our credit facility was reduced to $285 million on March 25, 2014.

Partnership Changes

On March 25, 2014, Highbridge Principal Strategies LLC (“Highbridge”) invested in AMIH and enabled AMIH to complete a $350 million recapitalization.  Highbridge received convertible PIK preferred stock in AMIH and senior PIK notes from AMIH.  We expanded our Board of Directors to include one member nominated by Highbridge and one new employee member, our Chief Financial Officer, Michael A. McCabe.  AMIH remains our sole Class B partner.

Our partnership agreement was revised to provide, among other things, that all distributions under the amended partnership agreement shall first be made to holders of Class B Units, until all principal and interest has been extinguished under the senior PIK notes issued to Highbridge.  After such extinguishment of the senior PIK notes, distributions shall then be made to holders of Class A and Class B Units pursuant to the distribution formulas set forth in the amended partnership agreement.

Founder Notes

On March 25, 2014, our notes payable to our founder were amended and restated.  The maturity date of the notes was extended to December 31, 2021.  The interest rate and interest payment terms were not changed.

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

NOTE 18 — SUPPLEMENTAL QUARTERLY INFORMATION (Unaudited)

Results of operations by quarter for the year ended December 31, 2013 were:

	Quarter Ended
2013	March 31	June 30	Sept 30	Dec 31
	(dollars in thousands)
Revenues	$69,648	$123,651	$78,836	$86,372
Income (loss) from operations	(1,066)	29,799	(11,915)	(115,469)
Net income (loss)	$(14,286)	$16,168	$(25,737)	$(129,860)

Results of operations by quarter for the year ended December 31, 2012 were:

	Quarter Ended
2012	March 31	June 30	Sept 30	Dec 31
	(dollars in thousands)
Revenues	$72,639	$108,857	$51,633	$86,170
Income (loss) from operations	13,155	40,405	(71,005)	(37,954)
Net income (loss)	$3,401	$31,861	$(80,897)	$(50,240)

NOTE 19 — SUPPLEMENTAL OIL AND NATURAL GAS DISCLOSURES (Unaudited)

The unaudited reserve and other information presented below is provided as supplemental information in accordance with the provisions of ASC Topic 932-235.

Oil and natural gas producing activities are conducted onshore within the continental United States and all of our proved reserves are located within the United States.

Estimated Quantities of Proved Reserves

The following table sets forth our net proved reserves as of December 31, 2013, 2012, and 2011, and the changes therein during the years then ended. Proved oil and natural gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made.

	Oil	Gas	NGL's	BOE

	(MBbls)	(MMcf)	(MBbls)	(MBbls)

Total Proved Reserves:
Balance at December 31, 2010	12,187	241,453	1,735	54,164
Production	(1,580)	(30,307)	(307)	(6,938)
Purchases in place	674	10,385	100	2,505
Discoveries and extensions	4,436	24,142	544	9,004
Revisions of previous quantity estimates and other	1,216	(28,407)	2,773	(746)
Balance at December 31, 2011	16,933	217,266	4,845	57,989
Production	(2,138)	(21,372)	(365)	(6,065)
Purchases in place	335	6,619	8	1,446
Discoveries and extensions	10,173	18,870	1,187	14,505
Revisions of previous quantity estimates and other	(4,683)	(68,894)	20	(16,144)
Balance at December 31, 2012	20,620	152,489	5,695	51,731
Production	(2,897)	(16,664)	(398)	(6,072)
Purchases in place	1,462	1,265	—	1,673
Discoveries and extensions	14,541	29,012	1,969	21,345
Sales of reserves in place	(13)	(10,912)	—	(1,832)
Revisions of previous quantity estimates and other	(1,196)	(22,925)	(1,531)	(6,549)
Balance at December 31, 2013	32,517	132,265	5,735	60,296

Proved Developed Reserves:
Balance at December 31, 2011	11,484	161,395	3,616	41,999
Balance at December 31, 2012	10,467	111,206	4,209	33,211
Balance at December 31, 2013	16,335	92,640	3,138	34,913
Proved Undeveloped Reserves:
Balance at December 31, 2011	5,449	55,871	1,229	15,990
Balance at December 31, 2012	10,153	41,283	1,486	18,520
Balance at December 31, 2013	16,182	39,625	2,597	25,383

Capitalized Costs Relating to Oil and Natural Gas Producing Activities

	December 31,
	2013	2012

	(dollars in thousands)
Capitalized costs:
Proved properties	$1,405,658	$1,167,935
Unproved properties	86,721	56,364
Total	1,492,379	1,224,299
Accumulated depreciation, depletion, amortization and impairment	(800,609)	(584,833)
Net capitalized costs	$691,770	$639,466

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

	Year Ended December 31,
	2013	2012	2011

	(dollars in thousands)
Costs incurred during the year:
Property acquisition costs
Unproved	$34,884	$31,695	$37,152
Proved (1)	35,954	12,192	53,601
Exploration	55,300	46,559	24,079
Development (2)	242,912	200,974	142,212
	$369,050	$291,420	$257,044

(1)

Property acquisition costs for proved properties in 2013 include primarily the proved portion of the Stone acquisition ($30.6 million).  Property acquisition costs for proved properties in 2011 include primarily the purchase of Sydson ($28.4 million) and TODD ($23.4 million).

(2)   Includes asset retirement costs of $1.4 million, $1.7 million, and $587,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

Standardized Measure of Discounted Future Net Cash Flows

The information that follows has been developed pursuant to ASC 932-235 and utilizes reserve and production data prepared by us. Reserve estimates are inherently imprecise and estimates of new discoveries are less precise than those of producing oil and natural gas properties. Accordingly, these estimates are expected to change as future information becomes available.

Future cash inflows as of December 31, 2013 and 2012 were calculated using an un-weighted arithmetic average of oil and natural gas prices in effect on the first day of each month in the respective year, except where prices are defined by contractual arrangements. Operating costs, production and ad valorem taxes and future development costs are based on current costs with no escalation.

Actual future prices and costs may be materially higher or lower. Actual future net revenues also will be affected by factors such as actual production, supply and demand for oil and natural gas, curtailments or increases in consumption by natural gas purchasers, changes in governmental regulations or taxation and the impact of inflation on costs.

The following table sets forth the components of the standardized measure of discounted future net cash flows for the years ended December 31, 2013, 2012, and 2011:

	Year Ended December 31,
	2013	2012	2011

	(dollars in thousands)
Future cash flows	$3,959,938	$2,742,588	$2,850,381
Future production costs	(1,146,123)	(928,398)	(803,290)
Future development costs	(474,191)	(348,042)	(297,375)
Future taxes on income	—	—	—
Future net cash flows	2,339,624	1,466,148	1,749,716
Discount to present value at 10 percent per annum	(933,350)	(551,727)	(679,520)
Standardized measure of discounted future net cash flows	$1,406,274	$914,421	$1,070,196
Base price for crude oil, per Bbl, in the above computation was:	$96.78	$94.71	$96.19
Base price for natural gas, per Mcf, in the above computation was:	$3.67	$2.76	$4.12

No consideration was given to the Company’s hedged transactions.

Changes in Standardized Measure of Discounted Future Net Cash Flows

The following table sets forth the changes in standardized measure of discounted future net cash flows:

	Year Ended December 31,
	2013	2012	2011

	(dollars in thousands)
Balance at beginning of year	$914,421	$1,070,196	$705,182
Sales of oil and natural gas, net of production costs	(282,129)	(226,896)	(230,140)
Changes in sales and transfer prices, net of production costs	69,609	(291,285)	219,797
Revisions of previous quantity estimates	(150,634)	(250,424)	(15,217)
Purchases of reserves-in-place	93,877	10,283	47,680
Sales of reserves-in-place	(11,193)	—	—
Current year discoveries and extensions	621,832	420,496	228,041
Changes in estimated future development costs	11,623	54,493	(5,987)
Development costs incurred during the year	75,973	49,834	47,402
Accretion of discount	91,442	107,020	70,518
Net change in income taxes	—	—	—
Change in production rate (timing) and other	(28,547)	(29,296)	2,920
Net change	491,853	(155,775)	365,014
Balance at end of year	$1,406,274	$914,421	$1,070,196