Form 10-Q
period 2014-03-31
Alta Mesa Holdings, LP
filed 2014-05-13
CIK 1518403

]

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

(Explanatory Note: The registrant is a voluntary filer and is not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934.   However, the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant would have been required to file such reports) as if it were subject to such filing requirements.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

PART I — FINANCIAL INFORMATION

ITEM  1. Financial Statements

ALTA MESA HOLDINGS, LP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	March 31,	December 31,
	2014	2013

	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,670	$6,537
Accounts receivable, net	49,536	43,486
Other receivables	2,759	2,552
Prepaid expenses and other current assets	1,052	3,077
Derivative financial instruments	2,347	5,572
TOTAL CURRENT ASSETS	62,364	61,224
PROPERTY AND EQUIPMENT
Oil and natural gas properties, successful efforts method, net	638,279	691,770
Other property and equipment, net	8,934	9,100
TOTAL PROPERTY AND EQUIPMENT, NET	647,213	700,870
OTHER ASSETS
Investment in Partnership — cost	9,000	9,000
Deferred financing costs, net	10,228	10,943
Derivative financial instruments	1,140	3,405
Advances to operators	5,929	6,863
Deposits and other assets	1,146	1,186
TOTAL OTHER ASSETS	27,443	31,397
TOTAL ASSETS	$737,020	$793,491
LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$120,677	$96,095
Current portion, asset retirement obligations	3,872	3,844
Derivative financial instruments	9,430	4,483
TOTAL CURRENT LIABILITIES	133,979	104,422
LONG-TERM LIABILITIES
Asset retirement obligations, net of current portion	54,235	52,179
Long-term debt	620,226	766,868
Notes payable to founder	23,629	23,331
Derivative financial instruments	3,465	4,486
Other long-term liabilities	4,700	2,312
TOTAL LONG-TERM LIABILITIES	706,255	849,176
TOTAL LIABILITIES	840,234	953,598
COMMITMENTS AND CONTINGENCIES (NOTE 10)
PARTNERS’ CAPITAL (DEFICIT)	(103,214)	(160,107)
TOTAL LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)	$737,020	$793,491

See notes to consolidated financial statements.

ALTA MESA HOLDINGS, LP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2014	2013

REVENUES
Oil	$77,601	$61,817
Natural gas	19,543	24,420
Natural gas liquids	4,942	3,061
Other revenues	63	652
	102,149	89,950
Gain (loss) on sale of oil and gas property	73,158	(1,070)
Unrealized (loss) — oil and natural gas derivative contracts	(9,416)	(20,302)
TOTAL REVENUES	165,891	68,578
EXPENSES
Lease and plant operating expense	19,054	15,583
Production and ad valorem taxes	7,676	5,744
Workover expense	2,765	4,077
Exploration expense	9,479	2,596
Depreciation, depletion, and amortization expense	29,279	24,505
Impairment expense	902	7,355
Accretion expense	558	443
General and administrative expense	24,717	9,341
TOTAL EXPENSES	94,430	69,644
INCOME (LOSS) FROM OPERATIONS	71,461	(1,066)
OTHER INCOME (EXPENSE)
Interest expense	(14,288)	(13,290)
Interest income	3	70
TOTAL OTHER INCOME (EXPENSE)	(14,285)	(13,220)
INCOME (LOSS) BEFORE STATE INCOME TAXES	57,176	(14,286)
BENEFIT FROM (PROVISION FOR) STATE INCOME TAXES	(283)	—
NET INCOME (LOSS)	$56,893	$(14,286)

See notes to consolidated financial statements.

ALTA MESA HOLDINGS, LP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$56,893	$(14,286)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization expense	29,279	24,505
Impairment expense	902	7,355
Accretion expense	558	443
Amortization of loan costs	715	700
Amortization of debt discount	128	128
Dry hole expense	6,259	(150)
Expired leases	144	222
Unrealized loss on derivatives	9,416	20,302
Interest converted into debt	298	298
(Gain) loss on sale of assets	(73,158)	1,070
Changes in assets and liabilities:
Restricted cash	—	(1,000)
Accounts receivable	(6,050)	(8,017)
Other receivables	(207)	1,733
Prepaid expenses and other non-current assets	2,999	6,694
Settlement of asset retirement obligation	(1,073)	(426)
Accounts payable, accrued liabilities, and other long-term liabilities	29,732	6,062
NET CASH PROVIDED BY OPERATING ACTIVITIES	56,835	45,633
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property and equipment	(83,527)	(80,113)
Proceeds from sale of property	173,595	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	90,068	(80,113)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	22,500	32,000
Repayments of long-term debt	(169,270)	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(146,770)	32,000
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	133	(2,480)
CASH AND CASH EQUIVALENTS, beginning of period	6,537	5,786
CASH AND CASH EQUIVALENTS, end of period	$6,670	$3,306
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$1,832	$521
Cash paid during the period for state taxes	$(125)	$(107)
Change in asset retirement obligations	$1,590	$156
Change in accruals or liabilities for capital expenditures	$(1,753)	$(7,002)

See notes to consolidated financial statements.

ALTA MESA HOLDINGS, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.  OPERATIONS, CONSOLIDATION AND BASIS OF PRESENTATION

Alta Mesa Holdings, LP and its subsidiaries (“we,” “us,” “our,” the “Company,” and “Alta Mesa”) is an independent energy company engaged primarily in the acquisition, exploration, development, and production of onshore oil and natural gas properties. Our core properties are located primarily in Texas, Louisiana, and Oklahoma.

The consolidated financial statements reflect our accounts after elimination of all significant intercompany transactions and balances. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual consolidated financial statements for the year ended December 31, 2013,  which were filed with the Securities and Exchange Commission in our 2013 Annual Report on Form 10-K.

The consolidated financial statements included herein as of March 31, 2014, and for the three month periods ended March 31, 2014 and 2013, are unaudited, and in the opinion of management, the information furnished reflects all material adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of consolidated financial position and of the results of operations for the interim periods presented. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Certain minor reclassifications of prior period consolidated financial statements have been made to conform to current reporting practices. The consolidated results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of March 31,  2014, our significant accounting policies are consistent with those discussed in Note 2 of the consolidated financial statements for the fiscal year ended December 31, 2013.

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

Reclassifications:   Certain amounts in the 2013 consolidated financial statements have been reclassified to conform to the 2014 presentation. The reclassifications had no impact on net income (loss) or partners’ capital (deficit).

In 2013, we revised our reporting for natural gas liquids produced in our Oklahoma properties.  Whereas we had previously reported all volumes and revenues as attributable to a single stream of rich natural gas, we began recording revenues for natural gas liquids from Oklahoma separately in mid-2013.  For comparability, we reclassified approximately $0.9 million in revenues from natural gas to natural gas liquids for the first quarter of 2013.  These reclassifications had no impact on previously reported total revenues, net income (loss), cash flows, or partners’ capital (deficit).

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

Impairment — The capitalized costs of proved oil and natural gas properties are reviewed quarterly for impairment following the guidance provided in Accounting Standards Codification (“ASC”) 360-10-35, “Property, Plant and Equipment, Subsequent Measurement,” or whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset or asset group exceeds its fair market value and is not recoverable. The determination of recoverability is based on comparing the estimated undiscounted future net cash flows at a producing field level to the carrying value of the assets. If the future undiscounted cash flows, based on estimates of anticipated production from proved reserves and future crude oil and natural gas prices and operating costs, are lower than the carrying cost, the carrying cost of the asset or group of assets is reduced to fair value. For our proved oil and natural gas properties, we estimate fair value by discounting the projected future cash flows at an appropriate risk-adjusted discount rate. Unproved leasehold costs are assessed quarterly to determine whether they have been impaired. Individually significant properties are assessed for impairment on a property-by-property basis, while individually insignificant unproved leasehold costs may be assessed in the aggregate. If unproved leasehold costs are found to be impaired, an impairment allowance is provided and a loss is recognized in the consolidated statement of operations.

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

Accounts Receivable, net:  Our receivables arise from the sale of oil and natural gas to third parties and joint interest owner receivables for properties in which we serve as the operator. This concentration of customers may impact our overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions affecting the oil and gas industry. Accounts receivable are generally not collateralized. Accounts receivable are shown net of an allowance for doubtful accounts of $1.5 million and $1.4 million at March 31,  2014 and December 31, 2013, respectively.

Deferred Financing Costs:  Deferred financing costs and the amount of discount at which notes payable have been issued (debt discount) are amortized using the straight-line method, which approximates the interest method, over the term of the related debt. For the three month periods ended March 31,  2014 and 2013, amortization of deferred financing costs included in interest expense amounted to $0.7 million and $0.7 million, respectively. Deferred financing costs are listed among our long-term assets, net of accumulated amortization of $13.5 million and $12.8 million at March 31,  2014 and December 31, 2013, respectively.

Fair Value of Financial Instruments:  The fair value of cash, accounts receivable, other current assets, and current liabilities approximate book value due to their short-term nature. The estimate of fair value of long-term debt under our senior secured revolving credit facility is not considered to be materially different from carrying value due to market rates of interest. The fair value of the notes payable to our founder is not practicable to determine. We have estimated the fair value of our $450 million senior notes payable at $484.9 million at March 31,  2014. See Note 5 for further information on fair values of financial instruments. See Note 8 for information on long-term debt.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.”  ASU 2014-08 narrows the definition of “discontinued operations” to dispositions that represent a strategic shift that has or will have a significant impact on the entity’s operations and financial results.  The ASU requires additional disclosures regarding assets and liabilities held for sale, and income and losses, including gain or loss on sale, and cash flows from discontinued operations.  In addition, the ASU requires disclosures for disposals of individually significant components of the business which do not qualify as discontinued operations, including general information about the disposition and disclosure of the pretax profit or loss from the component for the period of disposal and all comparable historic periods presented.  ASU 2014-08 is effective for all fiscal years beginning after December 15, 2014, and can be adopted early for certain asset dispositions and reclassifications of assets from “held and used” to “held for sale.”

We early adopted ASU 2014-08 as of January 1, 2014 and have provided disclosures in accordance with this new guidance regarding the sale of a portion of our Eagleville field in Note 3.

NOTE 3 — SIGNIFICANT ACQUISITIONS AND DIVESTITURES

Eagleville Divestiture

On March 25, 2014 we closed the sale of certain of our properties located primarily in Karnes County, Texas to Memorial Production Operating LLC, comprising a portion of our Eagleville field (“Eagleville divestiture”).  The properties sold included a working interest in all of our producing wells as of the effective date of January 1, 2014.  We retained a net profits interest in these wells based on 50% of our original working interest in 2014, declining to 30% in 2015, 15% in 2016, and zero in 2017.  Also included in the sale was a 30% undivided interest in all our Eagleville mineral leases and interests, and 30% of our working interest in all our wells in progress on December 31, 2013 or drilled after January 1, 2014.  The cash purchase price was $173 million.  The purchase and sale agreement provides for customary adjustments to the purchase price for revenues and expenses incurred after the effective date.  As of January 1, 2014, estimated net proved reserves associated with the sold portion of these properties were approximately 7.7 MMBOE.  We recorded a preliminary gain on sale from the Eagleville divestiture of $73.1 million  during the first quarter of 2014, based on a preliminary allocation of basis between the properties sold and properties retained.

The sold portion of Eagleville field contributed approximately $6.6 million and $7.7 million in net pre-tax profit for the three months ended March 31, 2014 and 2013, respectively.

Hilltop Divestiture

On October 2, 2013 we closed the sale of certain of our properties in East Texas to Cubic Oil, Inc., comprising a portion of our Hilltop field (“Hilltop divestiture”).  The properties sold were primarily producers of dry natural gas located in Leon County, Texas.  As of July 1, 2013, estimated net proved reserves associated with these properties were 11.2 BCFE. The net cash purchase price was approximately $19 million.  There was no material gain on the sale.  These wells contributed approximately $0.3 in net pre-tax losses during the three months ended March 31, 2013.

Weeks Island Acquisition

On October 1, 2013 we closed a transaction to purchase certain producing properties in South Louisiana from Stone Energy Offshore, L.L.C. (“Stone”) for cash consideration of approximately $45 million plus related abandonment costs, which was later modified through settlement adjustments to approximately $42 million cash. This purchase increased our working interest in our Weeks Island field. Total estimated net proved reserves associated with the acquisition were 1.8 MMBOE as of the effective date of July 1, 2013.

A summary of the consideration paid and the preliminary allocation of the purchase prices are as follows:

October 1,
2013
(dollars in thousands)
(unaudited)
Summary of Consideration
Cash	$41,841
Fair value of asset retirement obligations assumed	5,311
Total	$47,152

Summary of Purchase Price Allocation
Proved oil and natural gas properties	$30,279
Unproved oil and natural gas properties	16,873
Total	$47,152

The revenue and earnings related to the Weeks Island acquisition are included in our consolidated statement of operations for the year ended December 31, 2013 from date of acquisition. The revenue and earnings of the combined entity, had the acquisitions occurred at January 1, 2013, are provided below. This unaudited pro forma information has been derived from historical information and is for illustrative purposes only. The unaudited pro forma financial information does not attempt to predict or suggest future results. It also does not necessarily reflect what the historical results of the combined company would have been had the companies been combined during this period.

	Total	Income
	Revenue	(Loss)

	(dollars in thousands)
	(unaudited)

Pro forma results for the three months ended March 31, 2013	$75,600	$(12,802)

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31,	December 31,
	2014	2013
	(dollars in thousands)
	(unaudited)
OIL AND NATURAL GAS PROPERTIES
Unproved properties	$86,191	$86,721
Accumulated impairment	(7,246)	(7,356)
Unproved properties, net	78,945	79,365
Proved oil and natural gas properties	1,315,603	1,405,658
Accumulated depreciation, depletion, amortization and impairment	(756,269)	(793,253)
Proved oil and natural gas properties, net	559,334	612,405
TOTAL OIL AND NATURAL GAS PROPERTIES, net	638,279	691,770
LAND	1,554	1,418
OTHER PROPERTY AND EQUIPMENT
Office furniture and equipment, vehicles	14,241	13,802
Accumulated depreciation	(6,861)	(6,120)
OTHER PROPERTY AND EQUIPMENT, net	7,380	7,682
TOTAL PROPERTY AND EQUIPMENT, net	$647,213	$700,870

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

We utilize the modified Black-Scholes and the Turnbull Wakeman option pricing models to estimate the fair values of oil and natural gas derivative contracts. Inputs to these models include observable inputs from the New York Mercantile Exchange (“NYMEX”) for futures contracts, and inputs derived from NYMEX observable inputs, such as implied volatility of oil and natural gas prices. We have classified the fair values of all our oil and natural gas derivative contracts as Level 2.

Our senior notes are carried at historical cost, net of amortized discount; we estimate the fair value of the senior notes for disclosure purposes (see Note 2). This estimation is based on the most recent trading values of the notes at or near the reporting dates, which is a Level 1 determination.

Oil and natural gas properties are subject to impairment testing and potential impairment write down. Oil and gas properties with a carrying amount of $1.2 million were written down to their fair value of $0.3 million, resulting in an impairment charge of $0.9 million for the  three months ended March 31, 2014. Oil and gas properties with a carrying amount of $11.1 million were written down to their fair value of $3.7 million, resulting in an impairment charge of $7.4 million for the  three months ended March 31, 2013. Significant Level 3 assumptions used in the calculation of estimated discounted cash flows in the impairment analysis included our estimate of future oil and natural gas prices, production costs, development expenditures, estimated timing of production of proved reserves, appropriate risk-adjusted discount rates, and other relevant data.

In connection with the Weeks Island acquisition in 2013 we recorded oil and natural gas properties with a fair value of $47.2 million.  Significant Level 3 inputs used were the same as those used in determining impairments, based on estimated discounted cash flows for the acquired properties.

New additions to asset retirement obligations result from estimations for new properties, and fair values for them are categorized as Level 3. Such estimations are based on present value techniques that utilize company-specific information for such inputs as cost and timing of plugging and abandonment of wells and facilities. We recorded $0.2 million and $0.2 million in additions to asset retirement obligations measured at fair value during the  three months ended March 31, 2014 and 2013, respectively.

The following table presents information about our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

	Level 1	Level 2	Level 3	Total

	(dollars in thousands)
At March 31, 2014 (unaudited):
Financial Assets:
Derivative contracts for oil and natural gas	—	$20,498	—	$20,498
Financial Liabilities:
Derivative contracts for oil and natural gas	—	$29,906	—	$29,906
At December 31, 2013:
Financial Assets:
Derivative contracts for oil and natural gas	—	$27,850	—	$27,850
Financial Liabilities:
Derivative contracts for oil and natural gas	—	$27,842	—	$27,842

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

Fair Values of Derivative Contracts

			Net Fair
	Gross	Gross amounts	Value of Assets
March 31, 2014	Fair Value	offset against assets	presented in
Balance sheet location	of Assets	in the Balance Sheet	the Balance Sheet

	(dollars in thousands)
	(unaudited)
Derivative financial instruments, current assets	$8,625	$(6,278)	$2,347
Derivative financial instruments, long-term assets	11,873	(10,733)	1,140
Total	$20,498	$(17,011)	$3,487

			Net Fair
	Gross	Gross amounts	Value of Liabilities
March 31, 2014	Fair Value	offset against liabilities	presented in
Balance sheet location	of Liabilities	in the Balance Sheet	the Balance Sheet

	(dollars in thousands)
	(unaudited)
Derivative financial instruments, current liabilities	$15,708	$(6,278)	$9,430
Derivative financial instruments, long-term liabilities	14,198	(10,733)	3,465
Total	$29,906	$(17,011)	$12,895

			Net Fair
	Gross	Gross amounts	Value of Assets
December 31, 2013	Fair Value	offset against assets	presented in
Balance sheet location	of Assets	in the Balance Sheet	the Balance Sheet

	(dollars in thousands)
Derivative financial instruments, current assets	$13,218	$(7,646)	$5,572
Derivative financial instruments, long-term assets	14,632	(11,227)	3,405
Total	$27,850	$(18,873)	$8,977

			Net Fair
	Gross	Gross amounts	Value of Liabilities
December 31, 2013	Fair Value	offset against liabilities	presented in
Balance sheet location	of Liabilities	in the Balance Sheet	the Balance Sheet

	(dollars in thousands)
Derivative financial instruments, current liabilities	$12,129	$(7,646)	$4,483
Derivative financial instruments, long-term liabilities	15,713	(11,227)	4,486
Total	$27,842	$(18,873)	$8,969

The following table summarizes the effect of our derivative instruments in the consolidated statements of operations:

Derivatives not			Three Months Ended
designated as hedging	Location of	Classification of	March 31,
instruments under ASC 815	Gain (Loss)	Gain (Loss)	2014	2013

			(dollars in thousands)
			(unaudited)
Oil commodity contracts	Oil revenues	Realized	$(2,141)	$(2,838)
Natural gas commodity contracts	Natural gas revenues	Realized	858	10,818
Total realized gains (losses) from
derivatives not designated as hedges			$(1,283)	$7,980
Oil commodity contracts	Unrealized (loss) —
	oil and natural gas
	derivative contracts	Unrealized	$(2,828)	$(1,591)
Natural gas commodity contracts	Unrealized (loss) —
	oil and natural gas
	derivative contracts	Unrealized	(6,588)	(18,711)
Total unrealized (losses) from
derivatives not designated as hedges			$(9,416)	$(20,302)

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

We had the following open derivative contracts for natural gas at March 31, 2014 (unaudited):

NATURAL GAS DERIVATIVE CONTRACTS

	Volume in	Weighted	Range
Period and Type of Contract	MMBtu	Average	High	Low
2014
Price Swap Contracts	7,807,500	$4.60	$7.50	$4.01
Collar Contracts
Short Call Options	8,488,750	5.53	9.00	4.75
Long Put Options	2,120,000	5.03	6.00	4.25
Long Call Options	5,804,965	5.77	9.00	4.25
Short Put Options	6,797,500	3.63	4.00	3.00
2015
Price Swap Contracts	1,825,000	5.91	5.91	5.91
Collar Contracts
Short Call Options	7,525,000	4.55	5.75	4.51
Long Put Options	7,300,000	4.02	4.75	4.00
Short Put Options	8,877,500	3.29	3.50	3.25
2016
Collar Contracts
Short Call Options	455,000	7.50	7.50	7.50
Long Put Options	455,000	5.50	5.50	5.50
Short Put Options	455,000	4.00	4.00	4.00

We had the following open derivative contracts for crude oil at March 31, 2014 (unaudited):

OIL DERIVATIVE CONTRACTS

	Volume	Weighted	Range
Period and Type of Contract	in Bbls	Average	High	Low
2014
Price Swap Contracts	1,261,375	$94.75	$105.48	$81.00
Collar Contracts
Short Call Options	412,500	111.10	114.00	107.50
Long Put Options	623,450	90.88	95.00	70.00
Short Put Options	841,250	74.47	80.00	65.00
2015
Price Swap Contracts	857,000	96.42	99.30	86.45
Collar Contracts
Short Call Options	428,850	120.81	135.98	115.00
Long Put Options	1,231,850	87.15	95.00	85.00
Short Put Options	1,414,350	68.00	75.00	60.00
2016
Price Swap Contracts	292,800	94.91	94.92	94.90
Collar Contracts
Short Call Options	859,700	107.97	130.00	103.87
Long Put Options	859,700	85.98	95.00	80.00
Short Put Options	859,700	65.98	75.00	60.00
2017
Collar Contracts
Short Call Options	744,950	107.99	113.83	104.15
Long Put Options	744,950	83.26	90.00	80.00
Short Put Options	744,950	63.26	70.00	60.00
2018
Collar Contracts
Short Call Options	307,400	104.39	104.65	104.15
Long Put Options	307,400	80.00	80.00	80.00
Short Put Options	307,400	60.00	60.00	60.00

In those instances where contracts are identical as to time period, volume and strike price, and counterparty, but opposite as to direction (long and short), the volumes and average prices have been netted in the two tables above. Prices stated in the table above for oil may settle against either the NYMEX or Brent ICE indices or may reflect a mix of positions settling on these two indices.

We had the following open financial basis swap contracts for crude oil at March 31, 2014 (unaudited):

						Weighted
						Average Spread
Volume in Bbl	Reference Price 1 (1)	Reference Price 2 (1)	Period			($ per Bbl)
91,000	Brent IPE	Argus Louisiana Light Sweet	Apr ’14	—	Jun ’14	$(0.20)

 (1) The spread in the 2014 trades limits the differential of the settlement quotation prices for Argus Louisiana Light Sweet crude (“LLS”) Brent IPE.

7. ASSET RETIREMENT OBLIGATIONS

A summary of the changes in asset retirement obligations is included in the table below (unaudited, dollars in thousands):

Balance, beginning of year	$56,023
Liabilities incurred	213
Liabilities settled	(1,073)
Liabilities transferred in sales of properties	(344)
Revisions to estimates	2,730
Accretion expense	558
Balance, March 31, 2014	58,107
Less: Current portion	3,872
Long term portion	$54,235

The total revisions include $1.7 million related to additions to property, plant and equipment.

8. LONG-TERM DEBT AND NOTES PAYABLE TO FOUNDER

Long-term debt and notes payable to founder consists of the following:

	March 31,	December 31,
	2014	2013

	(dollars in thousands)
	(unaudited)
Credit Facility	$172,520	$319,290
Senior Notes	447,706	447,578
Total long-term debt	$620,226	$766,868
Notes payable to founder	$23,629	$23,331

Credit Facility. On May 13, 2010, we entered into a Sixth Amended and Restated Credit Agreement (as amended, the “credit facility”). The credit facility matures on May 23, 2016 and is secured by substantially all of our oil and gas properties. The credit facility borrowing base is redetermined periodically and, as of March 31, 2014, the borrowing base under the facility was $285 million. The borrowing base was reduced from $385 million to $285 million on March 25, 2014 as a result of the sale of a portion of our Eagleville properties.  The credit facility bears interest at LIBOR plus applicable margins between 2.00% and 2.75% or a “Reference Rate,” which is based on the prime rate of Wells Fargo Bank, N. A., plus a margin ranging from 1.00% to 1.75%, depending on the utilization of our borrowing base. The rate was 2.50% as of March 31, 2014 and 2.75% as of December 31, 2013.

The credit facility contains customary covenants including, among others, defined financial covenants, including minimum working capital levels (the ratio of current assets plus the unused borrowing base, to current liabilities) of 1.0 to 1.0, minimum coverage of interest expenses of 3.0 to 1.0, and maximum leverage of 4.00 to 1.00.  The interest coverage and leverage ratios refer to the ratio of earnings before interest, taxes, depreciation, depletion, amortization, and exploration expense (“EBITDAX”, as defined more specifically in the credit agreement) to interest expense and to total debt (as defined), respectively. Financial ratios are calculated quarterly.  As of March 31, 2014, we were in compliance with all covenants.

Senior Notes. We have $450 million in outstanding registered senior notes due October 15, 2018 that carry a stated interest rate of 9.625% and an effective rate of 9.783%.  Interest is payable semi-annually each April 15th and October 15th.  The senior notes are unsecured and are general obligations of the Company, and effectively rank junior to any of our existing or future secured indebtedness, which includes the credit facility. The senior notes are unconditionally guaranteed on a senior unsecured basis by each of our material subsidiaries. The balance is presented net of unamortized discount of $2.3 million and $2.4 million at March 31, 2014 and December 31, 2013, respectively.

The senior notes contain an optional redemption provision beginning October 15, 2014 allowing us to retire the principal outstanding, in whole or in part, at 104.813%.   Additional optional redemption provisions allow for retirement at 102.406% and 100.0% beginning on each of October 15, 2015 and 2016, respectively.  Prior to October 15, 2014, we may redeem the senior notes in whole or in part at a price equal to 100 percent of the principal amount plus a specified make-whole premium and accrued and unpaid interest to the applicable redemption date.

Notes Payable to Founder. We have notes payable to our founder that bear simple interest at 10% with a balance of $23.6 million and $23.3 million at March 31, 2014 and December 31, 2013, respectively.  The maturity date was extended from December 31, 2018 to December 31, 2021 on March 25, 2014.  Interest and principal are payable at maturity. The notes are convertible into shares of our Class B partner, Alta Mesa Investment Holdings, Inc. common stock upon certain conditions in the event of an initial public offering.

These founder notes are unsecured and subordinate to all debt. In connection with the March 25, 2014 recapitalization of our Class B partner described in Note 12, the founder notes were amended and restated to subordinate them to the PIK notes of our Class B partner.  The founder notes were also subordinated to the rights of the holders of Class B units to receive distributions under our amended partnership agreement and subordinated to the rights of the holders of Series B Preferred Stock to receive payments.

Interest on the notes payable to our founder amounted to $0.3 million and $0.3 million for the three months ended March 31, 2014 and 2013, respectively. Such amounts have been added to the balance of the founder notes.

9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following provides the detail of accounts payable and accrued liabilities:

	March 31,	December 31,
	2014	2013

	(dollars in thousands)
	(unaudited)
Capital expenditures	$20,245	$18,629
Revenues and royalties payable	9,555	9,699
Operating expenses/taxes	17,970	17,071
Interest	20,462	9,146
Compensation	8,520	8,862
Other	1,851	2,711
Total accrued liabilities	78,603	66,118
Accounts payable	42,074	29,977
Accounts payable and accrued liabilities	$120,677	$96,095

10. COMMITMENTS AND CONTINGENCIES

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

The overall exposure related to this lawsuit is not currently determinable.  While an adverse judgment against us might be possible, we intend to vigorously defend the case.  We have not provided any amount for this matter in our financial statements at March 31, 2014.

Environmental claims: Various landowners have sued our wholly owned subsidiary The Meridian Resource Corporation and its subsidiaries (“Meridian”), which we acquired in 2010, in lawsuits concerning several fields in which Meridian has had operations. The lawsuits seek injunctive relief and other relief, including unspecified amounts in both actual and punitive damages for alleged breaches of mineral leases and alleged failure to restore the plaintiffs’ lands from alleged contamination and otherwise from Meridian’s oil and natural gas operations. We are unable to express an opinion with respect to the likelihood of an unfavorable outcome of the various environmental claims or to estimate the amount or range of potential loss should the outcome be unfavorable. Therefore, we have not provided any amount for these claims in our consolidated financial statements at March 31, 2014.

Due to the nature of our business, some contamination of the real estate property owned or leased by us is possible. Environmental site assessments of the property would be necessary to adequately determine remediation costs, if any.  Management has established a liability for soil contamination in Florida of $1.1 million and $1.1 million at March 31,  2014 and December 31, 2013, respectively, based on our undiscounted engineering estimates. The obligations are included in other long-term liabilities in the accompanying consolidated balance sheets. No accrual for environmental claims has been made other than the balance noted above.

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

12. PARTNERS’ CAPITAL (DEFICIT)

Our business and affairs are managed by Alta Mesa Holdings GP, LLC, our general partner (“General Partner”) as provided in the Alta Mesa Holdings, LP partnership agreement.  Our partnership agreement provides for two classes of limited partners.  Class A partners include our founder and other parties.  Our Class B  partner is Alta Mesa Investment Holdings, Inc. (“AMIH.”)  Prior to March 25, 2014, AMIH was an affiliate of Denham Capital Management LP, a private equity firm focused on energy and commodities.

On March 25, 2014, AMIH completed a $350 million recapitalization with an investment from Highbridge Principal Strategies LLC (“Highbridge”).  Proceeds from the investment were used in part to purchase the investment of Denham Capital Management LP in AMIH. Highbridge received convertible PIK preferred stock in AMIH and senior PIK notes from AMIH.  We expanded our Board of Directors to include one member nominated by Highbridge, Don Dimitrievich, and one new employee member, our Chief Financial Officer, Michael A. McCabe.  AMIH remains our sole Class B partner.

In connection with the recapitalization, our partnership agreement was amended and restated to provide, among other things, that all distributions under the partnership agreement shall first be made to holders of Class B Units, until all principal and interest has been extinguished under the senior PIK notes issued to Highbridge.  After such extinguishment of the senior PIK notes, distributions shall then be made to holders of Class A and Class B Units pursuant to the distribution formulas set forth in the amended partnership agreement.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this report. In addition, such analysis should be read in conjunction with the financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”).

Overview

We have been engaged in onshore oil and natural gas acquisition, exploitation, exploration and production since 1987.   We operate in one industry segment, oil and natural gas exploration and development, within one geographical segment, the United States.  Currently, we are focusing our drilling efforts on the Sooner Trend area of the Anadarko Basin in Oklahoma, in our Eagle Ford shale play in Karnes County, Texas, and our Weeks Island field in South Louisiana.  Our operations also include other oil and natural gas interests in Texas and Louisiana.

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

Outlook

Natural gas prices are subject to significant volatility.  Declining prices in the last several years reached a low point in the first half of 2012 as reflected in the May 2012 NYMEX Henry Hub contract closing at $2.04 per MMbtu. Since then, prices have generally increased,  as indicated by the April 2014 NYMEX Henry Hub closing at $4.58 per MMbtu.  We received an average price of $5.03 per Mcf for natural gas the first quarter of 2014 before the effects of hedging.  The volatility and relatively low level of natural gas prices prompted our shift in emphasis to oil and liquids over the past several years.  Low natural gas prices have impacted our earnings by necessitating impairment write-downs in some of our natural gas properties, either directly by decreasing the market values of the properties, or indirectly, by lowering rates of return on natural gas development projects and increasing the chance of impairment write-downs.  We recorded significant non-cash impairment expenses of $143 million and $96 million in 2013 and 2012, respectively.  For the first quarter of 2014 natural gas prices have been relatively stable, as reflected in our impairment expense of $0.9 million for the three months ended March 31, 2014.  It is possible that further declines in natural gas prices may increase this expense.

The price of oil is increasingly important to our revenues due to our current focus on development of oil reserves and exploration for oil.  Crude oil prices are subject to significant volatility. Factors affecting the price of oil include worldwide economic conditions, including the European credit crisis, geopolitical activities, including developments in the Middle East, Ukraine, and South America, worldwide supply disruptions, weather conditions, actions taken by the Organization of Petroleum Exporting Countries and the value of the U.S. dollar in international currency markets.

The unrealized values of our derivative contracts are reported at fair value on our consolidated balance sheets and are highly sensitive to changes in the price of oil and natural gas. Changes in these derivative assets and liabilities are reported in our consolidated statement of operations as unrealized hedging gain or loss, which is a non-cash item. In the first quarter of 2014, we recognized an unrealized loss on our derivative contracts of $9.4 million. Realized cash-based losses from our hedging program were $1.3 million during the quarter. The objective of our hedging program is that, over time, the combination of realized hedging gains and losses with ordinary oil and natural gas revenues will produce relative revenue stability. However, in the short term, both realized and unrealized hedging gains and losses can be significant to our results of operations, and we expect these gains and losses to continue to reflect changes in oil and natural gas prices.

We have hedged approximately 73% of our forecasted production from proved developed properties over the next five years at average annual prices ranging from $4.40 per MMbtu to $5.50 per MMbtu for natural gas and $80.00 per Bbl to $93.47 per Bbl for oil.  If natural gas and/or oil prices decline for an extended period of time, we may be unable to replace expiring hedge contracts or enter new contracts for additional oil and natural gas production at favorable prices.

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

Recent Developments

On March 25, 2014, we sold a portion of our proved oil reserves, approximately 7.7 MMBOE, in our Eagleville field in South Texas.  The transaction provided us $173 million in cash, which was used to reduce the outstanding borrowings under our revolving credit facility.  The sale was structured to provide us with continuing net revenues from the sold properties through 2016, and we will continue to develop additional Eagleville wells at 70% of our original working interest.  Total reserves we retained are estimated as 7.3 MMBOE, of which 91% is considered proved undeveloped based on classifications from our reserve report as of December 31, 2013.  This partial sale provides us cash for investment in new areas without relinquishing our position in the Eagle Ford Shale, which we continue to view as a high-quality core property with years of development potential.

Throughout this report, revenue and operating data include the portion of our Eagleville assets that were sold in the first quarter of 2014 through the transaction closing date of March 25, 2014.  The Eagleville field contributed approximately $22 million in revenues (93% of which was from oil), $3.8 million in total operating expenses and production taxes, and $5.1 million in depreciation, depletion, and amortization for the three months ended March 31, 2014.   Production from Eagleville for the first quarter of 2014 was 261 MBOE (81% of which was from oil).

On March 25, 2014, our Class B partner, Alta Mesa Investment Holdings, Inc. (“AMIH”), completed a $350 million recapitalization with an investment from Highbridge Principal Strategies, LLC (“Highbridge”).  Proceeds from the investment were used in part to purchase the investment of Denham Capital Management, L.P. in AMIH.  Highbridge received convertible PIK preferred stock in AMIH and senior PIK notes from AMIH.  We expanded our Board of Directors to include one member nominated by Highbridge and one new management member, our Chief Financial Officer, Michael A. McCabe.  AMIH remains our sole Class B partner.

In connection with the recapitalization by our Class B partner, our partnership agreement was amended and restated to provide, among other things, that all distributions under the partnership agreement shall first be made to holders of Class B Units, until all principal and interest has been extinguished under the senior PIK notes issued to Highbridge.  After such extinguishment of the senior PIK notes, distributions will be made to holders of Class A and Class B Units pursuant to the distribution formulas set forth in the amended partnership agreement.

Operations Update

Sooner Trend.    Our development and production activity in the Sooner Trend area in Oklahoma focuses on multiple stacked pays zones underlying our approximate 60,000 gross acres of leasehold (approximately 41,000 net acres).  This includes defining and drilling the Meramec formation in the Mississippian interval, the Pennsylvania Oswego Lime, the Hunton Lime, and the Woodford Shale.  Additionally, we are managing legacy water floods in the Manning, Big Lime, and Oswego formations.  In the first quarter of 2014, we completed seven horizontal Meramec wells in  Sooner Trend as well as two horizontal wells in the Oswego formation and one horizontal in the Hunton formation. We had nine horizontal wells in progress as of the end of the first quarter of 2014, primarily targeting the Meramec.    Our primary focus is horizontal activity in the units where we own 80% - 100% of the working interest.  We also participate in horizontal drilling programs in two non-operated units in which we have 13% - 28% working interests.  Four of our completed wells and two of the wells in progress for the first quarter of 2014 were non-operated.

We currently have three drilling rigs operating in our horizontal drilling program targeting primarily the Meramec in the Lincoln North, Lincoln Southeast, and East Hennessey Unit areas.  Additionally, two drilling rigs are currently being operated in Sooner Trend by our working interest partners. We expect to continue operating two to three rigs in Sooner Trend for the remainder of 2014.

Production from our Sooner Trend properties net to our interest was approximately 3,200 BOE/Day, 83% oil and natural gas liquids, for the first quarter of 2014, as compared to approximately 1,200 BOE/Day, 75% oil and natural gas liquids, for the first quarter of 2013.

Weeks Island. We are targeting updip oil reserves and undrained fault blocks in this large oil field surrounding a salt dome in South Louisiana.  We completed one development well as a producer in the first quarter of 2014, with three additional wells in progress at the end of the quarter, one of which was subsequently completed as a producer while one other has moved into the completion process.  We drilled one exploration well that resulted in a dry hole.  Two successful recompletions have also positively impacted the field during the quarter.  Our plans are to utilize at least one drilling rig continuously through the end of 2014.  Additionally, we expect to have at least one workover rig continuously operating in this field, primarily for completing new wells and recompleting older wells to new producing zones.

Production from Weeks Island net to our interest was approximately 4,300 BOE/Day, 81% oil, for the first quarter of 2014, as compared to 2,200 BOE/Day, 97% oil, for the first quarter of 2013.  Production at Weeks Island has remained above 4,000 BOE/Day, net to our interest, for the past two quarters.

On October 1, 2013, we increased our ownership in Weeks Island with an acquisition from Stone Energy Offshore, L.L.C. (“Stone Energy”) of interests in wells primarily operated by us, representing an estimated 1.8 MMBOE in proved reserves.  The Stone Energy purchase also included acreage on the east flank of the salt dome covering approximately 25% of the dome rim. This area provides us with multiple new drilling opportunities we believe are similar to previous successful wells.

Eagleville field.  During the first quarter of 2014, we completed 10 wells with an average working interest of approximately 13% in the Eagle Ford Shale formation in our Eagleville field.  An additional 34 wells with working interests ranging from approximately 1% to 15% were in progress at the end of the quarter, with 17 of those subsequently completed as producers through mid-May 2014.  As of March 31, 2014, we had 122 producing wells in this field, which are primarily operated by Murphy Oil Corporation (“Murphy”). Our average working interest in these wells is approximately 7%.  All working interests mentioned here reflect ownership after the sale of a portion of our Eagleville interests as described above.

For the first quarter of 2014, production from the Eagleville field was approximately 2,900 BOE/Day net to our interest, as compared to 3,100 BOE/Day in the first quarter of 2013.   These production figures primarily reflect our working interest prior to the Eagleville sale, as the sale occurred very near the end of the first quarter of 2014.  Murphy is currently operating three drilling rigs on our acreage.

Results of Operations: Three Months Ended March 31, 2014 v. Three Months Ended March 31, 2013

	Three Months Ended March 31,		Increase
	2014	2013	(Decrease)	% Change

	(dollars in thousands, except average sales prices and
	unit costs)
Summary Operating Information:
Net Production:
Oil (MBbls)	805	605	200	33%
Natural gas (MMcf)	3,717	4,128	(411)	(10)%
Natural gas liquids (MBbls)	124	88	36	41%
Total oil equivalent (MBOE)	1,549	1,381	168	12%
Average daily oil production (MBOE/Day)	17.2	15.3	1.9	12%
Average Sales Price:
Oil (per Bbl) realized	$96.36	$102.21	$(5.85)	(6)%
Oil (per Bbl) unhedged	99.01	106.90	(7.89)	(7)%
Natural gas (per Mcf) realized	5.26	5.92	(0.66)	(11)%
Natural gas (per Mcf) unhedged	5.03	3.29	1.74	53%
Natural gas liquids (per Bbl) realized (1)	39.96	34.81	5.15	15%
Combined (per BOE) realized	65.92	64.67	1.25	2%
Hedging Activities:
Realized oil revenue (loss)	$(2,141)	$(2,838)	$697	25%
Realized natural gas revenue gain	858	10,818	(9,960)	(92)%
Summary Financial Information
Revenues
Oil	$77,601	$61,817	$15,784	26%
Natural gas	19,543	24,420	(4,877)	(20)%
Natural gas liquids	4,942	3,061	1,881	61%
Other revenues	63	652	(589)	(90)%
Gain (loss) on sale of assets	73,158	(1,070)	74,228	6937%
Unrealized loss — oil and natural gas derivative contracts	(9,416)	(20,302)	10,886	54%
	165,891	68,578	97,313	142%
Expenses
Lease and plant operating expense	19,054	15,583	3,471	22%
Production and ad valorem taxes	7,676	5,744	1,932	34%
Workover expense	2,765	4,077	(1,312)	(32)%
Exploration expense	9,479	2,596	6,883	265%
Depreciation, depletion, and amortization expense	29,279	24,505	4,774	19%
Impairment expense	902	7,355	(6,453)	(88)%
Accretion expense	558	443	115	26%
General and administrative expense	24,717	9,341	15,376	165%
Interest expense, net	14,285	13,220	1,065	8%
Provision (benefit) for state income taxes	283	—	283	NA
Net income (loss)	$56,893	$(14,286)	$71,179	498%
Average Unit Costs per BOE:
Lease and plant operating expense	$12.30	$11.28	$1.02	9%
Production and ad valorem tax expense	4.96	4.16	0.80	19%
Workover expense	1.79	2.95	(1.16)	(39)%
Exploration expense	6.12	1.88	4.24	226%
Depreciation, depletion and amortization expense	18.90	17.74	1.16	7%
General and administrative expense	15.96	6.76	9.20	136%

(1)We do not utilize hedges for natural gas liquids.

Revenues

Oil revenues for the three months ended March 31, 2014 increased $15.8 million, or 26%, to $77.6 million from $61.8 million for the corresponding period in 2013. The increase in revenue was attributable to increased production volumes partially offset by a lower average realized price. Approximately $20.5 million of the increase was due to an increase in production of 200 MBbls, or 33%. This increase is primarily due to production from our Weeks Island and Sooner Trend fields.  Weeks Island increased 120 MBbls, from 194 MBbls in the first quarter of 2013 to 314 MBbls for the first quarter of 2014.  The Sooner Trend fields increased production by 117 MBbls, from 55 MBbls in the first quarter of 2013 to 172 MBbls in the corresponding period of 2014.  As described above, we sold a portion of our interest in the Eagleville field on March 25, 2014.  Our Eagleville field produced 225 MBbls and 212 MBbls in the first quarter of 2013 and 2014, respectively.  The average price of oil exclusive of hedging decreased 7% in the first quarter of 2014; the overall realized price (including hedging gains and losses) decreased 6% from $102.21 per Bbl in the first quarter of 2013 to  $96.36 per Bbl in the first quarter of 2014, resulting in a decrease in oil revenues of approximately $4.7 million.

Natural gas revenues for the three months ended March 31, 2014 decreased $4.9 million, or 20%, to $19.5 million from $24.4 million for the same period in 2013. The decrease in natural gas revenue was attributable to decreased production during the first quarter of 2014 as well as a decrease in average realized price.  Approximately $2.4 million of the decrease in revenues from natural gas was due to a decrease in production of 0.4 BCF, or 10%. This decline is primarily due to an emphasis on liquids-rich assets in our capital spending.  Our Hilltop field, our largest natural gas field, produced 1.0 BCF in the first quarter of 2014, compared to 1.7 BCF in the first quarter of 2013.  In the fourth quarter of 2013, we sold a portion of our interest in this field.  The average price of natural gas exclusive of hedging increased 53% in the first quarter of 2014; the overall realized price (including realized hedging gains and losses) decreased 11% from $5.92 per Mcf in the first quarter of 2013 to $5.26 per Mcf in the first quarter of 2014, resulting in a decrease in natural gas revenues of approximately $2.5 million.

Natural gas liquids revenues increased $1.9 million, or 61%, during the first quarter of 2014 compared to the same period in 2013. The increase in natural gas liquids revenue was attributable to increased production volumes augmented by a higher average realized price during the first quarter of 2014.  A  41%  increase in volumes from 88 MBbls to 124 MBbls was augmented by an increase in our average price of 15%, from $34.81 per Bbl to $39.96 per Bbl.  The increase in volume is primarily due to increased production in our Sooner Trend fields in Oklahoma.  The partial sale of our interest in the Eagleville field is expected to impact sales of natural gas liquids in the near term.  Eagleville produced 26 MBbls and 28 MBbls of natural gas liquids in the first quarter of 2014 and 2013, respectively.

In 2013, we revised our reporting for natural gas liquids produced in our Oklahoma properties.  Whereas we had previously reported all volumes and revenues as attributable to a single stream of rich natural gas, we began recording revenues for natural gas liquids from Oklahoma separately in mid-2013.  For comparability, we reclassified approximately $0.9 million in revenues from natural gas to natural gas liquids for the first quarter of 2013.  The related volumetric reclassification included a reduction of 96 MMcf of natural gas produced, and an addition of 29 MBbls of natural gas liquids produced for the first quarter of 2013.  These reclassifications had no impact on previously reported total revenues, net income, cash flows, or partners’ capital (deficit).  The analysis of the increase in revenues from 2013 to 2014 included herein is based on the figures for each year after reclassifications.

Other revenues decreased $0.6 million during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The decrease is partially the result of a decrease in rental income from our drilling rig, which we sold during the third quarter of 2013.

(Gain) loss on sale of assets was a gain of $73.2 million in the first quarter of 2014, due to the sale of a portion of our interests in our Eagleville field, as described above.  The loss in 2013 was related to the sale of a single well.

Unrealized loss — oil and natural gas derivative contracts was a loss of $9.4 million during the three months ended March 31, 2014 as compared to a loss of $20.3 million during the same period in 2013. The fluctuation from period to period is due to the volatility of oil and natural gas prices and changes in our outstanding hedging contracts during these periods.

Expenses

Lease and plant operating expense increased $3.5 million in the first quarter of 2014 as compared to the first quarter of 2013, from $15.6 million to $19.1 million, primarily due to increases in chemical usage, field services, salt water disposal, rental equipment, and compression and gathering fees totaling $4.3 million, partially offset by a decrease in repairs and maintenance of $0.8 million.  The increases are primarily due to higher costs incurred on liquids-rich assets, primarily in fields such as Weeks Island, Sooner Trend, and Eagleville.   On a per unit basis, lease and plant operating expenses were $12.30 and $11.28 per BOE for the first quarter of 2014 and 2013, respectively.

Production and ad valorem taxes increased $2.0 million, or 34%, to $7.7 million for the first quarter of 2014, as compared to $5.7 million for the first quarter of 2013.   Production taxes increased $1.8 million for the first quarter of 2014 as compared to the corresponding period of 2013, following product revenues.  Ad valorem taxes were flat at approximately $1.3 million in each of the first quarters of 2014 and 2013.

Workover expense decreased from the first quarter of 2013 to the first quarter of 2014, from $4.1 million to $2.8 million, respectively. This expense varies depending on activities in the field and is attributable to many different properties.

Exploration expense includes the costs of our geology department, costs of geological and geophysical data, expired leases, gain or loss on settlement of asset retirement obligations, lease rentals, and dry holes. Exploration expense increased from $2.6 million for the first quarter of 2013 to $9.4 million for the first quarter of 2014, primarily due to $6.4 million in dry hole expense.

Depreciation, depletion and amortization increased $4.8 million to $29.3 million for the first quarter of 2014 as compared to an expense of $24.5 million for the first quarter of 2013. On a per unit basis, this expense increased from $17.74 to $18.90 per BOE. The rate is a function of capitalized costs of proved properties, reserves and production by field.

Impairment expense decreased from $7.4 million in the first quarter of 2013 to $0.9 million in the first quarter of 2014. This expense varies with the results of drilling, as well as with price declines and other factors which may render some fields uneconomic, resulting in impairment.  The significant impairment expense in the first quarter of 2013 included write-downs in several large natural gas fields based primarily on the decline in market prices for natural gas.  The write-down in the first quarter of 2014 was the result of a decline in the value of a South Texas prospect.

Accretion expense is related to our obligation for retirement of oil and natural gas wells and facilities. We record these liabilities when we place the assets in service, using discounted present values of the estimated future obligation. We then record accretion of the liabilities as they approach maturity. Accretion expense was $0.6 million for the first quarter of 2014 and $0.4 million for the corresponding period in 2013.

General and administrative expense increased $15.4 million, or 165%, for the first quarter of 2014 to $24.7 million from $9.3 million for the first quarter of 2013. The increase is principally due to two large transactions that took place during the quarter, the recapitalization described above and in Note 12 of our consolidated financial statements, and the sale of a portion of our Eagleville field.  Together, these transactions generated approximately $14 million in additional general and administrative expenses. In addition, employee-related expenses increased $0.9 million primarily due to increased headcount.

Interest expense, net increased $1.1 million for the first quarter of 2014 to $14.3 million from $13.2 million for the first quarter of 2013.  Interest on our credit facility increased $1.0 million in the first quarter of 2014 as compared to the same period in 2013 due to higher outstanding balances, although the balance was significantly reduced on March 25, 2014 using the proceeds from the partial sale of our Eagleville properties.

Liquidity and Capital Resources

Our principal requirements for capital are to fund our day-to-day operations, exploration and development activities, and to satisfy our contractual obligations, primarily for the repayment of debt and any amounts owed during the period related to our hedging positions.

Our 2014 capital budget is primarily focused on the development of existing core areas through exploitation and development. Currently, we plan to spend a total of approximately $340 million during 2014, of which approximately $81.8 million has been expended or accrued through March 31, 2014.  Approximately 75% of our 2014 capital budget is allocated to our properties in Eagle Ford shale, Sooner Trend, and South Louisiana. Our future drilling plans, plans of our drilling operators and capital budgets are subject to change based upon various factors, some of which are beyond our control, including drilling results, oil and natural gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, actions of our operators, gathering system and pipeline transportation constraints and regulatory approvals. Because a large percentage of our acreage is held by production, we have the ability to materially decrease our drilling and recompletion budget in response to market conditions with minimal risk of losing significant acreage.

We expect to fund the remainder of our 2014 capital budget predominantly with cash flows from operations, supplemented by borrowings under our credit facility. If necessary, we may also access capital through proceeds from potential asset dispositions and the future issuances of debt and/or equity securities, subject to the distribution of proceeds therefrom as set forth in our partnership agreement. We strive to maintain financial flexibility and may access capital markets as necessary to maintain substantial borrowing capacity under our senior secured revolving credit facility, facilitate drilling on our large undeveloped acreage position and permit us to selectively expand our acreage position. In the event our cash flows are materially less than anticipated and other sources of capital we historically have utilized are not available on acceptable terms, we may curtail our capital spending.

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

The borrowing base is redetermined each May 1 and November 1.  During the first quarter of 2014, the borrowing base was reduced from $385 million to $285 million as a result of the sale of a portion of our Eagleville properties, and the cash proceeds from the sale were used to pay down the outstanding balance under the credit facility.  The borrowing base was $285 million as of March 31, 2014.  This amount was reconfirmed as of May 12, 2014.  The next redetermination will be October 1, 2014.  As of May 13, 2014, outstanding borrowing under the credit facility was $221.6 million, letters of credit of $0.9 million were outstanding, and the available unused portion of the borrowing base was $62.5 million.

Our credit facility provides for two alternative interest rate bases and margins. Eurodollar loans accrue interest generally at the one-month London Interbank Offered Rate plus a margin ranging from 2.00% to 2.75%, depending on the utilization of our borrowing base. “Reference rate” loans accrue interest at the prime rate of Wells Fargo Bank, N.A., plus a margin ranging from 1.00% to 1.75%, depending on the utilization of our borrowing base. The total rate on all loans outstanding as of March 31, 2014 under the credit facility was 2.5%, which was based primarily on the Eurodollar option.

The credit facility contains customary covenants including, among others, defined financial covenants, including minimum working capital levels (the ratio of current assets plus the unused borrowing base, to current liabilities) of 1.0 to 1.0, minimum coverage of interest expenses of 3.0 to 1.0, and maximum leverage of 4.00 to 1.00.  The interest coverage and leverage ratios refer to the ratio of earnings before interest, taxes, depreciation, depletion, amortization, and exploration expense (“EBITDAX”, as defined more specifically in the credit agreement) to interest expense and to total debt (as defined), respectively. Financial ratios are calculated quarterly.

At March 31, 2014, we were in compliance with the covenants.  The terms of the credit facility also restrict our ability to make distributions and investments.

Cash flow provided by operating activities

Operating activities provided cash of $56.8 million during the three months ended March 31, 2014 as compared to $45.6 million during the comparable period in 2013, an increase of $11.2 million.  Excluding non-cash items of income and expense, and excluding the higher than normal general and administrative expenses related to the recapitalization of our Class B partner (described above), the majority of which were paid subsequent to quarter-end, cash flows from income were approximately $5 million higher in the first quarter of 2014 than the corresponding period in 2013.  The increase was primarily due to increased production of oil.   The remainder of the increase in cash flows was due to changes in working capital accounts.

Cash flow provided by or used in investing activities

Investing activities provided cash of $90.1 million during the three months ended March 31, 2014 as compared to cash used in investing of $80.1 million during the comparable period of 2013.  Investment in property and equipment increased by $4.1 million, due primarily to increased drilling and development.  A decrease in cash used in acquisition activities of $0.7 million was primarily due to post-closing settlement adjustments related to prior acquisitions. Sale of properties, primarily a portion of our interest in our Eagleville field, provided cash flow of $173.6 million in the first three months of 2014.  On an accrual basis, capital spending increased, primarily for expenditures in our Eagle Ford Shale play, South Louisiana (Weeks Island), and Sooner Trend.

Cash flow provided by or used in financing activities

Financing activities used cash of $146.8 million during the three months ended March 31, 2014 as compared to cash provided by financing of $32 million during the comparable period in 2013.  In the first quarter of 2014 we used the proceeds from the Eagleville divestiture to reduce the outstanding balance under our credit facility.  During the first quarter of 2013 we increased borrowings under the credit facility.

Cautionary Statement Regarding Forward-Looking Statements

The information in this report includes “forward-looking statements.” All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words “could”, “should”, “will”, “play”, “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”) and Part II, Item 1A of this report. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.

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

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for and development and production of oil and natural gas. These risks include, but are not limited to, commodity price volatility, low prices for oil and/or natural gas, global economic conditions, inflation, increased operating costs, lack of availability of drilling and production equipment and services, environmental risks, weather risks, drilling and other operating risks, regulatory changes, the uncertainty inherent in estimating oil and natural gas reserves and in projecting future rates of production, reductions in cash flow, access to capital, and the other risks described under “Item 1A. Risk Factors” in our 2013 Form 10-K.

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

Should one or more of the risks or uncertainties described in the 2013 Form 10-K or this report occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

For information regarding our exposure to certain market risks, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management Activities—Commodity Derivative Instruments” and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our 2013 Form 10-K. There have been no material changes to the disclosure regarding market risks other than as noted below. See Part I, Item 1, Note 6 to our consolidated financial statements for a description of our outstanding derivative contracts at the most recent reporting date.

The fair value of our oil and natural gas derivative contracts and basis swaps at March 31, 2014 was a net liability of $9.4 million. A 10% increase or decrease in oil and natural gas prices with all other factors held constant would result in an unrealized loss or gain, respectively, in the estimated fair value (generally correlated to our estimated future net cash flows from such instruments) of our oil and natural gas commodity contracts of approximately $48 million (net unrealized loss) or $47 million (net unrealized gain), respectively, as of March 31, 2014.

We are subject to interest rate risk on our variable interest rate borrowings. Although in the past we have used interest rate swaps to mitigate the effect of fluctuating interest rates on interest expense, we currently have no open interest rate derivative contracts.  A 1% increase in interest rates would increase annual interest expense on our variable rate debt by approximately $1.7 million, based on the balance outstanding as of March 31, 2014.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

See Part I, Item 1, Note 10 to our consolidated financial statements entitled “Commitments and Contingencies,” which is incorporated in this item by reference.

ITEM  1A. Risk Factors

We are subject to certain risks and hazards due to the nature of the business activities we conduct. For a discussion of these risks, see “Item 1A. Risk Factors” in the 2013 Form 10-K. There have been no material changes with respect to the risk factors disclosed in the 2013 Form 10-K during the quarter ended March 31, 2014.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM  3. Defaults Upon Senior Securities

None.

ITEM  4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

 ITEM  6. Exhibits

3.1

Articles of Organization of Alta Mesa Holdings GP, LLC dated as of September 26, 2005 (incorporated by reference from Exhibit 3.1 to Company’s registration statement on Form S-4 filed with the SEC on April 27, 2011).

3.2

Amended and Restated Limited Liability Company Agreement of Alta Mesa Holdings GP, LLC, dated as of March 25, 2014 (incorporated by reference from Exhibit 3.2 to the Company’s Report on Form 10-K filed with the SEC on March 28, 2014).

3.3

Certificate of Limited Partnership of Alta Mesa Holdings, LP, dated as of September 26, 2005 (incorporated by reference from Exhibit 3.3 to Company’s registration statement on Form S-4 filed with the SEC on April 27, 2011).

3.4

Second Amended and Restated Limited Partnership Agreement of Alta Mesa Holdings, LP, dated as of March 25, 2014 (incorporated by reference from Exhibit 3.1 to Company’s Current Report on Form 8-K filed with the SEC on March 26, 2014).

3.5

Certificate of Incorporation of Alta Mesa Finance Services Corp., dated September 27, 2010 (incorporated by reference from Exhibit 3.7 to the Company’s registration statement on Form S-4 filed with the SEC on April 27, 2011).

3.6

Bylaws of Alta Mesa Finance Services Corp., dated as of September 27, 2010 (incorporated by reference from Exhibit 3.8 to the Company’s registration statement on Form S-4 filed with the SEC on April 27, 2011).

4.1

Indenture by and among the Issuers, the Subsidiary Guarantors and Wells Fargo Bank, N.A., as Trustee, dated as of October 13, 2010 (incorporated by reference from Exhibit 4.1 to the Company’s registration statement on Form S-4 filed with the SEC on April 27, 2011).

10.1

Purchase and Sale Agreement dated March 25, 2014 among AM Eagle LLC and Memorial Production Partners LP (incorporated by reference from Exhibit 10.1 of the Company’s Report on Form 8-K filed with the SEC on March 26, 2014).

10.2

Agreement and Amendment No. 7 dated March 25, 2014 to the Sixth Amended and Restated Credit Agreement dated May 13, 2010 among Alta Mesa Holdings, LP, certain affiliate Guarantors, the lenders party thereto and Wells Fargo Bank, N.A. as administrative agent for such lenders (incorporated by reference from Exhibit 10.2 of the Company’s Report on Form 8-K filed with the SEC on March 26, 2014).

10.3

Second Amended and Restated Promissory Note, dated March 25, 2014, executed by Galveston Bay Resources, LP in favor of Michael E. Ellis (incorporated by reference from Exhibit 10.3 of the Company’s Report on Form 8-K filed with the SEC on March 26, 2014).

10.4

Second Amended and Restated Promissory Note, dated March 25, 2014, executed by Alta Mesa Holdings, LP in favor of Michael E. Ellis (incorporated by reference from Exhibit 10.4 of the Company’s Report on Form 8-K filed with the SEC on March 26, 2014).

10.5

Second Amended and Restated Promissory Note, dated March 25, 2014, executed by Petro Acquisitions, LP in favor of Michael E. Ellis (incorporated by reference from Exhibit 10.5 of the Company’s Report on Form 8-K filed with the SEC on March 26, 2014).

10.6

Amended and Restated Employment Agreement, dated March 25, 2014, between Alta Mesa Services, LP and Harlan H. Chappelle (incorporated by reference from Exhibit 10.4 of the Company’s Report on Form 10-K filed with the SEC on March 28, 2014).

10.7

Amended and Restated Employment Agreement, dated March 25, 2014, between Alta Mesa Services, LP and Michael E. Ellis (incorporated by reference from Exhibit 10.5 of the Company’s Report on Form 8-K filed with the SEC on March 28, 2014).

10.8

Amended and Restated Employment Agreement, dated March 25, 2014, between Alta Mesa Services, LP and Michael A. McCabe (incorporated by reference from Exhibit 10.6 of the Company’s Report on Form 8-K filed with the SEC on March 28, 2014).

10.9

Amended and Restated Employment Agreement, dated March 25, 2014, between Alta Mesa Services, LP and F. David Murrell (incorporated by reference from Exhibit 10.7 of the Company’s Report on Form 8-K filed with the SEC on March 28, 2014).

10.10*

Agreement and Amendment No. 8 dated May 12, 2014 to the Sixth Amended and Restated Credit Agreement dated May 13, 2010 among Alta Mesa Holdings, LP, certain affiliate Guarantors, the lenders party thereto and Wells Fargo Bank, N.A. as administrative agent for such lenders.

31.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

31.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

32.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101*	Interactive data files.

* filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ALTA MESA HOLDINGS, LP
(Registrant)

	By:	ALTA MESA HOLDINGS GP, LLC, its
May 13, 2014		general partner

	By:	/s/ Harlan H. Chappelle
Harlan H. Chappelle
May 13, 2014		President and Chief Executive Officer

	By:	/s/ Michael A. McCabe
Michael A. McCabe
Vice President and Chief Financial Officer