Form 10-Q
period 2014-06-30
Alta Mesa Holdings, LP
filed 2014-08-13
CIK 1518403

]

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

PART I — FINANCIAL INFORMATION

ITEM  1. Financial Statements

ALTA MESA HOLDINGS, LP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 30,	December 31,
	2014	2013

	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,366	$6,537
Accounts receivable, net	52,233	43,486
Other receivables	1,033	2,552
Prepaid expenses and other current assets	3,489	3,077
Derivative financial instruments	477	5,572
TOTAL CURRENT ASSETS	65,598	61,224
PROPERTY AND EQUIPMENT
Oil and natural gas properties, successful efforts method, net	669,180	691,770
Other property and equipment, net	9,629	9,100
TOTAL PROPERTY AND EQUIPMENT, NET	678,809	700,870
OTHER ASSETS
Investment in partnership — cost	9,000	9,000
Deferred financing costs, net	9,510	10,943
Derivative financial instruments	—	3,405
Advances to operators	3,148	6,863
Deposits and other assets	1,144	1,186
TOTAL OTHER ASSETS	22,802	31,397
TOTAL ASSETS	$767,209	$793,491
LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$109,520	$96,095
Current portion, asset retirement obligations	6,450	3,844
Derivative financial instruments	15,967	4,483
TOTAL CURRENT LIABILITIES	131,937	104,422
LONG-TERM LIABILITIES
Asset retirement obligations, net of current portion	53,346	52,179
Long-term debt	677,353	766,868
Notes payable to founder	23,931	23,331
Derivative financial instruments	15,369	4,486
Other long-term liabilities	7,299	2,312
TOTAL LONG-TERM LIABILITIES	777,298	849,176
TOTAL LIABILITIES	909,235	953,598
COMMITMENTS AND CONTINGENCIES (NOTE 10)
PARTNERS’ CAPITAL (DEFICIT)	(142,026)	(160,107)
TOTAL LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)	$767,209	$793,491

See notes to consolidated financial statements.

ALTA MESA HOLDINGS, LP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

REVENUES
Oil	$92,586	$75,455	$172,328	$140,110
Natural gas	17,855	17,580	36,540	31,182
Natural gas liquids	4,924	3,963	9,866	7,024
Other revenues	225	506	288	1,158
	115,590	97,504	219,022	179,474
Gain (loss) on sale of oil and gas property	(4,607)	(120)	68,551	(1,190)
Gain (loss) — oil and natural gas derivative contracts	(24,729)	26,147	(35,428)	13,825
TOTAL REVENUES	86,254	123,531	252,145	192,109
EXPENSES
Lease and plant operating expense	17,528	18,067	36,582	33,650
Production and ad valorem taxes	6,952	7,452	14,628	13,196
Workover expense	2,198	4,508	4,963	8,585
Exploration expense	18,757	6,270	28,236	8,866
Depreciation, depletion, and amortization expense	33,198	28,375	62,477	52,880
Impairment expense	18,300	19,191	19,202	26,546
Accretion expense	613	449	1,171	892
General and administrative expense	13,894	9,420	38,611	18,761
TOTAL EXPENSES	111,440	93,732	205,870	163,376
INCOME (LOSS) FROM OPERATIONS	(25,186)	29,799	46,275	28,733
OTHER INCOME (EXPENSE)
Interest expense	(13,632)	(13,659)	(27,920)	(26,949)
Interest income	6	28	9	98
TOTAL OTHER INCOME (EXPENSE)	(13,626)	(13,631)	(27,911)	(26,851)
INCOME (LOSS) BEFORE STATE INCOME TAXES	(38,812)	16,168	18,364	1,882
BENEFIT FROM (PROVISION FOR) STATE INCOME TAXES	—	—	(283)	—
NET INCOME (LOSS)	$(38,812)	$16,168	$18,081	$1,882

See notes to consolidated financial statements.

ALTA MESA HOLDINGS, LP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,081	$1,882
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization expense	62,477	52,880
Impairment expense	19,202	26,546
Accretion expense	1,171	892
Amortization of loan costs	1,433	1,409
Amortization of debt discount	255	255
Dry hole expense	20,120	4,108
Expired leases	359	222
(Gain) loss on derivative contracts	35,428	(13,825)
Settlements of derivative contracts	(4,561)	12,775
Interest converted into debt	600	599
(Gain) loss on sale of assets	(68,551)	1,190
Changes in assets and liabilities:
Restricted cash	—	2,305
Accounts receivable	(8,747)	(5,791)
Other receivables	1,519	(149)
Prepaid expenses and other non-current assets	3,345	7,837
Settlement of asset retirement obligation	(1,617)	(716)
Accounts payable, accrued liabilities, and other long-term liabilities	8,153	(6,327)
NET CASH PROVIDED BY OPERATING ACTIVITIES	88,667	86,092
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property and equipment	(165,165)	(173,612)
Proceeds from sale of property	168,097	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	2,932	(173,612)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	79,500	89,500
Repayments of long-term debt	(169,270)	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(89,770)	89,500
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,829	1,980
CASH AND CASH EQUIVALENTS, beginning of period	6,537	5,786
CASH AND CASH EQUIVALENTS, end of period	$8,366	$7,766
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$24,964	$24,063
Cash paid (received) during the period for state taxes	$(125)	$18
Change in asset retirement obligations	$2,838	$747
Change in accruals or liabilities for capital expenditures	$11,642	$(4,822)

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

The consolidated financial statements included herein as of June  30, 2014, and for the three month and six month periods ended June  30, 2014 and 2013, are unaudited, and in the opinion of management, the information furnished reflects all material adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of consolidated financial position and of the results of operations for the interim periods presented. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Certain minor reclassifications of prior period consolidated financial statements have been made to conform to current reporting practices. The consolidated results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of June  30,  2014, our significant accounting policies are consistent with those discussed in Note 2 of the consolidated financial statements for the fiscal year ended December 31, 2013.

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

Accounts Receivable, net:  Our receivables arise from the sale of oil and natural gas to third parties and joint interest owner receivables for properties in which we serve as the operator. This concentration of customers may impact our overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions affecting the oil and gas industry. Accounts receivable are generally not collateralized. Accounts receivable are shown net of an allowance for doubtful accounts of $1.3 million and $1.4 million at June  30,  2014 and December 31, 2013, respectively.

Deferred Financing Costs:  Deferred financing costs and the amount of discount at which notes payable have been issued (debt discount) are amortized using the straight-line method, which approximates the interest method, over the term of the related debt. For the three month periods ended June  30,  2014 and 2013, amortization of deferred financing costs included in interest expense amounted to $0.7 million and $0.7 million, respectively. For the six month periods ended June 30, 2014 and 2013, amortization of deferred financing costs included in interest expense amounted to $1.4 million and $1.4 million, respectively. Deferred financing costs are listed among our long-term assets, net of accumulated amortization of $14.2 million and $12.8 million at June  30,  2014 and December 31, 2013, respectively.

Fair Value of Financial Instruments:  The fair value of cash, accounts receivable, other current assets, and current liabilities approximate book value due to their short-term nature. The estimate of fair value of long-term debt under our senior secured revolving credit facility is not considered to be materially different from carrying value due to market rates of interest. The fair value of the notes payable to our founder is not practicable to determine. We have estimated the fair value of our $450 million senior notes payable at $473.6 million at June  30,  2014. See Note 5 for further information on fair values of financial instruments. See Note 8 for information on long-term debt.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606).  The update provides guidance concerning the recognition and measurement of revenue from contracts with customers.  Its objective is to increase the usefulness of information in the financial statements regarding the nature, timing and uncertainty of revenues.  The update is effective for the Company beginning in calendar year 2017.  We are evaluating the impact this standard will have on our consolidated financial statements and related disclosures.

NOTE 3 — SIGNIFICANT ACQUISITIONS AND DIVESTITURES

Eagleville Divestiture

On March 25, 2014 we closed the sale of certain of our properties located primarily in Karnes County, Texas to Memorial Production Operating LLC, comprising a portion of our Eagleville field (“Eagleville divestiture”).  The properties sold included a working interest in all of our producing wells as of the effective date of January 1, 2014.  We retained a net profits interest in these wells based on 50% of our original working interest in 2014, declining to 30% in 2015, 15% in 2016, and zero in 2017.  Also included in the sale was a 30% undivided interest in all our Eagleville mineral leases and interests, and 30% of our working interest in all our wells in progress on December 31, 2013 or drilled after January 1, 2014.  The initial cash purchase price was $173 million,  subsequently adjusted to approximately $168 million for settlement adjustments through June 30, 2014.  The purchase and sale agreement provides for customary adjustments to the purchase price for revenues and expenses incurred after the effective date.  As of January 1, 2014, estimated net proved reserves associated with the sold portion of these properties were approximately 7.7 MMBOE.  We recorded a preliminary gain on sale from the Eagleville divestiture of $68.7 million during the first half of 2014, based on a preliminary allocation of basis between the properties sold and properties retained.

The sold portion of Eagleville field contributed approximately $8.6 million and $16.4 million in net pre-tax profit for the three months and six months ended June 30, 2013, respectively, and $6.6 million in the first quarter of 2014, prior to its sale.

Hilltop Divestiture

On October 2, 2013 we closed the sale of certain of our properties in East Texas to Cubic Oil, Inc., comprising a portion of our Hilltop field (“Hilltop divestiture”).  The properties sold were primarily producers of dry natural gas located in Leon County, Texas.  As of July 1, 2013, estimated net proved reserves associated with these properties were 11.2 BCFE. The net cash purchase price was approximately $19 million.  There was no material gain on the sale.  These wells contributed approximately $0.2 million in net pre-tax income during the three months ended June 30, 2013 and $0.1 million net pre-tax loss during the six months ended June 30, 2013.

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

	Total
	Revenue	Income

	(dollars in thousands)
	(unaudited)

Pro forma results for the six months ended June 30, 2013	$213,283	$8,625

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30,	December 31,
	2014	2013
	(dollars in thousands)
	(unaudited)
OIL AND NATURAL GAS PROPERTIES
Unproved properties	$77,094	$86,721
Accumulated impairment	(5,191)	(7,356)
Unproved properties, net	71,903	79,365
Proved oil and natural gas properties	1,414,221	1,405,658
Accumulated depreciation, depletion, amortization and impairment	(816,944)	(793,253)
Proved oil and natural gas properties, net	597,277	612,405
TOTAL OIL AND NATURAL GAS PROPERTIES, net	669,180	691,770
LAND	1,918	1,418
OTHER PROPERTY AND EQUIPMENT
Office furniture and equipment, vehicles	15,012	13,802
Accumulated depreciation	(7,301)	(6,120)
OTHER PROPERTY AND EQUIPMENT, net	7,711	7,682
TOTAL PROPERTY AND EQUIPMENT, net	$678,809	$700,870

Capitalized exploratory well costs

Deferred exploratory well costs were $6.5 million and $18.4 million at June 30, 2014 and December 31, 2013, respectively.  The decrease in deferred costs during 2014 is primarily the result of the transfer of $13.5 million for the costs of a New Mexico exploratory well to dry hole expense.  As of June 30, 2014 deferred exploratory well costs include approximately $3.3 million capitalized for greater than one year.

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

Oil and natural gas properties are subject to impairment testing and potential impairment write down. Oil and gas properties with a carrying amount of $60.3 million were written down to their fair value of $41.1 million, resulting in an impairment charge of $19.2 million for the six months ended June 30,  2014. Oil and gas properties with a carrying amount of $46.5 million were written down to their fair value of $20.0 million, resulting in an impairment charge of $26.5 million for the six months ended June 30, 2013. Oil and gas properties with a carrying amount of $59.1 million were written down to their fair value of $40.8 million, resulting in an impairment charge of $18.3 million for the three months ended June 30, 2014.  For the three months ended June 30, 2013, oil and gas properties with a carrying amount of $35.4 million were written down to their fair value of $16.2 million, resulting in an impairment charge of $19.2 million. Significant Level 3 assumptions used in the calculation of estimated discounted cash flows in the impairment analysis included our estimate of future oil and natural gas prices, production costs, development expenditures, estimated timing of production of proved reserves, appropriate risk-adjusted discount rates, and other relevant data.

New additions to asset retirement obligations result from estimations for new properties, and fair values for them are categorized as Level 3. Such estimations are based on present value techniques that utilize company-specific information for such inputs as cost and timing of plugging and abandonment of wells and facilities. We  recorded $0.4 million and $0.4 million in additions to asset retirement obligations measured at fair value during the  six months ended June  30, 2014 and 2013, respectively.

The following table presents information about our financial assets and liabilities measured at fair value on a recurring basis as of June  30, 2014 and December 31, 2013, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

	Level 1	Level 2	Level 3	Total

	(dollars in thousands)
At June 30, 2014 (unaudited):
Financial Assets:
Derivative contracts for oil and natural gas	—	$19,739	—	$19,739
Financial Liabilities:
Derivative contracts for oil and natural gas	—	$50,598	—	$50,598
At December 31, 2013:
Financial Assets:
Derivative contracts for oil and natural gas	—	$27,850	—	$27,850
Financial Liabilities:
Derivative contracts for oil and natural gas	—	$27,842	—	$27,842

The amounts above are presented on a gross basis; presentation on our consolidated balance sheets utilizes netting of assets and liabilities with the same counterparty where master netting agreements are in place. For additional information on derivative contracts, see Note 6.

6. DERIVATIVE FINANCIAL INSTRUMENTS

We account for our derivative contracts under the provisions of ASC 815, “Derivatives and Hedging.” We have entered into forward-swap contracts and collar contracts to reduce our exposure to price risk in the spot market for oil and natural gas. We also have utilized financial basis swap contracts, which address the price differential between market-wide benchmark prices and other benchmark pricing referenced in certain of our crude oil and natural gas sales contracts. Substantially all of our hedging agreements are executed by affiliates of our lenders under the credit facility described in Note 8 below, and are collateralized by the security interests of the respective affiliated lenders in certain of our assets under the credit facility. The contracts settle monthly and are scheduled to coincide with either oil production equivalent to barrels (Bbl) per month or gas production equivalent to volumes in millions of British thermal units (MMbtu) per month. The contracts represent agreements between us and the counter-parties to exchange cash based on a designated price, or in the case of financial basis hedging contracts, based on a designated price differential between various benchmark prices. Cash settlement occurs monthly. No derivative contracts have been entered into for trading purposes, and we typically hold each instrument to maturity.

We have not designated any of our derivative contracts as fair value or cash flow hedges; accordingly we use mark-to-market accounting, recognizing changes in the fair value of derivative contracts in the consolidated statement of operations at each reporting date.

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

Fair Values of Derivative Contracts

			Net Fair
	Gross	Gross amounts	Value of Assets
June 30, 2014	Fair Value	offset against assets	presented in
Balance sheet location	of Assets	in the Balance Sheet	the Balance Sheet

	(dollars in thousands)
	(unaudited)
Derivative financial instruments, current assets	$7,444	$(6,967)	$477
Derivative financial instruments, long-term assets	12,295	(12,295)	—
Total	$19,739	$(19,262)	$477

			Net Fair
	Gross	Gross amounts	Value of Liabilities
June 30, 2014	Fair Value	offset against liabilities	presented in
Balance sheet location	of Liabilities	in the Balance Sheet	the Balance Sheet

	(dollars in thousands)
	(unaudited)
Derivative financial instruments, current liabilities	$22,934	$(6,967)	$15,967
Derivative financial instruments, long-term liabilities	27,664	(12,295)	15,369
Total	$50,598	$(19,262)	$31,336

			Net Fair
	Gross	Gross amounts	Value of Assets
December 31, 2013	Fair Value	offset against assets	presented in
Balance sheet location	of Assets	in the Balance Sheet	the Balance Sheet

	(dollars in thousands)
Derivative financial instruments, current assets	$13,218	$(7,646)	$5,572
Derivative financial instruments, long-term assets	14,632	(11,227)	3,405
Total	$27,850	$(18,873)	$8,977

			Net Fair
	Gross	Gross amounts	Value of Liabilities
December 31, 2013	Fair Value	offset against liabilities	presented in
Balance sheet location	of Liabilities	in the Balance Sheet	the Balance Sheet

	(dollars in thousands)
Derivative financial instruments, current liabilities	$12,129	$(7,646)	$4,483
Derivative financial instruments, long-term liabilities	15,713	(11,227)	4,486
Total	$27,842	$(18,873)	$8,969

The following table summarizes the effect of our derivative instruments in the consolidated statements of operations:

Derivatives not		Three Months Ended		Six Months Ended
designated as hedging	Location of	June 30,		June 30,
instruments under ASC 815	Gain (Loss)	2014	2013	2014	2013

		(dollars in thousands)
		(unaudited)
Oil commodity contracts	Gain (loss) —
	oil and natural gas
	derivative contracts	$(23,541)	$16,639	$(28,510)	$12,210
Natural gas commodity contracts	Gain (loss) —
	oil and natural gas
	derivative contracts	(1,188)	9,508	(6,918)	1,615
Total gains (losses) from
derivatives not designated as hedges		$(24,729)	$26,147	$(35,428)	$13,825

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

We had the following open derivative contracts for natural gas at June  30, 2014 (unaudited):

NATURAL GAS DERIVATIVE CONTRACTS

	Volume in	Weighted	Range
Period and Type of Contract	MMBtu	Average	High	Low
2014
Price Swap Contracts	4,755,000	$4.41	$5.60	$4.01
Collar Contracts
Short Call Options	5,778,000	5.48	9.00	4.75
Long Put Options	1,670,000	4.86	6.00	4.25
Long Call Options	3,600,901	5.77	9.00	4.50
Short Put Options	5,227,600	3.58	4.00	3.00
2015
Price Swap Contracts	3,832,500	5.07	5.91	4.31
Collar Contracts
Short Call Options	7,750,000	4.59	5.75	4.51
Long Put Options	7,525,000	4.05	5.00	4.00
Short Put Options	9,102,500	3.32	4.45	3.25
2016
Price Swap Contracts	8,418,000	4.22	4.23	4.22
Collar Contracts
Short Call Options	455,000	7.50	7.50	7.50
Long Put Options	455,000	5.50	5.50	5.50
Short Put Options	455,000	4.00	4.00	4.00
2017
Collar Contracts
Short Call Options	6,570,000	5.00	5.00	4.98
Long Put Options	6,570,000	4.50	4.50	4.50
Short Put Options	6,570,000	4.00	4.00	4.00
2018
Collar Contracts
Short Call Options	5,475,000	5.50	5.53	5.48
Long Put Options	5,475,000	4.50	4.50	4.50
Short Put Options	5,475,000	4.00	4.00	4.00

We had the following open derivative contracts for crude oil at June  30, 2014 (unaudited):

OIL DERIVATIVE CONTRACTS

	Volume	Weighted	Range
Period and Type of Contract	in Bbls	Average	High	Low
2014
Price Swap Contracts	906,200	$95.97	$105.48	$87.50
Collar Contracts
Short Call Options	511,520	104.00	111.30	97.00
Long Put Options	519,800	91.59	95.00	70.00
Long Call Options	621,920	101.83	110.00	90.00
Short Put Options	573,528	74.39	80.00	65.00
2015
Price Swap Contracts	1,404,500	94.36	99.30	86.45
Collar Contracts
Short Call Options	428,850	120.81	135.98	115.00
Long Put Options	1,231,850	87.15	95.00	85.00
Short Put Options	2,545,850	71.11	75.00	60.00
2016
Price Swap Contracts	366,000	93.00	94.92	85.35
Collar Contracts
Short Call Options	859,700	107.97	130.00	103.87
Long Put Options	859,700	85.98	95.00	80.00
Short Put Options	859,700	65.98	75.00	60.00
2017
Collar Contracts
Short Call Options	744,950	107.99	113.83	104.15
Long Put Options	744,950	83.26	90.00	80.00
Short Put Options	744,950	63.26	70.00	60.00
2018
Collar Contracts
Short Call Options	307,400	104.39	104.65	104.15
Long Put Options	307,400	80.00	80.00	80.00
Short Put Options	307,400	60.00	60.00	60.00

In those instances where contracts are identical as to time period, volume and strike price, and counterparty, but opposite as to direction (long and short), the volumes and average prices have been netted in the two tables above. Prices stated in the table above for oil may settle against either the NYMEX or Brent ICE indices or may reflect a mix of positions settling on these two indices.

7. ASSET RETIREMENT OBLIGATIONS

A summary of the changes in asset retirement obligations is included in the table below (unaudited, dollars in thousands):

Balance, beginning of year	$56,023
Liabilities incurred	408
Liabilities settled	(1,617)
Liabilities transferred in sales of properties	(322)
Revisions to estimates	4,133
Accretion expense	1,171
Balance, June 30, 2014	59,796
Less: Current portion	6,450
Long term portion	$53,346

The total revisions include $2.8 million related to additions to property, plant and equipment.

8. LONG-TERM DEBT AND NOTES PAYABLE TO FOUNDER

Long-term debt and notes payable to founder consists of the following:

	June 30,	December 31,
	2014	2013

	(dollars in thousands)
	(unaudited)
Credit Facility	$229,520	$319,290
Senior Notes	447,833	447,578
Total long-term debt	$677,353	$766,868
Notes payable to founder	$23,931	$23,331

Credit Facility. On May 13, 2010, we entered into a Sixth Amended and Restated Credit Agreement (as amended, the “credit facility”). The credit facility matures on May 23, 2016 and is secured by substantially all of our oil and gas properties. The credit facility borrowing base is redetermined periodically and, as of June  30, 2014, the borrowing base under the facility was $285 million. The borrowing base was reduced from $385 million to $285 million on March 25, 2014 as a result of the sale of a portion of our Eagleville properties.  Subsequent to June 30, 2014, the borrowing base was increased to $350 million as of August 5, 2014. The credit facility bears interest at LIBOR plus applicable margins between 2.00% and 2.75% or a “Reference Rate,” which is based on the prime rate of Wells Fargo Bank, N. A., plus a margin ranging from 1.00% to 1.75%, depending on the utilization of our borrowing base. The rate was 2.75% as of June  30, 2014 and 2.75% as of December 31, 2013.

The credit facility contains customary covenants including, among others, defined financial covenants, including minimum working capital levels (the ratio of current assets plus the unused borrowing base, to current liabilities, excluding assets and liabilities related to derivative contracts) of 1.0 to 1.0, minimum coverage of interest expenses of 3.0 to 1.0, and maximum leverage of 4.00 to 1.00.  The interest coverage and leverage ratios refer to the ratio of earnings before interest, taxes, depreciation, depletion, amortization, and exploration expense (“EBITDAX”, as defined more specifically in the credit agreement) to interest expense and to total debt (as defined), respectively. Financial ratios are calculated quarterly using EBITDAX for the most recent twelve months.   As of June  30, 2014, we were in compliance with all covenants.

Senior Notes. We have $450 million in outstanding registered senior notes due October 15, 2018 that carry a stated interest rate of 9.625% and an effective rate of 9.783%.  Interest is payable semi-annually each April 15th and October 15th.  The senior notes are unsecured and are general obligations of the Company, and effectively rank junior to any of our existing or future secured indebtedness, which includes the credit facility. The senior notes are unconditionally guaranteed on a senior unsecured basis by each of our material subsidiaries. The balance is presented net of unamortized discount of $2.2 million and $2.4 million at June  30, 2014 and December 31, 2013, respectively.

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

Notes Payable to Founder. We have notes payable to our founder that bear simple interest at 10% with a balance of $23.9 million and $23.3 million at June  30, 2014 and December 31, 2013, respectively.  The maturity date was extended from December 31, 2018 to December 31, 2021 on March 25, 2014.  Interest and principal are payable at maturity. The notes are convertible into shares of our Class B partner, Alta Mesa Investment Holdings, Inc., common stock upon certain conditions in the event of an initial public offering.

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

Interest on the notes payable to our founder amounted to $0.6 million and $0.6 million for the six months ended June  30, 2014 and 2013, respectively, and $0.3 million and $0.3 million for the three months ended June 30, 2014 and 2013, respectively. Such amounts have been added to the balance of the founder notes.

9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following provides the detail of accounts payable and accrued liabilities:

	June 30,	December 31,
	2014	2013

	(dollars in thousands)
	(unaudited)
Capital expenditures	$28,052	$18,629
Revenues and royalties payable	7,262	9,699
Operating expenses/taxes	20,663	17,071
Interest	9,816	9,146
Compensation	9,019	8,862
Other	9,562	2,711
Total accrued liabilities	84,374	66,118
Accounts payable	25,146	29,977
Accounts payable and accrued liabilities	$109,520	$96,095

10. COMMITMENTS AND CONTINGENCIES

Contingencies

Board of Commissioners of the Southeast Louisiana Flood Protection Authority – East:    On July 24, 2013, the Board of Commissioners of the Southeast Louisiana Flood Protection Authority – East sued us and approximately 100 other energy companies for long-term damage to the wetlands in southeast Louisiana.  Case No. 2013-6911 was filed in state court and subsequently remanded to federal court.  The plaintiff seeks damages and injunctive relief in the form of abatement and restoration of wetlands, alleging that the activities of the oil and gas industry over the past century have contributed significantly to the degradation of the wetlands that protect the populated areas in and around New Orleans from storm surge and other extreme weather effects.  The plaintiff alleges damages from increased costs of providing man-made storm protection structures, and emphasizes the destructive effect of canals built by the oil and gas industry.  Legal arguments include breach of the restoration and maintenance clauses of contracts with the State of Louisiana for drilling, dredging, and right-of-way agreements for pipelines.  Other legal arguments include negligence, strict liability, natural servitude of drain, public nuisance and private nuisance.   Our wholly-owned subsidiary The Meridian Resource & Exploration LLC is named as a defendant with 32 wells, two dredging permits and four right of way agreements in the relevant area.  Almost all of these wells are inactive. In June 2014, Act 544 of the Louisiana Legislature was enacted, stating that the plaintiff does not have the authority to bring this suit.  However, the constitutionality of Act 544 may be litigated, and this development does not end the litigation to which we are a party.

The overall exposure related to this lawsuit is not currently determinable.  While an adverse judgment against us might be possible, we intend to vigorously defend the case.  We have not provided any amount for this matter in our consolidated financial statements at June  30, 2014.

Environmental claims: Various landowners have sued the Company and/or our wholly owned subsidiaries, in lawsuits concerning several fields in which we have or historically had operations in Louisiana.  The lawsuits seek injunctive relief and other relief, including unspecified amounts in both actual and punitive damages for alleged breaches of mineral leases and alleged failure to restore the plaintiffs’ lands from alleged contamination and otherwise from our oil and natural gas operations. We are unable to express an opinion with respect to the likelihood of an unfavorable outcome of the various environmental claims or to estimate the amount or range of potential loss should the outcome be unfavorable. Therefore, we have not provided any material amounts for these claims in our consolidated financial statements at June  30, 2014, other than the balance for Florida, described below.

Due to the nature of our business, some contamination of the real estate property owned or leased by us is possible. Environmental site assessments of the property would be necessary to adequately determine remediation costs, if any.  Management has established a liability for soil contamination in Florida of $1.1 million and $1.1 million at June  30,  2014 and December 31, 2013, respectively, based on our undiscounted engineering estimates. The obligations are included in other long-term liabilities in the accompanying consolidated balance sheets.

Title/lease disputes: Title and lease disputes may arise in the normal course of our operations. These disputes are usually small but could result in an increase or decrease in reserves and/or other forms of settlement, such as cash, once a final resolution to the title dispute is made.

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

Overview

We have been engaged in onshore oil and natural gas acquisition, exploitation, exploration and production since 1987.   We operate in one industry segment, oil and natural gas exploration and development, within one geographical segment, the United States.  Currently, we are focusing our drilling efforts on the Sooner Trend area of the Anadarko Basin in Oklahoma, our Weeks Island field in South Louisiana, and our Eagle Ford Shale play in Karnes County, Texas.  Our operations also include other oil and natural gas interests in Texas and Louisiana.

The amount of cash we generate from our operations will fluctuate based on, among other things:

•the prices at which we will sell our production;

•the amount of oil and natural gas we produce; and

•the level of our operating and administrative costs.

In order to mitigate the impact of changes in oil and natural gas prices on our cash flows, we are a party to hedging and other price protection contracts, and we intend to enter into such transactions in the future to reduce the effect of low oil and natural gas prices on our cash flows.

Substantially all of our oil and natural gas activities are conducted jointly with others and, accordingly, amounts presented reflect our proportionate interest in such activities. Inflation has not had a material impact on our results of operations and is not expected to have a material impact on our results of operations in the future.

Outlook

Natural gas prices are subject to significant changes.  Declining prices in the last several years reached a low point in the first half of 2012 as reflected in the May 2012 NYMEX Henry Hub contract closing at $2.04 per MMbtu. Since then, prices have generally increased,  as indicated by the June 2014 NYMEX Henry Hub closing at $4.62 per MMbtu.  We received an average price of $4.63 per Mcf for natural gas in the second quarter of 2014 before the effects of hedging.  The relatively low level of natural gas prices prompted our shift in emphasis to oil and liquids over the past several years.  Low natural gas prices have impacted our earnings by necessitating impairment write-downs in some of our natural gas properties, either directly by decreasing the market values of the properties, or indirectly, by lowering rates of return on natural gas development projects and increasing the chance of impairment write-downs.  We recorded non-cash impairment expenses of $143 million and $96 million during the years ended December 31, 2013 and 2012, respectively.  For the second quarter of 2014 natural gas prices have been relatively stable.  Impairment expense is $19.2 million for the six months ended June  30, 2014.  It is possible that further declines in natural gas prices may increase this expense.

The price of oil is increasingly important to our revenues due to our current focus on development of oil reserves and exploration for oil.  Crude oil prices are subject to significant changes. Factors affecting the price of oil include worldwide economic conditions, including the European credit crisis, geopolitical activities, including developments in the Middle East, Ukraine, and South America, worldwide supply disruptions, weather conditions, actions taken by the Organization of Petroleum Exporting Countries and the value of the U.S. dollar in international currency markets.

Our derivative contracts are reported at fair value on our consolidated balance sheets and are highly sensitive to changes in the price of oil and natural gas. Changes in these derivative assets and liabilities are reported in our consolidated statement of operations as gain / loss from derivative contracts, which includes both the non-cash increase or decrease in the fair value of derivative contracts, as well as the effect of cash settlements of derivative contracts during the period. In the first half of 2014, we recognized a loss on our derivative contracts of $35.4 million, of which $4.6 million represents cash settlements expended for derivative contracts. The objective of our hedging program is that, over time, the combination of settlement gains and losses from derivative contracts with ordinary oil and natural gas revenues will produce relative revenue stability. However, in the short term, both settlements and fair value changes in our derivative contracts can significantly impact our results of operations, and we expect these gains and losses to continue to reflect changes in oil and natural gas prices.

We have hedged approximately 94%  of our forecasted production of proved developed producing reserves over the next five years at weighted average annual floor prices ranging from $4.29 per MMbtu to $4.53 per MMbtu for natural gas and $80.00 per Bbl to $94.38 per Bbl for oil.  If natural gas and/or oil prices decline for an extended period of time, we may be unable to replace expiring hedge contracts or enter new contracts for additional oil and natural gas production at favorable prices.

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

The primary factors affecting our production levels are capital availability, the effectiveness and efficiency of our production operations, the success of our drilling program and our inventory of drilling prospects. In addition, we face the challenge of natural production declines. We attempt to overcome this natural decline primarily through development of our existing undeveloped reserves, enhanced completions and well recompletions, and other enhanced recovery methods. Our future growth will depend on our ability to continue to add reserves in excess of production. Our ability to add reserves through drilling and other development techniques is dependent on our capital resources and can be limited by many factors, including our ability to timely obtain drilling permits and regulatory approvals. Any delays in drilling, completing or connecting our new wells to gathering lines will negatively affect our production, which will have an adverse effect on our revenues and, as a result, cash flow from operations.

Recent Developments

On March 25, 2014, we sold a portion of our proved oil reserves, approximately 7.7 MMBOE, in our Eagleville field in South Texas. The initial cash purchase price was $173 million, subsequently adjusted to approximately $168 million for settlement adjustments through June 30, 2014.  Proceeds were used to reduce the outstanding borrowings under our revolving credit facility.  The sale was structured to provide us with continuing net revenues from the sold properties through 2016, and we will continue to develop additional Eagleville wells at 70% of our original working interest.  Total reserves we retained are estimated as 7.3 MMBOE, of which 91% is considered proved undeveloped based on classifications from our reserve report as of December 31, 2013.  This partial sale provided us cash for investment in new areas without relinquishing our position in the Eagle Ford Shale, which we continue to view as a high-quality core property with years of development potential.

Throughout this report, revenue and operating data include the portion of our Eagleville assets that were sold in the first quarter of 2014 through the transaction closing date of March 25, 2014.  The Eagleville field contributed approximately $16.4 million in revenues (94% of which was from oil),  $0.9 million in total operating expenses and production taxes, and $5.9 million in depreciation, depletion, and amortization for the second quarter of 2014.   Production from Eagleville for the second quarter of 2014 was 191 MBOE (82% of which was from oil). For the second quarter of 2013, the Eagleville field produced 336 MBOE (81% from oil) and $28.8 million in revenues (94% from oil), $4.5 million in total operating expenses and production taxes, and $7.1 million in depreciation, depletion, and amortization

On March 25, 2014, our Class B partner, Alta Mesa Investment Holdings, Inc. (“AMIH”), completed a $350 million recapitalization with an investment from Highbridge Principal Strategies, LLC (“Highbridge”).  Proceeds from the investment were used in part to purchase the investment of Denham Capital Management, L.P. in AMIH.  Highbridge received convertible paid in kind (“PIK”) preferred stock in AMIH and senior PIK notes from AMIH.  We expanded our Board of Directors to include one member nominated by Highbridge and one new management member, our Chief Financial Officer, Michael A. McCabe.  AMIH remains our sole Class B partner.

Operations Update

Sooner Trend.    Our development and production activity in the Sooner Trend area in Oklahoma focuses on multiple stacked pays zones underlying our approximate 60,000 gross acres of leasehold (approximately 41,000 net acres).  This includes defining and drilling the Meramec formation in the Mississippian interval, the Pennsylvanian Oswego Lime, the Hunton Lime, and the Woodford Shale.  Additionally, we are managing legacy water floods in the Manning, Big Lime, and Oswego formations.  In the second quarter of 2014, we completed seven horizontal Meramec wells in  Sooner Trend as well as four horizontal wells in the Oswego formation. We had 11 horizontal wells in progress as of the end of the second quarter of 2014, primarily targeting the Meramec.    Our primary focus is horizontal activity in the units where we own 80% - 100% of the working interest.  We also participate as non-operators in horizontal drilling programs primarily in two units in which we have 13% - 28% working interests.  Six of our completed wells and three of the wells in progress for the second quarter of 2014 were non-operated.

We currently have three drilling rigs operating in our horizontal drilling program targeting primarily the Meramec in the Lincoln North, Lincoln Southeast, and East Hennessey Unit areas.  Additionally, two drilling rigs are currently being operated in Sooner Trend by our working interest partners. We expect to continue operating two to three rigs in Sooner Trend for the remainder of 2014.

Production from our Sooner Trend properties in the second quarter of 2014 was approximately 4,500 BOE/Day net to our interest, 79% oil and natural gas liquids, as compared to approximately 1,700 BOE/Day, 74% oil and natural gas liquids, for the second quarter of 2013.

Weeks Island. We are targeting updip oil reserves and undrained fault blocks in this large oil field surrounding a salt dome in South Louisiana.  We completed one development well as a dual producer in the second quarter of 2014, with three additional wells in progress at the end of the quarter, one of which was subsequently completed as a producer while one other has moved into the completion process.  Two successful recompletions have also positively impacted the field during the quarter.  Our plans are to utilize at least one drilling rig continuously through the end of 2014.  Additionally, we expect to have at least one workover rig continuously operating in this field, primarily for completing new wells and recompleting older wells to new producing zones.

Production from Weeks Island in the second quarter of 2014 was approximately 5,100 BOE/Day net to our interest, 84% oil, as compared to 3,100 BOE/Day, 88% oil, for the second quarter of 2013.  Production at Weeks Island has remained above 4,000 BOE/Day, net to our interest, since November 2013.

Eagleville field.  During the second quarter of 2014, we completed 13 wells with an average working interest of approximately 14% in the Eagle Ford Shale formation in our Eagleville field.  An additional 31 wells with working interests ranging from approximately 1% to 14% were in progress at the end of the quarter, with 22 of those subsequently completed as producers through mid-August 2014.  As of June 30, 2014, we had 135 producing wells in this field, which are primarily operated by Murphy Oil Corporation (“Murphy”). Our average working interest in these wells is approximately 8%.  All working interests mentioned here reflect ownership after the sale of a portion of our Eagleville interests as described earlier.

For the second quarter of 2014, production from the Eagleville field was approximately 2,100 BOE/Day net to our interest, as compared to 3,700 BOE/Day in the second quarter of 2013.   The decrease in production reflects the decrease in our working interest due to the partial sale of Eagleville during the first quarter of 2014.   Murphy is currently operating three drilling rigs on our acreage.

Results of Operations: Three Months Ended June  30, 2014 v. Three Months Ended June  30, 2013

	Three Months Ended June 30,		Increase
	2014	2013	(Decrease)	% Change

	(dollars in thousands, except average sales prices and
	unit costs)
Summary Operating Information:
Net Production:
Oil (MBbls)	899	740	159	21%
Natural gas (MMcf)	3,852	4,308	(456)	(11)%
Natural gas liquids (MBbls)	134	113	21	19%
Total oil equivalent (MBOE)	1,675	1,571	104	7%
Average daily oil production (MBOE/Day)	18.4	17.3	1.1	7%
Average Sales Price:
Oil (per Bbl) including settlements of derivative contracts	$97.90	$102.80	$(4.90)	(5)%
Oil (per Bbl) excluding settlements of derivative contracts	103.04	101.97	1.07	1%
Natural gas (per Mcf) including settlements of derivative contracts	4.98	5.05	(0.07)	(1)%
Natural gas (per Mcf) excluding settlements of derivative contracts	4.63	4.08	0.55	13%
Natural gas liquids (per Bbl) (1)	36.69	34.94	1.75	5%
Combined (per BOE) including settlements of derivative contracts	66.93	64.78	2.15	3%
Hedging Activities:
Settlements of derivatives received (paid), oil	$(4,618)	$614	$(5,232)	(852)%
Settlements of derivatives received, natural gas	1,340	4,181	(2,841)	(68)%
Summary Financial Information
Revenues
Oil	$92,586	$75,455	$17,131	23%
Natural gas	17,855	17,580	275	2%
Natural gas liquids	4,924	3,963	961	24%
Other revenues	225	506	(281)	(56)%
Gain (loss) on sale of assets	(4,607)	(120)	(4,487)	(3739)%
Gain (loss) — oil and natural gas derivative contracts	(24,729)	26,147	(50,876)	(195)%
	86,254	123,531	(37,277)	(30)%
Expenses
Lease and plant operating expense	17,528	18,067	(539)	(3)%
Production and ad valorem taxes	6,952	7,452	(500)	(7)%
Workover expense	2,198	4,508	(2,310)	(51)%
Exploration expense	18,757	6,270	12,487	199%
Depreciation, depletion, and amortization expense	33,198	28,375	4,823	17%
Impairment expense	18,300	19,191	(891)	(5)%
Accretion expense	613	449	164	37%
General and administrative expense	13,894	9,420	4,474	47%
Interest expense, net	13,626	13,631	(5)	(0)%
Provision (benefit) for state income taxes	—	—	—	NA
Net income (loss)	$(38,812)	$16,168	$(54,980)	(340)%
Average Unit Costs per BOE:
Lease and plant operating expense	$10.46	$11.50	$(1.04)	(9)%
Production and ad valorem tax expense	4.15	4.74	(0.59)	(12)%
Workover expense	1.31	2.87	(1.56)	(54)%
Exploration expense	11.20	3.99	7.21	181%
Depreciation, depletion and amortization expense	19.82	18.06	1.76	10%
General and administrative expense	8.29	6.00	2.29	38%

(1)We do not utilize hedges for natural gas liquids.

Revenues

Oil revenues for the three months ended June  30, 2014 increased $17.1 million, or 23%, to $92.6 million from $75.5 million for the corresponding period in 2013. The increase in revenue was attributable to increased production volumes augmented by an increase in the average price. Approximately $16.1 million of the increase was due to an increase in production of 159 MBbls, or 21%. This increase is primarily due to production from Sooner Trend and Weeks Island fields.  The Sooner Trend production increased by 172 MBbls, from 76 MBbls in the second quarter of 2013 to 248 MBbls in the corresponding period of 2014. Weeks Island increased 137 MBbls, from 252 MBbls in the second quarter of 2013 to 389 MBbls for the second quarter of 2014.  As described above, we sold a portion of our interest in the Eagleville field on March 25, 2014.  Our Eagleville field produced 272 MBbls and 156 MBbls in the second quarter of 2013 and 2014, respectively.  The average price of oil exclusive of settlements of derivative contracts increased 1% in the second quarter of 2014, resulting in an increase in oil revenues of approximately $1.0 million. The overall price including settlements of hedging contracts decreased 5% from $102.80 per Bbl in the second quarter of 2013 to  $97.90 per Bbl in the second quarter of 2014.

Natural gas revenues for the three months ended June  30, 2014 increased $0.3 million, or 2%, to $17.9 million from $17.6 million for the same period in 2013. The increase in natural gas revenue was attributable to an increase in average price partially offset by decreased production during the second quarter of 2014.    The average price of natural gas exclusive of settlements of derivative contracts increased 13% in the second quarter of 2014, resulting in an increase in natural gas revenues of approximately $2.1 million.  The overall price including settlements of derivative contracts decreased 1% from $5.05 per Mcf in the second quarter of 2013 to $4.98 per Mcf in the second quarter of 2014.  An approximate  $1.8 million decrease in revenues from natural gas was due to a decrease in production of 0.5 BCF, or 11%. This decline is primarily due to an emphasis on liquids-rich assets in our portfolio of assets.  Hilltop field, our largest natural gas field, produced 0.9 BCF in the second quarter of 2014, compared to 1.5 BCF in the second quarter of 2013.  In the fourth quarter of 2013, we sold a portion of our interest in this field.

Natural gas liquids revenues increased $1.0 million, or 24%, during the second quarter of 2014 compared to the same period in 2013. The increase in natural gas liquids revenue was attributable to increased production volumes augmented by a higher average price during the second quarter of 2014.  A  19%  increase in volumes from 113 MBbls to 134 MBbls was augmented by an increase in our average price of 5%, from $34.94 per Bbl to $36.69 per Bbl.  The increase in volume is primarily due to increased production in our Sooner Trend field in Oklahoma.  The partial sale of our interest in the Eagleville field is expected to impact sales of natural gas liquids in the near term.  Eagleville produced 19 MBbls and 33 MBbls of natural gas liquids in the second quarter of 2014 and 2013, respectively.

Other revenues decreased $0.3 million during the three months ended June  30, 2014 as compared to the three months ended June  30, 2013. The decrease is primarily the result of a decrease in rental income from our drilling rig, which we sold during the third quarter of 2013.

Gain (loss) on sale of assets was a  loss of $4.6 million in the second quarter of 2014, due to post-close settlement adjustments to the gain on the partial sale of our Eagleville field, which closed in the first quarter of 2014.    There were no material gains or losses on sale of assets in the second quarter of 2013.

Gain ( loss)— oil and natural gas derivative contracts was a loss of $24.7 million during the three months ended June  30, 2014 as compared to a gain of $26.1 million during the same period in 2013. The fluctuation from period to period is due to the volatility of oil and natural gas prices and changes in our outstanding hedging contracts during these periods.

Expenses

Lease and plant operating expense decreased $0.6 million or 3% in the second quarter of 2014 as compared to the second quarter of 2013, to $17.5 million from $18.1 million, primarily due to decreases in repairs and maintenance and field services ($2.0 million), partially offset by an increase in chemicals, marketing and gathering, salt water disposal and compression ($1.4 million).  The increases are primarily due to new well additions in liquids-rich assets, primarily from Weeks Island and Sooner Trend.  On a per unit basis, lease and plant operating expenses were $10.46 per BOE and $11.50 per BOE for the second quarter of 2014 and 2013, respectively.

Production and ad valorem taxes decreased $0.5 million, or 7%, to $7.0 million for the second quarter of 2014, as compared to $7.5 million for the second quarter of 2013.  Production taxes decreased approximately $0.3 million during the second quarter of 2014, to $6.4 million, from $6.7 million for the corresponding period in 2013.  The decrease in production taxes is primarily due to a refund of approximately $0.5 million recorded during the second quarter of 2014.  Ad valorem taxes decreased approximately $0.2 million for the second quarter of 2014 from the corresponding period of 2013.

Workover expense decreased from the second quarter of 2013 to the second quarter of 2014, from $4.5 million to $2.2 million, respectively. This expense varies depending on activities in the field and is attributable to many different properties.

Exploration expense includes the costs of our geology department, costs of geological and geophysical data, expired leases, recognition of settlements of asset retirement obligations, lease rentals, and dry holes. Exploration expense increased from $6.3 million for the second quarter of 2013 to $18.8 million for the second quarter of 2014, primarily due to an increase of $9.6 million in dry hole expense and increases in seismic and geological expenses of $3.1 million.  Dry hole expense recorded in the second quarter of 2014 is primarily due to a well drilled in New Mexico.

Depreciation, depletion and amortization increased $4.8 million to $33.2 million for the second quarter of 2014 as compared to an expense of $28.4 million for the second quarter of 2013. On a per unit basis, this expense increased from $18.06 per BOE to $19.82 per BOE. The rate is a function of capitalized costs of proved properties, reserves and production by field.

Impairment expense decreased from $19.2 million in the second quarter of 2013 to $18.3 million in the second quarter of 2014. This expense varies with the results of drilling, as well as with price declines and other factors which may render some fields uneconomic, resulting in impairment.  Impairment expense in the second quarter of 2013 included write-downs in several large natural gas fields based primarily on the decline in market prices for natural gas.  The write-down in the second quarter of 2014 was related to several low-margin fields in both Texas and Louisiana.

Accretion expense is related to our obligation for retirement of oil and natural gas wells and facilities. We record these liabilities when we place the assets in service, using discounted present values of the estimated future obligation. We then record accretion of the liabilities as they approach maturity. Accretion expense was $0.6 million for the second quarter of 2014 and $0.4 million for the corresponding period in 2013.

General and administrative expense increased $4.5 million for the second quarter of 2014 to $13.9 million from $9.4 million for the second quarter of 2013. The increase is principally due to contract settlement expenses of approximately $1.1 million and an increase in bonus accruals of $1.7 million,  and increased payroll expenses of approximately $1.0 million due to increased headcount in the second quarter of 2014.

Interest expense, net was flat at  $13.6 million for the each of the second quarters of 2014 and 2013.  Interest on our credit facility was flat in the second quarters of 2014 and 2013 as average balances and interest rates were comparable in the periods.

Results of Operations: Six Months Ended June 30, 2014 v. Six Months Ended June 30, 2013

	Six Months Ended June 30,		Increase
	2014	2013	(Decrease)	% Change

	(dollars in thousands, except average sales prices and
	unit costs)
Summary Operating Information:
Net Production:
Oil (MBbls)	1,704	1,345	359	27%
Natural gas (MMcf)	7,570	8,436	(866)	(10)%
Natural gas liquids (MBbls)	258	201	57	28%
Total oil equivalent (MBOE)	3,223	2,952	271	9%
Average daily oil production (MBOE/Day)	17.8	16.3	1.5	9%
Average Sales Price:
Oil (per Bbl) including settlements of derivative contracts	$97.17	$102.54	$(5.37)	(5)%
Oil (per Bbl) excluding settlements of derivative contracts	101.14	104.19	(3.05)	(3)%
Natural gas (per Mcf) including settlements of derivative contracts	5.12	5.47	(0.35)	(6)%
Natural gas (per Mcf) excluding settlements of derivative contracts	4.83	3.70	1.13	31%
Natural gas liquids (per Bbl) (1)	38.26	34.88	3.38	10%
Combined (per BOE) including settlements of derivative contracts	66.44	64.73	1.71	3%
Hedging Activities:
Settlements of derivatives (paid), oil	$(6,759)	$(2,224)	$(4,535)	(204)%
Settlements of derivatives received, natural gas	2,198	14,999	(12,801)	(85)%
Summary Financial Information
Revenues
Oil	$172,328	$140,110	$32,218	23%
Natural gas	36,540	31,182	5,358	17%
Natural gas liquids	9,866	7,024	2,842	40%
Other revenues	288	1,158	(870)	(75)%
Gain (loss) on sale of assets	68,551	(1,190)	69,741	5861%
Gain (loss) — oil and natural gas derivative contracts	(35,428)	13,825	(49,253)	(356)%
	252,145	192,109	60,036	31%
Expenses
Lease and plant operating expense	36,582	33,650	2,932	9%
Production and ad valorem taxes	14,628	13,196	1,432	11%
Workover expense	4,963	8,585	(3,622)	(42)%
Exploration expense	28,236	8,866	19,370	218%
Depreciation, depletion, and amortization expense	62,477	52,880	9,597	18%
Impairment expense	19,202	26,546	(7,344)	(28)%
Accretion expense	1,171	892	279	31%
General and administrative expense	38,611	18,761	19,850	106%
Interest expense, net	27,911	26,851	1,060	4%
Provision (benefit) for state income taxes	283	—	283	NA
Net income (loss)	$18,081	$1,882	$16,199	861%
Average Unit Costs per BOE:
Lease and plant operating expense	$11.35	$11.40	$(0.05)	(0)%
Production and ad valorem tax expense	4.54	4.47	0.07	2%
Workover expense	1.54	2.91	(1.37)	(47)%
Exploration expense	8.76	3.00	5.76	192%
Depreciation, depletion and amortization expense	19.38	17.91	1.47	8%
General and administrative expense	11.98	6.36	5.62	88%

(1)We do not utilize hedges for natural gas liquids.

Revenues

Oil revenues for the six months ended June  30, 2014 increased $32.2 million, or 23%, to $172.3 million from $140.1 million for the corresponding period in 2013. The increase in revenue was attributable to increased production volumes partially offset by a lower average price. Approximately $37.4 million of the increase was due to an increase in production of 359 MBbls, or 27%. This increase is primarily due to production from the Sooner Trend and Weeks Island fields.  The Sooner Trend increased production by 289 MBbls, from 131 MBbls in the first half of 2013 to 420 MBbls in the corresponding period of 2014.  Weeks Island increased 256 MBbls, from 446 MBbls in the first half of 2013 to 702 MBbls for the first half of 2014.  As described above, we sold a portion of our interest in the Eagleville field on March 25, 2014.  Our Eagleville field produced 497 MBbls and 369 MBbls in the first halves of 2013 and 2014, respectively.  The average price of oil exclusive of settlements of derivative contracts decreased 3% in the first half of 2014, resulting in a decrease in oil revenues of approximately $5.2 million.  The overall price, including settlements of derivative contracts, decreased 5% from $102.54 per Bbl in the first half of 2013 to $97.17 per Bbl in the first half of 2014.

Natural gas revenues for the six months ended June  30, 2014 increased $5.3 million, or 17%, to $36.5 million from $31.2 million for the same period in 2013. The increase in natural gas revenue was attributable to an increase in average price, partially offset by decreased production during the first half of 2014.    The average price of natural gas exclusive of settlements of derivative contracts increased 31% in the first half of 2014, resulting in an increase in natural gas revenues of approximately $8.5 million.  The overall price, including settlements of derivative contracts, decreased 6% from $5.47 per Mcf in the first half of 2013 to $5.12 per Mcf in the first half of 2014.  An approximate  $3.2 million decrease in revenues from natural gas was due to a decrease in production of 0.9 BCF, or 10%. This decline is primarily due to an emphasis on liquids-rich assets in our portfolio of assets.  Our Hilltop field, our largest natural gas field, produced 2.0 BCF in the first half of 2014, compared to 3.2 BCF in the first half of 2013.  In the fourth quarter of 2013, we sold a portion of our interest in this field.

Natural gas liquids revenues increased $2.8 million, or 40%, during the first half of 2014 compared to the same period in 2013. The increase in natural gas liquids revenue was attributable to increased production volumes augmented by a higher average price during the first half of 2014.  A  28%  increase in volumes from 201 MBbls to 258 MBbls was augmented by an increase in our average price of 10%, from $34.88 per Bbl to $38.26 per Bbl.  The increase in volume is primarily due to increased production in our Sooner Trend field in Oklahoma.  The partial sale of our interest in the Eagleville field is expected to impact sales of natural gas liquids in the near term.  Eagleville produced 45 MBbls and 60 MBbls of natural gas liquids in the first halves of 2014 and 2013, respectively.

Other revenues decreased $0.9 million during the six months ended June  30, 2014 as compared to the six months ended June  30, 2013. The decrease is partially the result of a decrease in rental income from our drilling rig, which we sold during the third quarter of 2013.

Gain (loss) on sale of assets was a gain of $68.6 million in the first half of 2014, due to the sale of a portion of our interests in our Eagleville field, as described above.  The loss in 2013 was related to the sale of a single well.

Gain (loss) — oil and natural gas derivative contracts was a loss of $35.4 million during the six months ended June  30, 2014 as compared to a gain of $13.8 million during the same period in 2013. The fluctuation from period to period is due to the volatility of oil and natural gas prices and changes in our outstanding hedging contracts during these periods.

Expenses

Lease and plant operating expense increased $3.0 million, or 9% in the first half of 2014 as compared to the first half of 2013, from $33.6 million to $36.6 million, primarily due to an increase in chemicals, compression, field services, marketing and gathering and salt water disposal totaling $4.8 million, partially offset by a decrease in repairs and maintenance of $2.2 million.  The increases are primarily due to costs incurred on liquids-rich assets, primarily in fields such as Weeks Island and Sooner Trend.  On a per unit basis, lease and plant operating expenses were $11.35 per BOE and $11.40 per BOE for the first half of 2014 and 2013, respectively.

Production and ad valorem taxes increased $1.4 million, or 11%, to $14.6 million for the first half of 2014, as compared to $13.2 million for the first half of 2013.  Production taxes increased $1.4 million for the first half of 2014 as compared to the corresponding period of 2013, following revenues from product sales, partially offset by a refund received in the second quarter of 2014.  Production taxes are impacted by our mix of sales between oil and natural gas, as well as by varying rates and exemption opportunities in different states.  Ad valorem taxes were flat at approximately $2.0 million in each of the first halves of 2014 and 2013.

Workover expense decreased from the first half of 2013 to the first half of 2014, from $8.6 million to $5.0 million, respectively. This expense varies depending on activities in the field and is attributable to many different properties.

Exploration expense includes the costs of our geology department, costs of geological and geophysical data, expired leases, recognition of settlements of asset retirement obligations, lease rentals, and dry holes. Exploration expense increased $19.3 million, from $8.9 million for the first half of 2013 to $28.2 million for the first half of 2014, primarily due to an increase of $16.1 million in dry hole expense and increases in seismic and geological expenses of $3.5 million. Dry hole expense for the first half of 2014 included approximately $18.5 million for two wells drilled in New Mexico.

Depreciation, depletion and amortization increased $9.6 million to $62.5 million for the first half of 2014 as compared to an expense of $52.9 million for the first half of 2013. On a per unit basis, this expense increased from $17.91 per BOE to $19.38 per BOE. The rate is a function of capitalized costs of proved properties, reserves and production by field.

Impairment expense decreased from $26.5 million in the first half of 2013 to $19.2 million in the first half of 2014. This expense varies with the results of drilling, as well as with price declines and other factors which may render some fields uneconomic, resulting in impairment.  Impairment expense in the first half of 2013 included write-downs in several large natural gas fields based primarily on the decline in market prices for natural gas.  The write-down in the first half of 2014 was related to several lower-margin fields in Texas and Louisiana.

Accretion expense is related to our obligation for retirement of oil and natural gas wells and facilities. We record these liabilities when we place the assets in service, using discounted present values of the estimated future obligation. We then record accretion of the liabilities as they approach maturity. Accretion expense was $1.2 million for the first half of 2014 and $0.9 million for the corresponding period in 2013.

General and administrative expense increased $19.8 million for the first half of 2014 to $38.6 million from $18.8 million for the first half of 2013. The increase is principally due to the recapitalization described above and in Note 12 of our consolidated financial statements, which contributed approximately $13.9 million in additional general and administrative expenses. In addition, the first half of 2014 reflects contract settlement expenses of $1.1 million, an increase in bonus accruals of $2.3 million, and increased payroll expenses of approximately $1.3 million due to increased headcount as compared to the first half of 2013.

Interest expense, net increased $1.1 million for the first half of 2014 to $27.9 million from $26.8 million for the first half of 2013.  Interest on our credit facility increased $1.1 million in the first half of 2014 as compared to the same period in 2013 due to higher average outstanding balances.

Liquidity and Capital Resources

Our principal requirements for capital are to fund our day-to-day operations, exploration and development activities, and to satisfy our contractual obligations, primarily for the repayment of debt and any amounts owed during the period related to our hedging positions.

Our 2014 capital budget is primarily focused on the development of existing core areas through exploitation and development. Currently, we plan to spend a total of approximately $360 million during 2014, of which approximately $187 million has been expended or accrued through June 30, 2014.  Approximately 80% of our 2014 capital budget is allocated to our properties in Eagle Ford Shale, Sooner Trend, and Weeks Island.   Our future drilling plans, plans of our drilling operators and capital budgets are subject to change based upon various factors, some of which are beyond our control, including drilling results, oil and natural gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, actions of our operators, gathering system and pipeline transportation constraints and regulatory approvals. Because a large percentage of our acreage is held by production, we have the ability to materially decrease our drilling and recompletion budget in response to market conditions with minimal risk of losing significant acreage.

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

The borrowing base is redetermined each May 1 and November 1.  During the first quarter of 2014, the borrowing base was reduced from $385 million to $285 million as a result of the sale of a portion of our Eagleville properties, and the cash proceeds from the sale were used to pay down the outstanding balance under the credit facility.  The borrowing base was increased to $350 million as of August 5, 2014.  The next redetermination will be November 1, 2014.  As of August 13, 2014, outstanding borrowing under the credit facility was $234.5 million, letters of credit totaling $0.9 million were outstanding, and the available unused portion of the borrowing base was $114.6 million.

Our credit facility provides for two alternative interest rate bases and margins. Eurodollar loans accrue interest generally at the one-month London Interbank Offered Rate plus a margin ranging from 2.00% to 2.75%, depending on the utilization of our borrowing base. “Reference rate” loans accrue interest at the prime rate of Wells Fargo Bank, N.A., plus a margin ranging from 1.00% to 1.75%, depending on the utilization of our borrowing base. The total rate on all loans outstanding as of June  30, 2014 under the credit facility was 2.75%, which was based on the Eurodollar option.

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

At June  30, 2014, we were in compliance with the covenants.  The terms of the credit facility also restrict our ability to make distributions and investments.

Cash flow provided by operating activities

Operating activities provided cash of $88.7 million during the six months ended June 30, 2014 as compared to $86.1 million during the comparable period in 2013, an increase of $2.6 million. Increased revenues from higher oil production and higher prices received for natural gas totaling $40.4 million were offset by increased expenses, in particular general and administrative expense, which was negatively impacted by the recapitalization in the first quarter of 2014 as noted above, increasing a total of $19.8 million from the first half of 2013 to the first half of 2014.  Settlements of derivative contracts also negatively impacted cash flow from operations in the first half of 2014 as compared to the same period in 2013.   For the first half of 2014, settlements used a net $4.6 million, as compared to providing $12.8 million in the first half of 2013, resulting in a negative variance of $17.4 million in 2014 as compared to 2013.

Cash flow provided by or used in investing activities

Investing activities provided cash of $2.9 million during the six months ended June  30, 2014 as compared to cash used in investing of $173.6 million during the comparable period of 2013.  Investment in property and equipment decreased by $8.4 million, due primarily to timing of drilling and development expenditures.  Sale of properties, primarily a portion of our interest in our Eagleville field, provided net cash flow of $168.1 million in the first six months of 2014.

Cash flow provided by or used in financing activities

Financing activities used cash of $89.8 million during the six months ended June  30, 2014 as compared to cash provided by financing of $89.5 million during the comparable period in 2013.  In the first half of 2014 we used the proceeds from the Eagleville divestiture to reduce the outstanding balance under our credit facility by $169.3 million, although we also drew down $79.5 million in that period. During the first half of 2013 we increased borrowings under the credit facility $89.5 million.

Cautionary Statement Regarding Forward-Looking Statements

The information in this report includes “forward-looking statements.” All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words “could”, “should”, “will”, “play”, “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included in our 2013 Form 10-K and Part II, Item 1A of this report. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.

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

The fair value of our oil and natural gas derivative contracts at June  30, 2014 was a net liability of $30.9 million. A 10% increase or decrease in oil and natural gas prices with all other factors held constant would result in a decrease or increase, respectively, in the estimated fair value (generally correlated to our estimated future net cash flows from such instruments) of our oil and natural gas commodity contracts of approximately $56 million (decrease in value) or $53 million (increase in value), respectively, as of June  30, 2014.

We are subject to interest rate risk on our variable interest rate borrowings. Although in the past we have used interest rate swaps to mitigate the effect of fluctuating interest rates on interest expense, we currently have no open interest rate derivative contracts.  A 1% increase in interest rates would increase annual interest expense on our variable rate debt by approximately $2.3 million, based on the balance outstanding as of June  30, 2014.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June  30, 2014 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June  30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

See Part I, Item 1, Note 10 to our consolidated financial statements entitled “Commitments and Contingencies,” which is incorporated in this item by reference.

ITEM  1A. Risk Factors

We are subject to certain risks and hazards due to the nature of the business activities we conduct. For a discussion of these risks, see “Item 1A. Risk Factors” in the 2013 Form 10-K. There have been no material changes with respect to the risk factors disclosed in the 2013 Form 10-K during the quarter ended June  30, 2014.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM  3. Defaults Upon Senior Securities

None.

ITEM  4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

 ITEM  6. Exhibits

10.1

Master Assignment, Agreement and Amendment No. 9 dated August 5, 2014 to the Sixth Amended and Restated Credit Agreement dated May 13, 2010 among Alta Mesa Holdings, LP, certain affiliate Guarantors, the lenders party thereto and Wells Fargo Bank, N.A. as administrative agent (incorporated by reference from Exhibit 10.1 to Company’s Current Report on Form 8-K filed with the SEC on August 7, 2014).

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

ALTA MESA HOLDINGS, LP
(Registrant)

	By:	ALTA MESA HOLDINGS GP, LLC, its
August 13, 2014		general partner

	By:	/s/ Harlan H. Chappelle
Harlan H. Chappelle
August 13, 2014		President and Chief Executive Officer

	By:	/s/ Michael A. McCabe
Michael A. McCabe
Vice President and Chief Financial Officer