Form 10-Q
period 2014-09-30
Alta Mesa Holdings, LP
filed 2014-11-12
CIK 1518403

]

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

PART I — FINANCIAL INFORMATION

ITEM  1. Financial Statements

ALTA MESA HOLDINGS, LP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	September 30,	December 31,
	2014	2013

	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,704	$6,537
Short-term restricted cash	25,783	—
Accounts receivable, net	60,450	43,486
Other receivables	1,130	2,552
Prepaid expenses and other current assets	2,783	3,077
Derivative financial instruments	7,377	5,572
TOTAL CURRENT ASSETS	103,227	61,224
PROPERTY AND EQUIPMENT
Oil and natural gas properties, successful efforts method, net	694,685	691,770
Other property and equipment, net	10,474	9,100
TOTAL PROPERTY AND EQUIPMENT, NET	705,159	700,870
OTHER ASSETS
Long-term restricted cash	9,162	—
Investment in partnership — cost	9,000	9,000
Deferred financing costs, net	8,827	10,943
Derivative financial instruments	1,782	3,405
Advances to operators	1,073	6,863
Deposits and other assets	1,139	1,186
TOTAL OTHER ASSETS	30,983	31,397
TOTAL ASSETS	$839,369	$793,491
LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$136,798	$96,095
Current portion, asset retirement obligations	7,065	3,844
Derivative financial instruments	—	4,483
TOTAL CURRENT LIABILITIES	143,863	104,422
LONG-TERM LIABILITIES
Asset retirement obligations, net of current portion	51,925	52,179
Long-term debt	695,481	766,868
Notes payable to founder	24,235	23,331
Derivative financial instruments	763	4,486
Other long-term liabilities	5,802	2,312
TOTAL LONG-TERM LIABILITIES	778,206	849,176
TOTAL LIABILITIES	922,069	953,598
COMMITMENTS AND CONTINGENCIES (NOTE 10)
PARTNERS’ CAPITAL (DEFICIT)	(82,700)	(160,107)
TOTAL LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)	$839,369	$793,491

See notes to consolidated financial statements.

ALTA MESA HOLDINGS, LP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

REVENUES
Oil	$104,196	$81,088	$276,524	$221,198
Natural gas	16,165	15,470	52,705	46,652
Natural gas liquids	4,787	3,006	14,653	10,030
Other revenues (loss)	496	(48)	784	1,110
	125,644	99,516	344,666	278,990
Gain (loss) on sale of assets	18,556	(1,077)	87,107	(2,267)
Gain (loss) — oil and natural gas derivative contracts	39,911	(20,680)	4,483	(6,855)
TOTAL REVENUES	184,111	77,759	436,256	269,868
EXPENSES
Lease and plant operating expense	18,440	18,031	55,022	51,681
Production and ad valorem taxes	8,357	8,130	22,985	21,326
Workover expense	2,316	3,428	7,279	12,013
Exploration expense	15,779	13,508	44,015	22,374
Depreciation, depletion, and amortization expense	39,880	30,667	102,357	83,547
Impairment expense	8,706	2,072	27,908	28,618
Accretion expense	365	460	1,536	1,352
General and administrative expense	17,243	13,378	55,854	32,139
TOTAL EXPENSES	111,086	89,674	316,956	253,050
INCOME (LOSS) FROM OPERATIONS	73,025	(11,915)	119,300	16,818
OTHER INCOME (EXPENSE)
Interest expense	(13,701)	(13,845)	(41,621)	(40,794)
Interest income	2	23	11	121
TOTAL OTHER INCOME (EXPENSE)	(13,699)	(13,822)	(41,610)	(40,673)
INCOME (LOSS) BEFORE STATE INCOME TAXES	59,326	(25,737)	77,690	(23,855)
BENEFIT FROM (PROVISION FOR) STATE INCOME TAXES	—	—	(283)	—
NET INCOME (LOSS)	$59,326	$(25,737)	$77,407	$(23,855)

See notes to consolidated financial statements.

ALTA MESA HOLDINGS, LP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$77,407	$(23,855)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization expense	102,357	83,547
Impairment expense	27,908	28,618
Accretion expense	1,536	1,352
Amortization of loan costs	2,158	2,121
Amortization of debt discount	383	383
Dry hole expense	24,911	13,700
Expired leases	1,016	223
(Gain) loss — oil and natural gas derivative contracts	(4,483)	6,855
Settlements of derivative contracts	(3,905)	13,550
Interest converted into debt	904	904
(Gain) loss on sale of assets	(87,107)	2,267
Changes in assets and liabilities:
Restricted cash unrelated to property divestiture	(105)	2,305
Accounts receivable	(16,964)	(2,310)
Other receivables	1,422	3,133
Prepaid expenses and other non-current assets	6,131	6,564
Settlement of asset retirement obligation	(3,278)	(1,358)
Accounts payable, accrued liabilities, and other long-term liabilities	26,816	9,231
NET CASH PROVIDED BY OPERATING ACTIVITIES	157,107	147,230
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property and equipment	(269,827)	(254,955)
Proceeds from sale of property	218,539	7,401
Investment in restricted cash related to property divestiture	(34,840)	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(86,128)	(247,554)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	97,500	119,500
Repayments of long-term debt	(169,270)	(18,000)
Additions to deferred financing costs	(42)	(97)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(71,812)	101,403
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(833)	1,079
CASH AND CASH EQUIVALENTS, beginning of period	6,537	5,786
CASH AND CASH EQUIVALENTS, end of period	$5,704	$6,865
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$27,387	$26,696
Cash paid (received) during the period for state taxes	$(125)	$18
Change in asset retirement obligations	$1,760	$1,001
Asset retirement obligations assumed, purchased properties	$—	$169
Change in accruals or liabilities for capital expenditures	$20,056	$(20,686)

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

The consolidated financial statements included herein as of September  30, 2014, and for the three month and nine month periods ended September  30, 2014 and 2013, are unaudited, and in the opinion of management, the information furnished reflects all material adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of consolidated financial position and of the results of operations for the interim periods presented. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Certain minor reclassifications of prior period consolidated financial statements have been made to conform to current reporting practices. The consolidated results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of September  30,  2014, our significant accounting policies are consistent with those discussed in Note 2 of the consolidated financial statements for the fiscal year ended December 31, 2013.

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

Restricted cash: The balance in restricted cash is invested in a money market fund held by a qualified intermediary in anticipation of property acquisitions designed to defer for our partners a potential taxable gain on the sale of our Hilltop field in the third quarter of 2014.  The funds are restricted until the earlier of expenditure or March 18, 2015.    Approximately $9.2 million was expended or committed from the restricted account for purchase of qualifying properties in October 2014.  We have classified this portion of the balance as non-current as of September 30, 2014.

Accounts Receivable, net:  Our receivables arise from the sale of oil and natural gas to third parties and joint interest owner receivables for properties in which we serve as the operator. This concentration of customers may impact our overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions affecting the oil and gas industry. Accounts receivable are generally not collateralized. Accounts receivable are shown net of an allowance for doubtful accounts of $1.2 million and $1.4 million at September  30,  2014 and December 31, 2013, respectively.

Deferred Financing Costs:  Deferred financing costs and the amount of discount at which notes payable have been issued (debt discount) are amortized using the straight-line method, which approximates the interest method, over the term of the related debt. For the three month periods ended September  30,  2014 and 2013, amortization of deferred financing costs included in interest expense amounted to $0.7 million and $0.7 million, respectively. For the nine month periods ended September 30, 2014 and 2013, amortization of deferred financing costs included in interest expense amounted to $2.2 million and $2.1 million, respectively. Deferred financing costs are listed among our long-term assets, net of accumulated amortization of $14.9 million and $12.8 million at September  30,  2014 and December 31, 2013, respectively.

Fair Value of Financial Instruments:  The fair value of cash, accounts receivable, other current assets, and current liabilities approximate book value due to their short-term nature. The estimate of fair value of long-term debt under our senior secured revolving credit facility is not considered to be materially different from carrying value due to market rates of interest. The fair value of the notes payable to our founder is not practicable to determine. We have estimated the fair value of our $450 million senior notes payable at $460.1 million at September  30,  2014. See Note 5 for further information on fair values of financial instruments. See Note 8 for information on long-term debt.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  ASU 2014-08 narrows the definition of “discontinued operations” to dispositions that represent a strategic shift that has or will have a significant impact on the entity’s operations and financial results.  The ASU requires additional disclosures regarding assets and liabilities held for sale, and income and losses, including gain or loss on sale, and cash flows from discontinued operations.  In addition, the ASU requires disclosures for disposals of individually significant components of the business which do not qualify as discontinued operations, including general information about the disposition and disclosure of the pretax profit or loss from the component for the period of disposal and all comparable historic periods presented.  ASU 2014-08 is effective for all fiscal years beginning after December 15, 2014, and can be adopted early for certain asset dispositions and reclassifications of assets from “held and used” to “held for sale.”

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

In August 2014, the FASB issued Accounting Standards Update 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  The new standard requires management to assess the company’s ability to continue as a going concern.  Disclosures are required if there is substantial doubt as to the company’s continuation as a going concern within one year after the issue date of financial statements.  The standard provides guidance for making the assessment, including consideration of management’s plans which may alleviate doubt regarding the company’s ability to continue as a going concern. ASU 2014-15 is effective for years beginning after December 15, 2016.    We do not expect the adoption of this pronouncement to have a material impact on our consolidated financial statements.

NOTE 3 — SIGNIFICANT ACQUISITIONS AND DIVESTITURES

Eagleville Divestiture

On March 25, 2014 we closed the sale of certain of our properties located primarily in Karnes County, Texas to Memorial Production Operating LLC, comprising a portion of our Eagleville field (“Eagleville divestiture”).  The properties sold included a working interest in all of our producing wells as of the effective date of January 1, 2014.  We retained a net profits interest in these wells based on 50% of our original working interest in 2014, declining to 30% in 2015, 15% in 2016, and zero in 2017.  Also included in the sale was a 30% undivided interest in all our Eagleville mineral leases and interests, and 30% of our working interest in all our wells in progress on December 31, 2013 or drilled after January 1, 2014.  The initial cash purchase price was $173 million,  subsequently adjusted to approximately $168 million for settlement adjustments through September 30, 2014.  The purchase and sale agreement provides for customary adjustments to the purchase price for revenues and expenses incurred after the effective date.  As of January 1, 2014, estimated net proved reserves associated with the sold portion of these properties were approximately 7.7 MMBOE.  We recorded a preliminary gain on sale from the Eagleville divestiture of $69.3 million during the first nine months of 2014, based on a preliminary allocation of basis between the properties sold and properties retained.

The sold portion of Eagleville field contributed approximately $9.9 million and $26.3 million in net pre-tax profit for the three months and nine months ended September 30, 2013, respectively, and $6.6 million in the first quarter of 2014, prior to its sale.

Hilltop Divestiture

On October 2, 2013 we closed the sale of certain of our properties in East Texas, comprising a portion of our Hilltop field (“Hilltop divestiture”).  The properties sold were primarily producers of dry natural gas located in Leon County, Texas.  As of July 1, 2013, estimated net proved reserves associated with these properties were 11.2 BCFE. The net cash purchase price was approximately $19 million.  There was no material gain on the sale.

On September 19, 2014, we sold our remaining interests in the Hilltop field for a cash payment of $41.6 million, which will be subject to customary settlement adjustments.  We recorded a preliminary gain on the sale of $18.3 million.  As of the date of sale, estimated proved reserves associated with these properties were 29.8 BCFE.

The Hilltop interests contributed approximately $0.5 million and $3.6 million in net pre-tax income during the three months and nine months ended September 30, 2013, respectively.  Both these periods were prior to the first sale, and include income from the wells sold in each of the two separate sales.

Weeks Island Acquisition

On October 1, 2013 we closed a transaction to purchase certain producing properties in South Louisiana from Stone Energy Offshore, L.L.C. (“Stone”) for cash consideration of approximately $42 million cash plus related abandonment costs. This purchase increased our working interest in our Weeks Island field. Total estimated net proved reserves associated with the acquisition were 1.8 MMBOE as of the effective date of July 1, 2013.

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

	Total	Income
	Revenue	(Loss)

	(dollars in thousands)
	(unaudited)

Pro forma results for the nine months ended September 30, 2013	$289,691	$(18,792)

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30,	December 31,
	2014	2013
	(dollars in thousands)
	(unaudited)
OIL AND NATURAL GAS PROPERTIES
Unproved properties	$81,711	$86,721
Accumulated impairment	(3,995)	(7,356)
Unproved properties, net	77,716	79,365
Proved oil and natural gas properties	1,345,326	1,405,658
Accumulated depreciation, depletion, amortization and impairment	(728,357)	(793,253)
Proved oil and natural gas properties, net	616,969	612,405
TOTAL OIL AND NATURAL GAS PROPERTIES, net	694,685	691,770
LAND	2,166	1,418
OTHER PROPERTY AND EQUIPMENT
Office furniture and equipment, vehicles	16,192	13,802
Accumulated depreciation	(7,884)	(6,120)
OTHER PROPERTY AND EQUIPMENT, net	8,308	7,682
TOTAL PROPERTY AND EQUIPMENT, net	$705,159	$700,870

Capitalized exploratory well costs

Deferred exploratory well costs were $6.6 million and $18.4 million at September 30, 2014 and December 31, 2013, respectively.  The decrease in deferred costs during 2014 is primarily the result of the transfer of $13.5 million for the costs of a New Mexico exploratory well to dry hole expense.  As of September 30, 2014 deferred exploratory well costs include approximately $5.3 million capitalized for greater than one year.

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

Oil and natural gas properties are subject to impairment testing and potential impairment write down. Oil and gas properties with a carrying amount of $74.1 million were written down to their fair value of $46.2 million, resulting in an impairment charge of $27.9 million for the nine months ended September 30,  2014. Oil and gas properties with a carrying amount of $50.1 million were written down to their fair value of $21.5 million, resulting in an impairment charge of $28.6 million for the nine months ended September 30, 2013. Oil and gas properties with a carrying amount of $13.8 million were written down to their fair value of $5.1 million, resulting in an impairment charge of $8.7 million for the three months ended September 30, 2014.  For the three months ended September 30, 2013, oil and gas properties with a carrying amount of $3.6 million were written down to their fair value of $1.5 million, resulting in an impairment charge of $2.1 million. Significant Level 3 assumptions used in the calculation of estimated discounted cash flows in the impairment analysis included our estimate of future oil and natural gas prices, production costs, development expenditures, estimated timing of production of proved reserves, appropriate risk-adjusted discount rates, and other relevant data.

New additions to asset retirement obligations result from estimations for new properties, and fair values for them are categorized as Level 3. Such estimations are based on present value techniques that utilize company-specific information for such inputs as cost and timing of plugging and abandonment of wells and facilities. We  recorded $0.8 million and $0.8 million in additions to asset retirement obligations measured at fair value during the  nine months ended September  30, 2014 and 2013, respectively.

The following table presents information about our financial assets and liabilities measured at fair value on a recurring basis as of September  30, 2014 and December 31, 2013, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

	Level 1	Level 2	Level 3	Total

	(dollars in thousands)
At September 30, 2014 (unaudited):
Financial Assets:
Derivative contracts for oil and natural gas	—	$30,027	—	$30,027
Financial Liabilities:
Derivative contracts for oil and natural gas	—	$21,631	—	$21,631
At December 31, 2013:
Financial Assets:
Derivative contracts for oil and natural gas	—	$27,850	—	$27,850
Financial Liabilities:
Derivative contracts for oil and natural gas	—	$27,842	—	$27,842

The amounts above are presented on a gross basis; presentation on our consolidated balance sheets utilizes netting of assets and liabilities with the same counterparty where master netting agreements are in place. For additional information on derivative contracts, see Note 6.

6. DERIVATIVE FINANCIAL INSTRUMENTS

We account for our derivative contracts under the provisions of ASC 815, “Derivatives and Hedging.” We have entered into forward-swap contracts and collar contracts to reduce our exposure to price risk in the spot market for oil and natural gas. We also have utilized financial basis swap contracts, which address the price differential between market-wide benchmark prices and other benchmark pricing referenced in certain of our crude oil and natural gas sales contracts. Substantially all of our hedging agreements are executed by affiliates of our lenders under the credit facility described in Note 8 below, and are collateralized by the security interests of the respective affiliated lenders in certain of our assets under the credit facility. The contracts settle monthly and are scheduled to coincide with either oil production equivalent to barrels (Bbl) per month or gas production equivalent to volumes in millions of British thermal units (MMbtu) per month. The contracts represent agreements between us and the counter-parties to exchange cash based on a designated price, or in the case of financial basis hedging contracts, based on a designated price differential between various benchmark prices. Cash settlement occurs monthly. No derivative contracts have been entered into for trading purposes.

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

Fair Values of Derivative Contracts

			Net Fair
	Gross	Gross amounts	Value of Assets
September 30, 2014	Fair Value	offset against assets	presented in
Balance sheet location	of Assets	in the Balance Sheet	the Balance Sheet

	(dollars in thousands)
	(unaudited)
Derivative financial instruments, current assets	$13,580	$(6,203)	$7,377
Derivative financial instruments, long-term assets	16,447	(14,665)	1,782
Total	$30,027	$(20,868)	$9,159

			Net Fair
	Gross	Gross amounts	Value of Liabilities
September 30, 2014	Fair Value	offset against liabilities	presented in
Balance sheet location	of Liabilities	in the Balance Sheet	the Balance Sheet

	(dollars in thousands)
	(unaudited)
Derivative financial instruments, current liabilities	$6,203	$(6,203)	$—
Derivative financial instruments, long-term liabilities	15,428	(14,665)	763
Total	$21,631	$(20,868)	$763

			Net Fair
	Gross	Gross amounts	Value of Assets
December 31, 2013	Fair Value	offset against assets	presented in
Balance sheet location	of Assets	in the Balance Sheet	the Balance Sheet

	(dollars in thousands)
Derivative financial instruments, current assets	$13,218	$(7,646)	$5,572
Derivative financial instruments, long-term assets	14,632	(11,227)	3,405
Total	$27,850	$(18,873)	$8,977

			Net Fair
	Gross	Gross amounts	Value of Liabilities
December 31, 2013	Fair Value	offset against liabilities	presented in
Balance sheet location	of Liabilities	in the Balance Sheet	the Balance Sheet

	(dollars in thousands)
Derivative financial instruments, current liabilities	$12,129	$(7,646)	$4,483
Derivative financial instruments, long-term liabilities	15,713	(11,227)	4,486
Total	$27,842	$(18,873)	$8,969

The following table summarizes the effect of our derivative instruments in the consolidated statements of operations:

Derivatives not		Three Months Ended		Nine Months Ended
designated as hedging	Location of	September 30,		September 30,
instruments under ASC 815	Gain (Loss)	2014	2013	2014	2013

		(dollars in thousands)
		(unaudited)
Oil commodity contracts	Gain (loss) —
	oil and natural gas
	derivative contracts	$33,035	$(22,898)	$4,525	$(10,688)
Natural gas commodity contracts	Gain (loss) —
	oil and natural gas
	derivative contracts	6,876	2,218	(42)	3,833
Total gains (losses) from
derivatives not designated as hedges		$39,911	$(20,680)	$4,483	$(6,855)

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

We had the following open derivative contracts for natural gas at September  30, 2014 (unaudited):

NATURAL GAS DERIVATIVE CONTRACTS

	Volume in	Weighted	Range
Period and Type of Contract	MMBtu	Average	High	Low
2014
Price Swap Contracts	1,765,000	$4.50	$5.60	$4.01
Collar Contracts
Short Call Options	2,739,000	5.41	7.92	4.75
Long Put Options	760,000	4.74	5.50	4.25
Long Call Options	1,569,871	5.63	7.92	4.50
Short Put Options	2,268,800	3.52	4.00	3.00
2015
Price Swap Contracts	3,832,500	5.07	5.91	4.31
Collar Contracts
Short Call Options	7,750,000	4.59	5.75	4.51
Long Put Options	8,113,500	4.01	5.00	3.50
Long Call Options	495,000	4.31	4.31	4.31
Short Put Options	9,116,000	3.34	4.45	3.25
2016
Price Swap Contracts	8,418,000	4.22	4.23	4.22
Collar Contracts
Short Call Options	455,000	7.50	7.50	7.50
Long Put Options	455,000	5.50	5.50	5.50
Short Put Options	1,681,100	3.64	4.00	3.50
2017
Collar Contracts
Short Call Options	6,570,000	5.00	5.00	4.98
Long Put Options	6,570,000	4.50	4.50	4.50
Short Put Options	6,570,000	4.00	4.00	4.00
2018
Collar Contracts
Short Call Options	5,475,000	5.50	5.53	5.48
Long Put Options	5,475,000	4.50	4.50	4.50
Short Put Options	5,475,000	4.00	4.00	4.00

We had the following open derivative contracts for crude oil at September  30, 2014 (unaudited):

OIL DERIVATIVE CONTRACTS

	Volume	Weighted	Range
Period and Type of Contract	in Bbls	Average	High	Low
2014
Price Swap Contracts	430,100	$95.80	$105.48	$87.50
Collar Contracts
Short Call Options	255,760	104.00	111.30	97.00
Long Put Options	259,900	91.59	95.00	70.00
Long Call Options	310,960	101.83	110.00	90.00
Short Put Options	286,764	74.39	80.00	65.00
2015
Price Swap Contracts	1,587,000	94.44	99.30	86.45
Collar Contracts
Short Call Options	392,350	114.10	135.98	95.50
Long Put Options	1,049,350	85.78	90.00	85.00
Short Put Options	2,363,350	70.81	75.00	60.00
2016
Price Swap Contracts	366,000	93.00	94.92	85.35
Collar Contracts
Short Call Options	859,700	107.97	130.00	103.87
Long Put Options	859,700	85.98	95.00	80.00
Short Put Options	859,700	65.98	75.00	60.00
2017
Collar Contracts
Short Call Options	744,950	107.99	113.83	104.15
Long Put Options	744,950	83.26	90.00	80.00
Short Put Options	744,950	63.26	70.00	60.00
2018
Collar Contracts
Short Call Options	307,400	104.39	104.65	104.15
Long Put Options	307,400	80.00	80.00	80.00
Short Put Options	307,400	60.00	60.00	60.00

In those instances where contracts are identical as to time period, volume and strike price, and counterparty, but opposite as to direction (long and short), the volumes and average prices have been netted in the two tables above. Prices stated in the table above for oil may settle against either the NYMEX or Brent ICE indices or may reflect a mix of positions settling on these two indices.

7. ASSET RETIREMENT OBLIGATIONS

A summary of the changes in asset retirement obligations is included in the table below (unaudited, dollars in thousands):

Balance, beginning of year	$56,023
Liabilities incurred	760
Liabilities settled	(3,278)
Liabilities transferred in sales of properties	(1,868)
Revisions to estimates	5,817
Accretion expense	1,536
Balance, September 30, 2014	58,990
Less: Current portion	7,065
Long term portion	$51,925

The total revisions include $3.1 million related to additions to oil and natural gas properties.

8. LONG-TERM DEBT AND NOTES PAYABLE TO FOUNDER

Long-term debt and notes payable to founder consists of the following:

	September 30,	December 31,
	2014	2013

	(dollars in thousands)
	(unaudited)
Credit Facility	$247,520	$319,290
Senior Notes , net of discount	447,961	447,578
Total long-term debt	$695,481	$766,868
Notes payable to founder	$24,235	$23,331

Credit Facility. On May 13, 2010, we entered into a Sixth Amended and Restated Credit Agreement (as amended, the “credit facility”). The credit facility matures on May 23, 2016 and is secured by substantially all of our oil and gas properties. The credit facility borrowing base is redetermined periodically and, as of September  30, 2014, the borrowing base under the facility was $350 million. The credit facility bears interest at LIBOR plus applicable margins between 2.00% and 2.75% or a “Reference Rate,” which is based on the prime rate of Wells Fargo Bank, N. A., plus a margin ranging from 1.00% to 1.75%, depending on the utilization of our borrowing base. The weighted average rate on outstanding borrowings was 2.50% as of September  30, 2014 and 2.75% as of December 31, 2013.

The credit facility contains customary covenants including, among others, defined financial covenants, including minimum working capital levels (the ratio of current assets plus the unused borrowing base, to current liabilities, excluding assets and liabilities related to derivative contracts) of 1.0 to 1.0, minimum coverage of interest expenses of 3.0 to 1.0, and maximum leverage of 4.00 to 1.00.  The interest coverage and leverage ratios refer to the ratio of earnings before interest, taxes, depreciation, depletion, amortization, and exploration expense (“EBITDAX”, as defined more specifically in the credit agreement) to interest expense and to total debt (as defined), respectively. Financial ratios are calculated quarterly using EBITDAX for the most recent twelve months.   As of September  30, 2014, we were in compliance with all covenants.

Senior Notes. We have $450 million in outstanding registered senior notes due October 15, 2018 that carry a stated interest rate of 9.625% and an effective rate of 9.783%.  Interest is payable semi-annually each April 15th and October 15th.  The senior notes are unsecured and are general obligations of the Company, and effectively rank junior to any of our existing or future secured indebtedness, which includes the credit facility. The senior notes are unconditionally guaranteed on a senior unsecured basis by each of our material subsidiaries. The balance is presented net of unamortized discount of $2.0 million and $2.4 million at September  30, 2014 and December 31, 2013, respectively.

The senior notes contain an optional redemption provision that began on October 15, 2014 allowing us to retire the principal outstanding, in whole or in part, at 104.813%.   Additional optional redemption provisions allow for retirement at 102.406% and 100.0% beginning on each of October 15, 2015 and 2016, respectively.

Notes Payable to Founder. We have notes payable to our founder that bear simple interest at 10% with a balance of $24.2 million and $23.3 million at September  30, 2014 and December 31, 2013, respectively.  The maturity date was extended from December 31, 2018 to December 31, 2021 on March 25, 2014.  Interest and principal are payable at maturity. The notes are convertible into shares of our Class B partner, Alta Mesa Investment Holdings, Inc., common stock upon certain conditions in the event of an initial public offering.

These founder notes are unsecured and subordinate to all debt. In connection with the March 25, 2014 recapitalization of our Class B partner described in Note 12, the founder notes were amended and restated to subordinate them to the paid in kind (“PIK”) notes of our Class B partner.  The founder notes were also subordinated to the rights of the holders of Class B units to receive distributions under our amended partnership agreement and subordinated to the rights of the holders of Series B Preferred Stock to receive payments.

Interest on the notes payable to our founder amounted to $0.9 million and $0.9 million for the nine months ended September  30, 2014 and 2013, respectively, and $0.3 million and $0.3 million for the three months ended September 30, 2014 and 2013, respectively. Such amounts have been added to the balance of the founder notes.

9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following provides the detail of accounts payable and accrued liabilities:

	September 30,	December 31,
	2014	2013

	(dollars in thousands)
	(unaudited)
Capital expenditures	$37,474	$18,629
Revenues and royalties payable	8,463	9,699
Operating expenses/taxes	28,500	17,071
Interest	19,936	9,146
Compensation	8,058	8,862
Other	1,914	2,711
Total accrued liabilities	104,345	66,118
Accounts payable	32,453	29,977
Accounts payable and accrued liabilities	$136,798	$96,095

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

The overall exposure related to this lawsuit is not currently determinable.  While an adverse judgment against us might be possible, we intend to vigorously defend the case.  We have not provided any amount for this matter in our consolidated financial statements at September  30, 2014.

Environmental claims: Various landowners have sued the Company and/or our wholly owned subsidiaries, in lawsuits concerning several fields in which we have or historically had operations in Louisiana.  The lawsuits seek injunctive relief and other relief, including unspecified amounts in both actual and punitive damages for alleged breaches of mineral leases and alleged failure to restore the plaintiffs’ lands from alleged contamination and otherwise from our oil and natural gas operations. We are unable to express an opinion with respect to the likelihood of an unfavorable outcome of the various environmental claims or to estimate the amount or range of potential loss should the outcome be unfavorable. Therefore, we have not provided any material amounts for these claims in our consolidated financial statements at September  30, 2014.

Due to the nature of our business, some contamination of the real estate property owned or leased by us is possible. Environmental site assessments of the property would be necessary to adequately determine remediation costs, if any.  Management has established a liability for soil contamination in Florida of $1.1 million and $1.1 million at September  30,  2014 and December 31, 2013, respectively, based on our undiscounted engineering estimates. The obligations are included in other long-term liabilities in the accompanying consolidated balance sheets.

Title/lease disputes: Title and lease disputes may arise in the normal course of our operations. These disputes are usually small but could result in an increase or decrease in reserves and/or other forms of settlement, such as cash, once a final resolution to the title dispute is made.

Performance appreciation rights:  In the third quarter of 2014 we adopted the Alta Mesa Holdings, LP Amended and Restated Performance Appreciation Rights Plan (the “Plan”), effective September 24, 2014. The Plan is intended to provide incentive compensation to key employees and consultants who make significant contributions to the Company.  Under the Plan, participants are granted Performance Appreciation Rights (“PARs”) with a stipulated initial value.  The PARs vest over time (as specified in each grant, typically five years) and entitle the owner to receive a cash amount equal to the increase, if any, between the initial stipulated value and the designated value of the PAR on the payment valuation date.  The payment valuation date is the earlier of a liquidity event (as defined in the Plan, but generally intended to be either a recapitalization or an initial public offering of Company equity) or as selected by the participant, but no earlier than five years from the end of the year of the grant.  Both the initial designated value and the designated payment value of the PAR are determined by the Plan’s administrative committee,  composed of members of our board of directors.  In the case of a liquidity event, the designated value of all PARs is to be based on the net sale proceeds (as defined in the Plan) from the liquidity event.  After any payment valuation date, regardless of payment or none, vested PARs expire. During the third quarter of 2014 we granted 261,500 PARs at a weighted average initial value of $32.93.  We are unable to express an opinion with respect to the likelihood of a qualifying liquidity event which would result in any payment under the Plan or to estimate any amount which may become payable under the Plan.  We consider the possibility of payment at a fixed determination date absent a positive liquidity event to be remote.  Therefore, we have not provided any amount for this contingent liability in our consolidated financial statements at September 30, 2014.

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

12. PARTNERS’ CAPITAL (DEFICIT)

Our business and affairs are managed by Alta Mesa Holdings GP, LLC, our general partner (“General Partner”) as provided in the Alta Mesa Holdings, LP partnership agreement.  Our partnership agreement provides for two classes of limited partners.  Class A partners include our founder and other parties.  Our Class B  partner is Alta Mesa Investment Holdings, Inc. (“AMIH”).  Prior to March 25, 2014, AMIH was an affiliate of Denham Capital Management LP, a private equity firm focused on energy and commodities.

On March 25, 2014, AMIH completed a $350 million recapitalization with an investment from Highbridge Principal Strategies LLC (“Highbridge”).  Proceeds from the investment were used in part to purchase the investment of Denham Capital Management LP in AMIH. Highbridge received convertible PIK preferred stock in AMIH and senior PIK notes from AMIH.  We expanded our Board of Directors to include one member nominated by Highbridge and one new employee member, our Chief Financial Officer, Michael A. McCabe.  AMIH has subsequently changed its name to High Mesa, Inc.  High Mesa, Inc. is our sole Class B partner.

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

Outlook

The price of oil is important to our revenues due to our current focus on development of oil reserves and exploration for oil.  Crude oil prices are subject to significant changes. Factors affecting the price of oil include worldwide economic conditions, including the European credit crisis, geopolitical activities, including developments in the Middle East, Ukraine, and South America, worldwide supply disruptions, weather conditions, actions taken by the Organization of Petroleum Exporting Countries and the value of the U.S. dollar in international currency markets.  Crude oil prices for next month futures contracts for West Texas Intermediate traded on the NYMEX (“NYMEX WTI”) averaged approximately $98 in 2013 and $100 for the first nine months of 2014.  During September 2014 NYMEX WTI prices averaged approximately $93, further declining to an average of approximately $84 for October 2014.

Natural gas prices are also subject to significant changes.  Declining prices in the last several years reached a low point in the first half of 2012 as reflected in the May 2012 NYMEX Henry Hub futures contract closing at $2.04 per MMbtu. Since then, prices have generally increased,  as indicated by the September 2014 NYMEX Henry Hub futures contract closing at $3.96 per MMbtu.  We received an average price of $4.18 per Mcf for natural gas in the third quarter of 2014 before the effects of hedging.

The relatively low level of natural gas prices prompted our shift in emphasis to oil and liquids over the past several years.  Low natural gas prices have impacted our earnings by necessitating impairment write-downs in some of our natural gas properties, either directly by decreasing the market values of the properties, or indirectly, by lowering rates of return on natural gas development projects and increasing the chance of impairment write-downs.  We recorded non-cash impairment expenses of $143 million and $96 million during the years ended December 31, 2013 and 2012, respectively.  For the third quarter of 2014 natural gas prices have been relatively stable.  Impairment expense was $27.9 million for the nine months ended September  30, 2014.  It is possible that further declines in oil and/or natural gas prices may result in additional impairments.

Our derivative contracts are reported at fair value on our consolidated balance sheets and are highly sensitive to changes in the price of oil and natural gas. Changes in these derivative assets and liabilities are reported in our consolidated statement of operations as gain / loss from derivative contracts, which includes both the non-cash increase or decrease in the fair value of derivative contracts, as well as the effect of cash settlements of derivative contracts during the period. In the first nine months of 2014, we recognized a net gain on our derivative contracts of $4.5 million, which includes $3.9 million in cash settlements expended for derivative contracts. The objective of our hedging program is that, over time, the combination of settlement gains and losses from derivative contracts with ordinary oil and natural gas revenues will produce relative revenue stability. However, in the short term, both settlements and fair value changes in our derivative contracts can significantly impact our results of operations, and we expect these gains and losses to continue to reflect changes in oil and natural gas prices.

We have hedged approximately 90%  of our forecasted production of proved developed producing reserves over the next five years at weighted average annual floor prices ranging from $4.29 per MMbtu to $4.57 per MMbtu for natural gas and $80.00 per Bbl to $94.21 per Bbl for oil.  If natural gas and/or oil prices decline for an extended period of time, we may be unable to replace expiring hedge contracts or enter new contracts for additional oil and natural gas production at favorable prices.

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

Developments in 2014

On March 25, 2014, we sold a portion of our proved oil reserves, approximately 7.7 MMBOE, in our Eagleville field in South Texas. The initial cash purchase price was $173 million, subsequently adjusted to approximately $168 million for settlement adjustments through September 30, 2014.  Proceeds were used to reduce the outstanding borrowings under our revolving credit facility.  The sale was structured to provide us with continuing net revenues from the sold properties through 2016, and we will continue to develop additional Eagleville wells at 70% of our original working interest.  Total reserves we retained are estimated as 7.3 MMBOE, of which 91% is considered proved undeveloped based on classifications from our reserve report as of December 31, 2013.  This partial sale provided us cash for investment in new areas without relinquishing our position in the Eagle Ford Shale.

Throughout this report, revenue and operating data include the portion of our Eagleville assets that were sold in the first quarter of 2014 through the transaction closing date of March 25, 2014.  The Eagleville field contributed approximately $22.5 million in revenues (93% of which was from oil),  $1.5 million in total operating expenses and production taxes, and $7.2 million in depreciation, depletion, and amortization for the third quarter of 2014.   Production from Eagleville for the third quarter of 2014 was 277 MBOE (79% of which was from oil). For the third quarter of 2013, the Eagleville field produced 309 MBOE (87% from oil) and $29.9 million in revenues (95% from oil), $3.6 million in total operating expenses and production taxes, and $6.5 million in depreciation, depletion, and amortization.

 On September 19, 2014, we sold our remaining interests in the Hilltop field for a cash payment of $41.6 million, subject to customary settlement adjustments.  As of the date of sale, estimated proved reserves associated with these properties were 29.8 BCFE.  This East Texas field produced primarily dry gas.  On August 7, 2014, we sold our interests in the Anne Parsons field for a cash payment of $8.6 million, subject to customary settlement adjustments.  As of the date of sale, estimated proved reserves associated with these properties were 4.8 BCFE.  This East Texas field produced primarily natural gas and natural gas liquids.

On March 25, 2014, our Class B partner, Alta Mesa Investment Holdings, Inc. (“AMIH”), completed a $350 million recapitalization with an investment from Highbridge Principal Strategies, LLC (“Highbridge”).  Proceeds from the investment were used in part to purchase the investment of Denham Capital Management, L.P. in AMIH.  Highbridge received convertible paid in kind (“PIK”) preferred stock in AMIH and senior PIK notes from AMIH.  We expanded our Board of Directors to include one member nominated by Highbridge and one new management member, our Chief Financial Officer, Michael A. McCabe.  AMIH remains our sole Class B partner.  AMIH has subsequently changed its name to High Mesa, Inc.

Operations Update

Sooner Trend.    Our assets in the Sooner Trend in Oklahoma are large, contiguous acreage blocks with multiple productive zones at depths generally between 4,000 feet and 8,000 feet.  Our focus is the continued implementation of a multi-year, multi-rig program to develop several pay zones with horizontal drilling and multi-stage hydraulic fracturing.  In the third quarter of 2014, we completed ten horizontal wells in the Meramec formation in Sooner Trend as well as three horizontal wells in the Oswego formation and one in the Cleveland formation. We had 13 horizontal wells in progress as of the end of the third quarter of 2014, primarily targeting the Meramec formation, three of which have subsequently been completed.  Five of our completed wells and six of the wells in progress for the third quarter of 2014 were non-operated.

As of September 30, 2014, we had two drilling rigs operating in Sooner Trend for horizontal development, which we plan to increase to three rigs during the remainder of 2014, targeting the Meramec section of the Mississippian Lime , the Oswego Lime, the

Hunton Lime, and the Woodford Shale.  We expect to continue to participate in other horizontal wells as a non-operator, primarily targeting the Oswego Lime, Meramec and Hunton Lime.

Production from our Sooner Trend properties in the third quarter of 2014 was approximately 5,300 BOE/Day net to our interest, 80% oil and natural gas liquids, as compared to approximately 1,400 BOE/Day, 66% oil and natural gas liquids, for the third quarter of 2013.

Weeks Island. We are targeting updip oil reserves and undrained fault blocks in this large oil field surrounding a salt dome in South Louisiana.  We completed four wells during the third quarter of 2014, one of which we chose to dually complete and is producing from two drill-strings, with two wells in progress as of the end of the quarter.  In addition, we drilled one dry hole during the quarter.  Our plans are to utilize at least one drilling rig continuously through the end of 2014.  Additionally, we expect to have at least one workover rig continuously operating in this field, primarily for completing new wells and recompleting older wells to new producing zones.

Production from Weeks Island in the third quarter of 2014 was approximately 6,000 BOE/Day, net to our interest, 82% oil, as compared to 3,300 BOE/Day, 89% oil, for the third quarter of 2013.  Production at Weeks Island has remained above 4,000 BOE/Day, net to our interest, since November 2013.

Eagleville field.    During the third quarter of 2014, we completed 22 wells (3 net wells) in the Eagle Ford Shale formation in our Eagleville field.  An additional 16 wells (1.5 net wells) were in progress at the end of the quarter, with 13 of those subsequently completed as producers through mid-November 2014.  As of September 30, 2014, we had working interests in 157 producing wells in this field, which are primarily operated by Murphy Oil Corporation (“Murphy”). Our average working interest in these wells is approximately 8.5%.  All working interests mentioned here reflect ownership after the sale of a portion of our Eagleville interests, as described earlier.

For the third quarter of 2014, production from the Eagleville field was approximately 3,000 BOE/Day net to our interest, as compared to 3,400 BOE/Day in the third quarter of 2013.   The decrease in production reflects the decrease in our working interest due to the partial sale of Eagleville during the first quarter of 2014.   Murphy historically has operated two to three drilling rigs on our acreage.

Results of Operations: Three Months Ended September  30, 2014 v. Three Months Ended September  30, 2013

	Three Months Ended September 30,		Increase
	2014	2013	(Decrease)	% Change

	(dollars in thousands, except average sales prices and
	unit costs)
Summary Operating Information:
Net Production:
Oil (MBbls)	1,063	749	314	42%
Natural gas (MMcf)	3,872	4,156	(284)	(7)%
Natural gas liquids (MBbls)	142	70	72	103%
Total oil equivalent (MBOE)	1,850	1,512	338	22%
Average daily oil production (MBOE/Day)	20.1	16.4	3.7	22%
Average Sales Price:
Oil (per Bbl) including settlements of derivative contracts	$96.99	$102.73	$(5.74)	(6)%
Oil (per Bbl) excluding settlements of derivative contracts	98.00	108.27	(10.27)	(9)%
Natural gas (per Mcf) including settlements of derivative contracts	4.62	4.91	(0.29)	(6)%
Natural gas (per Mcf) excluding settlements of derivative contracts	4.18	3.72	0.46	12%
Natural gas liquids (per Bbl) (1)	33.78	42.82	(9.04)	(21)%
Combined (per BOE) including settlements of derivative contracts	67.99	66.37	1.62	2%
Hedging Activities:
Settlements of derivatives received (paid), oil	$(1,068)	$(4,150)	$3,082	74%
Settlements of derivatives received, natural gas	1,724	4,925	(3,201)	(65)%
Summary Financial Information
Revenues
Oil	$104,196	$81,088	$23,108	28%
Natural gas	16,165	15,470	695	4%
Natural gas liquids	4,787	3,006	1,781	59%
Other revenues (loss)	496	(48)	544	1133%
Gain (loss) on sale of assets	18,556	(1,077)	19,633	1823%
Gain (loss) — oil and natural gas derivative contracts	39,911	(20,680)	60,591	293%
	184,111	77,759	106,352	137%
Expenses
Lease and plant operating expense	18,440	18,031	409	2%
Production and ad valorem taxes	8,357	8,130	227	3%
Workover expense	2,316	3,428	(1,112)	(32)%
Exploration expense	15,779	13,508	2,271	17%
Depreciation, depletion, and amortization expense	39,880	30,667	9,213	30%
Impairment expense	8,706	2,072	6,634	320%
Accretion expense	365	460	(95)	(21)%
General and administrative expense	17,243	13,378	3,865	29%
Interest expense, net	13,699	13,822	(123)	(1)%
Provision (benefit) for state income taxes	—	—	—	NA
Net income (loss)	$59,326	$(25,737)	$85,063	331%
Average Unit Costs per BOE:
Lease and plant operating expense	$9.97	$11.93	$(1.96)	(16)%
Production and ad valorem tax expense	4.52	5.38	(0.86)	(16)%
Workover expense	1.25	2.27	(1.02)	(45)%
Exploration expense	8.53	8.93	(0.40)	(4)%
Depreciation, depletion and amortization expense	21.56	20.28	1.28	6%
General and administrative expense	9.32	8.85	0.47	5%

(1)We do not utilize hedges for natural gas liquids.

Revenues

Oil revenues for the three months ended September  30, 2014 increased $23.1 million, or 28%, to $104.2 million from $81.1 million for the corresponding period in 2013. The increase in revenue was attributable to increased production volumes partially offset by a decrease in the average price. Approximately $34.0 million of the increase was due to an increase in production of 314 MBbls, or 42%. This increase is primarily due to production from Sooner Trend and Weeks Island fields.  The Sooner Trend production increased by 227 MBbls, from 75 MBbls in the third quarter of 2013 to 302 MBbls in the corresponding period of 2014. Weeks Island increased 181 MBbls, from 272 MBbls in the third quarter of 2013 to 453 MBbls for the third quarter of 2014.  As described above, we sold a portion of our interest in the Eagleville field on March 25, 2014.  Our Eagleville field produced 267 MBbls and 219 MBbls in the third quarter of 2013 and 2014, respectively.  The average price of oil exclusive of settlements of derivative contracts decreased 9%  in the third quarter of 2014, resulting in a decrease in oil revenues of approximately $10.9 million. The overall price including settlements of hedging contracts decreased 6% from $102.73 per Bbl in the third quarter of 2013 to  $96.99 per Bbl in the third quarter of 2014.

Natural gas revenues for the three months ended September  30, 2014 increased $0.7 million, or 4%, to $16.2 million from $15.5 million for the same period in 2013. The increase in natural gas revenue was attributable to an increase in average price partially offset by decreased production during the third quarter of 2014.    The average price of natural gas exclusive of settlements of derivative contracts increased 12% in the third quarter of 2014, resulting in an increase in natural gas revenues of approximately $1.8 million.  The overall price including settlements of derivative contracts decreased  6% from $4.91 per Mcf in the third quarter of 2013 to $4.62 per Mcf in the third quarter of 2014.  An approximate  $1.1 million decrease in revenues from natural gas was due to a decrease in production of 0.3 BCF, or 7%. This decline is primarily due to an emphasis on liquids-rich assets in our portfolio of assets.  Hilltop field, our largest natural gas field, produced 0.9 BCF in the third quarter of 2014, compared to 1.5 BCF in the third quarter of 2013.  In the fourth quarter of 2013, we sold a portion of our interest in this field.  At the end of the third quarter of 2014, we sold our remaining interest in the field.

Natural gas liquids revenues increased $1.8 million, or 59%, during the third quarter of 2014 to $4.8 million from $3.0 million in the same period in 2013. The increase in natural gas liquids revenue was attributable to increased production volumes partially offset by a lower average price during the third quarter of 2014.  A  103%  increase in volumes from 70 MBbls to 142 MBbls was partially offset by a decrease in our average price of 21%, from $42.82 per Bbl to $33.78 per Bbl.  The increase in volume is primarily due to an increase in production of 77 MBbls in our Sooner Trend field in Oklahoma.  Eagleville field also impacted sales of natural gas liquids, increasing from 22 MBbls in the third quarter of 2013 to 31 MBbls in the third quarter of 2014.  Partially offsetting these increases, several East Texas fields reflected decreased production in the third quarter of 2014 as compared to the corresponding period of 2013.

Other revenues (loss) increased $0.5 million during the three months ended September  30, 2014 as compared to the three months ended September  30, 2013. The increase is primarily the result of income from our investment in a drilling company recorded in the third quarter of 2014, not present in 2013.  In addition, the third quarter of 2013 reflected a small loss in net rental income from our drilling rig, which we sold during that quarter.

Gain (loss) on sale of assets was a  gain of $18.6 million in the third quarter of 2014, due primarily to the sale of the remainder of our interest in Hilltop field.  We sold a portion of this field in the fourth quarter of 2013, and the remainder in the third quarter of 2014.  The loss of $1.1 million in the third quarter of 2013 was related to the sale of our drilling rig.

Gain ( loss)— oil and natural gas derivative contracts was a gain of $39.9 million during the three months ended September  30, 2014 as compared to a loss of $20.7 million during the same period in 2013. The fluctuation from period to period is due to the volatility of oil and natural gas prices and changes in our outstanding hedging contracts during these periods. Generally, the decrease in oil prices in the third quarter of 2014 positively impacted the value of our derivative contracts for oil. Gas contracts were also positively impacted by a decrease in the price of gas.

Expenses

Lease and plant operating expense increased $0.4 million or 2% in the third quarter of 2014 as compared to the third quarter of 2013, to $18.4 million from $18.0 million, primarily due to an increase in chemicals, marketing and gathering, salt water disposal and compression of $1.7 million partially offset by a decrease in repairs and maintenance and field services of $1.4 million.  The increases are primarily due to new well additions in liquids-rich assets, primarily from Weeks Island and Sooner Trend.  On a per unit basis, lease and plant operating expenses were $9.97 per BOE and $11.93 per BOE for the third quarter of 2014 and 2013, respectively.

Production and ad valorem taxes increased $0.3 million, or 3%, to $8.4 million for the third quarter of 2014, as compared to $8.1 million for the third quarter of 2013.  Production taxes increased approximately $0.8 million during the third quarter of 2014, to $7.4 million, from $6.6 million for the corresponding period in 2013, following revenues.  Ad valorem taxes decreased approximately

$0.5 million for the third quarter of 2014 from the corresponding period of 2013.  The decrease is primarily due to the sale of a portion of our Eagleville field in the first quarter of 2014, and to the sale of a portion of our Hilltop field in the fourth quarter of 2013.

Workover expense decreased from the third quarter of 2013 to the third quarter of 2014, from $3.4 million to $2.3 million, respectively. This expense varies depending on activities in the field and is attributable to many different properties.

Exploration expense includes dry hole costs and the costs of our geology department, costs of geological and geophysical data, expired leases, recognition of settlements of asset retirement obligations, and lease rentals. Exploration expense increased from $13.5 million for the third quarter of 2013 to $15.8 million for the third quarter of 2014, primarily due to increases of $3.3 million in seismic and geological expenses, $2.2 million in abandonment costs, and $1.6 million in leasehold expense, offset by a decrease in dry hole expense of $4.8 million.    Seismic and geological costs reflect increased purchases of new seismic data in the third quarter of 2014.  Dry hole expense recorded in the third quarter of 2014 is primarily due to a single well in Weeks Island.

Depreciation, depletion and amortization increased $9.2 million to $39.9 million for the third quarter of 2014 as compared to an expense of $30.7 million for the third quarter of 2013. On a per unit basis, this expense increased from $20.28 per BOE in the third quarter of 2013 to $21.56 per BOE in the third quarter of 2014. The rate is a function of capitalized costs of proved properties, proved reserves and production by field.

Impairment expense increased from $2.1 million in the third quarter of 2013 to $8.7 million in the third quarter of 2014. This expense varies with the results of drilling, as well as with price declines and other factors which may render some fields uneconomic, resulting in impairment.  Impairment expense in the third quarter of 2014 consisted primarily of a write-down of our Bayou Biloxi field, a natural gas field in South Louisiana.

Accretion expense is related to our obligation for retirement of oil and natural gas wells and facilities. We record these liabilities when we place the assets in service, using discounted present values of the estimated future obligation. We then record accretion of the liabilities as they approach maturity. Accretion expense was $0.4 million for the third quarter of 2014 and $0.5 million for the corresponding period in 2013.

General and administrative expense increased $3.8 million for the third quarter of 2014 to $17.2 million from $13.4 million for the third quarter of 2013. The increase is principally due to litigation settlement expenses of approximately $1.0 million and an increase in salaries and benefits of $2.9 million, primarily related to increased expenses for bonus accruals and for executive deferred compensation.

Interest expense, net slightly decreased from $13.8 million to $13.7 million for the third quarters of 2013 and 2014, respectively.  Interest on our credit facility was slightly decreased in the third quarter of 2014 as compared to the third quarter of 2013 due to a lower average balance and slightly lower average interest rate.

Results of Operations: Nine Months Ended September 30, 2014 v. Nine Months Ended September 30, 2013

	Nine Months Ended September 30,		Increase
	2014	2013	(Decrease)	% Change

	(dollars in thousands, except average sales prices and
	unit costs)
Summary Operating Information:
Net Production:
Oil (MBbls)	2,767	2,094	673	32%
Natural gas (MMcf)	11,441	12,592	(1,151)	(9)%
Natural gas liquids (MBbls)	400	272	128	47%
Total oil equivalent (MBOE)	5,074	4,464	610	14%
Average daily oil production (MBOE/Day)	18.6	16.4	2.2	14%
Average Sales Price:
Oil (per Bbl) including settlements of derivative contracts	$97.10	$102.60	$(5.50)	(5)%
Oil (per Bbl) excluding settlements of derivative contracts	99.93	105.65	(5.72)	(5)%
Natural gas (per Mcf) including settlements of derivative contracts	4.95	5.29	(0.34)	(6)%
Natural gas (per Mcf) excluding settlements of derivative contracts	4.61	3.70	0.91	25%
Natural gas liquids (per Bbl) (1)	36.67	36.93	(0.26)	(1)%
Combined (per BOE) including settlements of derivative contracts	67.01	65.29	1.72	3%
Hedging Activities:
Settlements of derivatives (paid), oil	$(7,826)	$(6,374)	$(1,452)	(23)%
Settlements of derivatives received, natural gas	3,921	19,924	(16,003)	(80)%
Summary Financial Information
Revenues
Oil	$276,524	$221,198	$55,326	25%
Natural gas	52,705	46,652	6,053	13%
Natural gas liquids	14,653	10,030	4,623	46%
Other revenues	784	1,110	(326)	(29)%
Gain (loss) on sale of assets	87,107	(2,267)	89,374	3942%
Gain (loss) — oil and natural gas derivative contracts	4,483	(6,855)	11,338	165%
	436,256	269,868	166,388	62%
Expenses
Lease and plant operating expense	55,022	51,681	3,341	6%
Production and ad valorem taxes	22,985	21,326	1,659	8%
Workover expense	7,279	12,013	(4,734)	(39)%
Exploration expense	44,015	22,374	21,641	97%
Depreciation, depletion, and amortization expense	102,357	83,547	18,810	23%
Impairment expense	27,908	28,618	(710)	(2)%
Accretion expense	1,536	1,352	184	14%
General and administrative expense	55,854	32,139	23,715	74%
Interest expense, net	41,610	40,673	937	2%
Provision (benefit) for state income taxes	283	—	283	NA
Net income (loss)	$77,407	$(23,855)	$101,262	424%
Average Unit Costs per BOE:
Lease and plant operating expense	$10.84	$11.58	$(0.74)	(6)%
Production and ad valorem tax expense	4.53	4.78	(0.25)	(5)%
Workover expense	1.43	2.69	(1.26)	(47)%
Exploration expense	8.67	5.01	3.66	73%
Depreciation, depletion and amortization expense	20.17	18.72	1.45	8%
General and administrative expense	11.01	7.20	3.81	53%

(1)We do not utilize hedges for natural gas liquids.

Revenues

Oil revenues for the nine months ended September  30, 2014 increased $55.3 million, or 25%, to $276.5 million from $221.2 million for the corresponding period in 2013. The increase in revenue was attributable to increased production volumes partially offset by a lower average price. Approximately $71.1 million of the increase was due to an increase in production of 673 MBbls, or 32%. This increase is primarily due to production from the Sooner Trend and Weeks Island fields.  The Sooner Trend increased production by 516 MBbls, from 206 MBbls in the first nine months of 2013 to 722 MBbls in the corresponding period of 2014.  Weeks Island increased 437 MBbls, from 718 MBbls in the first nine months of 2013 to 1,155 MBbls for the first nine months of 2014.  As described above, we sold a portion of our interest in the Eagleville field on March 25, 2014.  Our Eagleville field produced 764 MBbls and 588 MBbls in the first nine months of 2013 and 2014, respectively.  The average price of oil exclusive of settlements of derivative contracts decreased 5% in the first nine months of 2014, resulting in a decrease in oil revenues of approximately $15.8 million.  The overall price, including settlements of derivative contracts, decreased 5% from $102.60 per Bbl in the first nine months of 2013 to $97.10 per Bbl in the first nine months of 2014.

Natural gas revenues for the nine months ended September  30, 2014 increased $6.0 million, or 13%, to $52.7 million from $46.7 million for the same period in 2013. The increase in natural gas revenue was attributable to an increase in average price, partially offset by decreased production during the first nine months of 2014.    The average price of natural gas exclusive of settlements of derivative contracts increased 25% in the first nine months of 2014, resulting in an increase in natural gas revenues of approximately $10.3 million.  The overall price, including settlements of derivative contracts, decreased  6% from $5.29 per Mcf in the first nine months of 2013 to $4.95 per Mcf in the first nine months of 2014.  An approximate  $4.3 million decrease in revenues from natural gas was due to a decrease in production of 1.2 BCF, or 9%. This decline is primarily due to an emphasis on liquids-rich assets in our portfolio of assets.  Our Hilltop field, our largest natural gas field, produced 2.9 BCF in the first nine months of 2014, compared to 4.6 BCF in the first nine months of 2013.  In the fourth quarter of 2013, we sold a portion of our interest in this field. At the end of the third quarter of 2014, we sold our remaining interests in the field.

Natural gas liquids revenues increased $4.6 million, or 46%, during the first nine months of 2014 to $14.7 million from $10.0 million in the same period in 2013. The increase in natural gas liquids revenue was attributable to increased production volumes during the first nine months of 2014.  A  47%  increase in volumes from 272 MBbls to 400 MBbls was slightly offset by a decrease in our average price of 1%, from $36.93 per Bbl to $36.67 per Bbl.  The increase in volume is primarily due to increased production in our Sooner Trend field in Oklahoma.  The partial sale of our interest in the Eagleville field impacted sales of natural gas liquids somewhat.  Eagleville produced 76 MBbls and 83 MBbls of natural gas liquids in the first nine months of 2014 and 2013, respectively.

Other revenues decreased $0.3 million during the nine months ended September  30, 2014 as compared to the nine months ended September  30, 2013. The decrease is primarily the result of a decrease in rental income from our drilling rig, which we sold during the third quarter of 2013.

Gain (loss) on sale of assets was a gain of $87.1 million in the first nine months of 2014, due to the sale of a portion of our interests in our Eagleville field in the first quarter of 2014, and to the sale of the remainder of our interest in Hilltop field in the third quarter of 2014.  The Eagleville divestiture resulted in a gain of $69.3 million.  The Hilltop sale resulted in a preliminary gain of $18.3 million.  In the fourth quarter of 2013, we sold a portion of our interest in Hilltop field, with a gain on sale of approximately zero.  The Hilltop sale in 2014 completes our exit from this field, which produces dry gas.  The $2.3 million loss in 2013 was related to the sale of a single well and to the sale of our drilling rig.

Gain (loss) — oil and natural gas derivative contracts was a gain of $4.5 million during the nine months ended September  30, 2014 as compared to a loss of $6.9 million during the same period in 2013. The fluctuation from period to period is due to the volatility of oil and natural gas prices and changes in our outstanding hedging contracts during these periods.

Expenses

Lease and plant operating expense increased $3.3 million, or 6% in the first nine months of 2014 as compared to the first nine months of 2013, from $51.7 million to $55.0 million, primarily due to an increase in chemicals, compression, marketing and gathering, salt water disposal and overhead expenses totaling $6.2 million, partially offset by a decrease in repairs and maintenance and field services of $2.9 million.  The increases are primarily due to costs incurred on liquids-rich assets, primarily in fields such as Weeks Island and Sooner Trend.  On a per unit basis, lease and plant operating expenses were $10.84 per BOE and $11.58 per BOE for the first nine months of 2014 and 2013, respectively.

Production and ad valorem taxes increased $1.7 million, or 8%, to $23.0 million for the first nine months of 2014, as compared to $21.3 million for the first nine months of 2013.  Production taxes increased $2.3 million for the first nine months of 2014 as compared to the corresponding period of 2013, following revenues from product sales, partially offset by a refund received in the second quarter of 2014.  Production taxes are impacted by our mix of sales between oil and natural gas, as well as by varying rates and exemption opportunities in different states.  Ad valorem taxes decreased $0.6 million, primarily due to the sale of a portion of our Eagleville field in the first quarter of 2014, and to the sale of a portion of our Hilltop field in the fourth quarter of 2013.

Workover expense decreased from the first nine months of 2013 to the first nine months of 2014, from $12.0 million to $7.3 million, respectively. This expense varies depending on activities in the field and is attributable to many different properties.

Exploration expense includes dry hole costs and the costs of our geology department, costs of geological and geophysical data, expired leases, recognition of settlements of asset retirement obligations, and lease rentals. Exploration expense increased $21.6 million, from $22.4 million for the first nine months of 2013 to $44.0 million for the first nine months of 2014, primarily due to an increase of $11.2 million in dry hole expense, increases in seismic and geological expenses of $6.7 million,  an increase in abandonment costs of $2.7 million, and an increase in lease expenses of $1.0 million. Dry hole expense for the first nine months of 2014 included approximately $18.6 million for two wells drilled in New Mexico and $4.7 million for a well in Weeks Island.  Seismic and geological costs reflect increased purchases of new seismic data in the first nine months of 2014.

Depreciation, depletion and amortization increased $18.8 million to $102.3 million for the first nine months of 2014 as compared to an expense of $83.5 million for the first nine months of 2013. On a per unit basis, this expense increased from $18.72 per BOE for the first nine months of 2013 to $20.17 per BOE for the first nine months of 2014. The rate is a function of capitalized costs of proved properties, proved reserves and production by field.

Impairment expense decreased from $28.6 million in the first nine months of 2013 to $27.9 million in the first nine months of 2014. This expense varies with the results of drilling, as well as with price declines and other factors which may render some fields uneconomic, resulting in impairment.  Impairment expense in the first nine months of 2013 included write-downs in several large natural gas fields based primarily on the decline in market prices for natural gas.  The write-down in the first nine months of 2014 was related to several lower-margin fields in Texas and Louisiana.

Accretion expense is related to our obligation for retirement of oil and natural gas wells and facilities. We record these liabilities when we place the assets in service, using discounted present values of the estimated future obligation. We then record accretion of the liabilities as they approach maturity. Accretion expense was $1.5 million for the first nine months of 2014 and $1.4 million for the corresponding period in 2013.

General and administrative expense increased $23.8 million for the first nine months of 2014 to $55.9 million from $32.1 million for the first nine months of 2013. The increase is partially due to the recapitalization described above and in Note 12 of our consolidated financial statements, which contributed approximately $13.9 million in additional general and administrative expenses. In addition, the first nine months of 2014 reflects litigaton settlement expenses of $3.7 million, and an increase in salaries and benefits of $6.3 million, primarily related to increased expenses for bonus accruals and for executive deferred compensation, in addition to increased headcount as compared to the first nine months of 2013.

Interest expense, net increased $0.9 million for the first nine months of 2014 to $41.6 million from $40.7 million for the first nine months of 2013.  Interest on our credit facility increased $0.9 million in the first nine months of 2014 as compared to the same period in 2013 due to higher average outstanding balances.

Liquidity and Capital Resources

Our principal requirements for capital are to fund our day-to-day operations, exploration and development activities, and to satisfy our contractual obligations, primarily for the repayment of debt and any amounts owed during the period related to our hedging positions.

Our 2014 capital budget is primarily focused on the development of existing core areas through exploitation and development. Currently, we plan to spend a total of approximately $360 million during 2014 for exploration and development, of which approximately $290 million has been expended or accrued through September 30, 2014.  Approximately 80% of our 2014 capital budget is allocated to our properties in Eagle Ford Shale, Sooner Trend, and Weeks Island.   In addition, we have set aside approximately $35 million in a restricted account for acquisition expenditures during the fourth quarter of 2014 and the first quarter of 2015.  Our future drilling plans, plans of our drilling operators and capital budgets are subject to change based upon various factors, some of which are beyond our control, including drilling results, oil and natural gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, actions of our operators, gathering system and pipeline transportation constraints and regulatory approvals. Because a large percentage of our acreage is held by production, we have the ability to materially decrease our drilling and recompletion budget in response to market conditions with decreased risk of losing significant acreage.

We expect to fund the remainder of our 2014 capital expenditures for exploration, development, and acquisition of producing properties predominantly with cash on hand and cash flows from operations, supplemented by borrowings under our credit facility. If necessary, we may also access capital through proceeds from potential asset dispositions and the future issuances of debt and/or equity securities, subject to the distribution of proceeds therefrom as set forth in our partnership agreement. We strive to maintain financial flexibility and may access capital markets as necessary to maintain substantial borrowing capacity under our senior secured revolving credit facility, facilitate drilling on our large undeveloped acreage position and permit us to selectively expand our acreage position. In the event our cash flows are materially less than anticipated and other sources of capital we historically have utilized are not available on acceptable terms, we may curtail our capital spending.

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

The senior notes contain an optional redemption provision allowing us to retire the principal outstanding, in whole or in part, at 104.813%. Additional optional redemption provisions allow for retirement at 102.406% and 100.0% beginning on each of October 15, 2015 and 2016, respectively.

Credit Facility

We have a senior secured revolving credit facility (“credit facility”) with Wells Fargo Bank, N.A. as the administrative agent, which matures May 23, 2016.  Our restricted subsidiaries are guarantors of the credit facility.

The borrowing base is redetermined each May 1 and November 1.  During the first quarter of 2014, the borrowing base was reduced from $385 million to $285 million as a result of the sale of a portion of our Eagleville properties, and the cash proceeds from the sale were used to pay down the outstanding balance under the credit facility.  The borrowing base was increased to $350 million as of August 5, 2014.  The next redetermination will be as of November 1, 2014.  As of November 12, 2014, outstanding borrowing under the credit facility was $290.0 million, letters of credit totaling $0.9 million were outstanding, and the available unused portion of the borrowing base was $59.1 million.

Our credit facility provides for two alternative interest rate bases and margins. Eurodollar loans accrue interest generally at the one-month London Interbank Offered Rate plus a margin ranging from 2.00% to 2.75%, depending on the utilization of our borrowing base. “Reference rate” loans accrue interest at the prime rate of Wells Fargo Bank, N.A., plus a margin ranging from 1.00% to 1.75%, depending on the utilization of our borrowing base. The total rate on all loans outstanding as of September  30, 2014 under the credit facility was 2.50%, which was based on the Eurodollar option.

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

At September  30, 2014, we were in compliance with the covenants.  The terms of the credit facility also restrict our ability to make distributions and investments.

Cash flow provided by operating activities

Operating activities provided cash of $157.1 million during the nine months ended September 30, 2014 as compared to $147.2 million during the comparable period in 2013, an increase of $9.9 million. Increased revenues from higher oil production and higher prices received for natural gas totaling $65.7 million were offset by increased expenses.  The most significant increases in expenses were in general and administrative expense ($23.8 million higher), seismic, geological and abandonment expenses (a total increase of $10.4 million),  and settlements of derivative contracts (which provided funds in the first nine months of 2013 but used funds in the corresponding period of 2014, resulting in a total negative variance of $17.5 million).  The net effect of these and other variances in cash-based revenues and expenses was to increase cash flow from operations by approximately $13.4 million for the first nine months of 2014 as compared to the same period in 2013.  Changes in working capital and other assets and liabilities provided $3.5 million less in the first nine months of 2014 than in the corresponding period in 2013.

Cash flow used in investing activities

Investing activities used cash of $86.1 million during the nine months ended September  30, 2014 as compared to cash used in investing activities of $247.6 million during the comparable period of 2013.  Investment in property and equipment increased by $14.8 million.  Sales of properties provided proceeds of $218.5 million, an increase of $211.1 million over the same period in 2013.  In 2014, the sale of a portion of our interest in our Eagleville field provided net proceeds of approximately $168.0 million; the sale of our remaining interests in the Hilltop field provided net proceeds of approximately $41.6 million; and the sale of our interest in the Anne Parsons field in East Texas provided proceeds of approximately $8.6 million.  In the third quarter of 2014 we placed the net proceeds from our sale of Hilltop field into a restricted cash account with a qualified intermediary available for use in a like-kind exchange under Section 1031 of the U.S. Internal Revenue Code.  As of September 30, 2014, the investment of funds in this restricted cash account, net of expenditures for qualifying property during the period, resulted in a use of cash of $34.8 million.  There is no comparable investment in restricted cash in the third quarter of 2013.

Cash flow provided by or used in financing activities

Financing activities used cash of $71.8 million during the nine months ended September  30, 2014 as compared to cash provided by financing of $101.4 million during the comparable period in 2013.  In the first nine months of 2014 we used the proceeds from the Eagleville divestiture to reduce the outstanding balance under our credit facility by $169.3 million, although we also drew down $97.5 million in that period.  During the first nine months of 2013 we increased borrowings under the credit facility $119.5 million and repaid $18.0 million.

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

The fair value of our oil and natural gas derivative contracts at September  30, 2014 was a net asset of $8.4 million. A 10% increase or decrease in oil and natural gas prices with all other factors held constant would result in a decrease or increase, respectively, in the estimated fair value (generally correlated to our estimated future net cash flows from such instruments) of our oil and natural gas commodity contracts of approximately $45 million (decrease in value) or $44 million (increase in value), respectively, as of September  30, 2014.

We are subject to interest rate risk on our variable interest rate borrowings. Although in the past we have used interest rate swaps to mitigate the effect of fluctuating interest rates on interest expense, we currently have no open interest rate derivative contracts.  A 1% increase in interest rates would increase annual interest expense on our variable rate debt by approximately $2.5 million, based on the balance outstanding as of September  30, 2014.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September  30, 2014 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended September  30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

See Part I, Item 1, Note 10 to our consolidated financial statements entitled “Commitments and Contingencies,” which is incorporated in this item by reference.

ITEM  1A. Risk Factors

We are subject to certain risks and hazards due to the nature of the business activities we conduct. For a discussion of these risks, see “Item 1A. Risk Factors” in the 2013 Form 10-K. There have been no material changes with respect to the risk factors disclosed in the 2013 Form 10-K during the quarter ended September  30, 2014.

 ITEM  6. Exhibits

31.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

31.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

32.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101*	Interactive data files.

* filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ALTA MESA HOLDINGS, LP
(Registrant)

	By:	ALTA MESA HOLDINGS GP, LLC, its
November 12, 2014		general partner

	By:	/s/ Harlan H. Chappelle
Harlan H. Chappelle
November 12, 2014		President and Chief Executive Officer

	By:	/s/ Michael A. McCabe
Michael A. McCabe
Vice President and Chief Financial Officer