Form 10-K
period 2014-12-31
Alta Mesa Holdings, LP
filed 2015-03-26
CIK 1518403

m

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended: December 31, 2014

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:    ☒  Yes    ☐  No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻ No ☒

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

Reserve engineering is a process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way. The accuracy of any reserve estimate depends on the quality of available data, the interpretation of such data and price and cost assumptions made by reservoir engineers.  Specifically, future prices received for production and costs may vary, perhaps significantly, from the prices and costs assumed for purposes of these estimates.  Prices for oil or natural gas at their current levels after the severe decline in the second half of 2014 are currently below the average calculated for 2014, and sustained lower prices will cause the twelve month weighted average price to decrease over time as the lower prices are reflected in the average price, which may reduce the estimated quantities and present values of our reserves. In addition, the results of drilling, testing and production activities may justify revisions of estimates that were made previously. If significant, such revisions would change the schedule of any further production and development drilling. Accordingly, reserve estimates may differ significantly from the quantities of oil and natural gas that are ultimately recovered.

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

PART I

Item 1. Business

Our Company

Alta Mesa Holdings, LP (“Alta Mesa,” the “Company,” “us,” “our,” or “we”) is a privately held company engaged primarily in onshore oil and natural gas acquisition, exploitation, exploration and production whose focus is to maximize the profitability of our assets in a safe and environmentally sound manner. We seek to maintain a portfolio of assets in plays with known resources where we identify a large inventory of lower risk drilling, development, and enhanced recovery and exploitation opportunities. Our operations are located within the continental United States.  Our core properties are located in Oklahoma, Louisiana, and Texas. We believe there are decades of future development potential in our balanced portfolio of assets — principally historically prolific fields in the Sooner Trend in Oklahoma, the Weeks Island Complex fields in South Louisiana, and the Eagle Ford Shale in South Texas. We maximize the profitability of our assets by focusing on sound engineering, enhanced geological techniques including 3-D seismic analysis, and proven drilling, stimulation, completion, and production methods.

As of December 31, 2014, our estimated total proved oil and natural gas reserves were approximately 56.9 MMBOE, of which 52% were classified as proved developed reserves. Our proved reserve mix is approximately 55% oil, 30% natural gas, and 15% natural gas liquids.  Excluding our Eagle Ford Shale assets, we maintain operational control of the majority of our properties, either through directly operating them, or through operating arrangements with minority interest holders.

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

The success of our business is highly dependent on the price we receive for our oil, natural gas liquids and natural gas.  Beginning in the third quarter of 2014, the price for oil began a large decline, and current prices for oil are significantly less than they have been over the last several years.  These lower commodity prices have brought significant and immediate changes affecting our industry.  Low commodity prices affect our business in numerous ways, including:

•	a significant reduction in our revenues and cash flows;
•	some of our developed wells and undeveloped wells may become uneconomic;
•	capital to develop reserves may be reduced;
•	proved reserves may be reduced;
•	impairments of our oil and natural gas properties may increase;
•	our cost of capital may become more expensive and access to capital may become more difficult, including from possible decreases in the borrowing base under our revolving credit facility; and
•	an increase in the possibility that some of the purchasers of our oil and natural gas production, or some of the companies that provide us with services, will experience financial difficulties.

In response to the lower oil and natural gas prices, we have taken a number of actions to conserve our liquidity, including:

•	reducing near term capital expenditures;
•	actively seeking alternative sources of capital to develop our proved undeveloped reserves;
•	negotiating lower costs from service companies and other vendors; and
•	managing capital expenditures on operated properties we control.

We have reduced our capital expenditures and operating costs in response to recent decline in commodity prices, and our long term strategy remains intact.  While we cannot predict the length or depth of the current oil price decline, or the timing and extent of a potential price rebound, we have moved quickly and decisively regarding what we can control: our operating costs and the timing and levels of capital spending on projects we operate or control.

For a more in-depth discussion of 2014 results, and our capital resources and liquidity, please see Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Overview of 2014

During 2014, we concentrated our efforts on developing our three core properties: Sooner Trend, Weeks Island Complex, and Eagleville in the Eagle Ford Shale play.  We continue to emphasize oil-rich reserves and production.  Highlights from 2014 include:

•	estimated proved reserves decreased by 3.4 MMBOE over 2013 year-end, primarily as a result of the sale of our Hilltop Field Deep Bossier assets and a partial sale of our Eagle Ford Shale assets;
•	percentage of proved reserves attributable to oil and natural gas liquids increased from 63% as of year-end 2013 to 70% as of year-end 2014 (converting natural gas to oil at a ratio of 6:1);
•

percentage of total production attributable to oil and natural gas liquids increased from 54% in 2013 to 64% in 2014, measured on the traditional energy content ratio of 6:1 between natural gas and oil;

•	oil production increased 30% from 2.9 MMBbl as of year-end 2013 to 3.8 MMBbl as of year-end 2014;
•	total revenues from hydrocarbons, oil revenues and natural gas revenues increased 15%, 17%, and 6%, respectively, over 2013 year-end;
•	drilled 133 gross wells (53.3 net wells) of which 120 gross wells (47.2 net wells) were in our three core properties;
•	approximately $411 million was invested in our oil and natural gas properties in 2014, as compared to $354 million for 2013 (both totals include acquisitions);
•	recognized impairment expense for the year-end 2014 of $74.9 million primarily related to non-core natural gas properties.

Recent Acquisitions and Divesture Activity

In March 2014, we sold a portion of our proved oil reserves, approximately 7.5 MMBOE, in our Eagleville field in South Texas.  The transaction provided us $171 million in cash, of which $169 million was used to reduce the outstanding borrowings under our revolving credit facility.  The sale was structured to provide us with continuing net revenues based on 50% of our original working interest in 2014, declining to 30% in 2015, 15% in 2016, and zero in 2017, and we will continue to develop additional Eagleville wells at 70% of our original working interest.  Total reserves we retained are estimated as 7.7 MMBOE, of which 67% were considered proved undeveloped based on classifications from our reserve report as of December 31, 2014.  This partial sale of our Eagleville assets provided us cash for investment in new areas without relinquishing our position in the Eagle Ford Shale, which we continue to view as a high-quality core property with years of development potential.

On August 7, 2014, we sold our interests in the Anne Parsons field for a cash payment of $9.2 million, which was subsequently adjusted to $8.6 million for customary settlement adjustments through December 31, 2014.  As of the date of sale, estimated proved reserves associated with these properties were 4.8 BCFE.  This East Texas field produced primarily natural gas and natural gas liquids.

On September 19, 2014, we sold our remaining interests in the Hilltop field for a cash payment of $41.6 million, which was subsequently adjusted to $38.9 million for customary settlement adjustments through December 31, 2014.  As of the date of sale, estimated proved reserves associated with these properties were 29.8 BCFE.  This East Texas field produced primarily dry gas.

On December 31, 2014, we sold our interests in a partially constructed pipeline and gas processing plant at cost to Northwest Gas Processing, LLC (“NWGP”), an affiliate of our Class B partner, High Mesa, Inc. (“High Mesa”) and formerly named Alta Mesa Investment Holdings, Inc. (“AMIH”) for an aggregate of $34.0 million, which was comprised of $25.5 million in cash and $8.5 million in promissory note. Immediately after the consummation of the transaction, the $8.5 million promissory note was transferred from NWGP to High Mesa Services, LLC (“HMS”), a subsidiary of the Parent company High Mesa. We did not recognize any gain or loss on the sale as the midstream assets were sold at cost.  This transaction also relieved us from the capital expenditures that would have been required to complete the construction of the pipeline and facilities.  The $25.5 million was funded subsequent to year-end on January 2, 2015.

Outlook

As a result of the significant decline in oil prices and in order to preserve our liquidity, we have reduced our anticipated capital expenditures for 2015 to $148 million, as follows:

•	approximately $84 million to be spent in Sooner Trend;
•	approximately $31 million to be spent in Weeks Island Complex;
•	approximately $7 million to be spent in Eagleville; and

•	approximately $26 million to be spent on various other properties.

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

•

Maximize Development Opportunities with Sound Engineering and Technology. We seek to exploit and redevelop mature properties by using state-of-the-art technology including horizontal drilling, multi-stage hydraulic fracturing, 2-D and 3-D seismic imaging and advanced seismic modeling. We apply sound engineering and geologic science to define the appropriate application of appropriate recovery techniques, including recompletions, infill/step out drilling, horizontal drilling, and/or secondary recovery methods to enhance oil and natural gas production. Our geologists, geophysicists, engineers, and petrophysicists systematically integrate reservoir performance data with geologic and geophysical data, an approach that reduces drilling risks, lowers finding costs and provides for more efficient production of oil and natural gas from our properties.

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

•

Optimize Production Mix Based on Market Conditions. Our asset base enables us to efficiently and rapidly adjust our development activity in response to market prices. Despite the recent oil price decline, we intend to continue to exploit oil and natural gas liquids opportunities within our portfolio. Oil and natural gas liquids together represented 64% of our 2014 production, measured on the traditional energy content ratio of 6:1 between natural gas and crude oil.  Oil and liquids-rich gas opportunities represented approximately 94% of our 2014 capital budget and represent approximately 75% of our 2015 capital budget. Commodity mix is a key consideration as we continually evaluate future drilling and acquisition opportunities in light of market price fluctuations.

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

•

Mitigate Commodity Price Risk. Due to the potential for low oil and natural gas prices, we periodically enter into derivative transactions for a portion of our planned future oil and natural gas production. This allows us to reduce exposure to low prices and achieve more predictable cash flows. We retain commodity price upside potential through active management of our portfolio of derivative transactions, as well as through future production and reserve growth. As of December 31, 2014, we have hedged approximately 78% of our forecasted production from proved developed properties (“PDP”) through 2018 at average annual floor prices ranging from $4.19 per MMBtu to $4.50 per MMBtu for natural gas and $80.00 per Bbl to $89.16 per Bbl for oil.

•

Maintain Financial Flexibility. In order to maintain our financial flexibility, we plan to fund our 2015 capital budget predominantly with cash flow from operations supplemented by borrowings under our credit facility and cash on hand. Our operational control of most properties enables us to manage the timing of a substantial portion of our capital investments. At December 31, 2014, under our senior secured revolving credit facility, we had $319.5 million in borrowings outstanding and $54.6 million available for borrowing.

Our Strengths

We believe that the following strengths provide us with significant competitive advantages and position us to continue to achieve our business objective and execute our strategies:

•

Proven Track Record of Reserves and Production Growth. We have increased production at a compounded annual rate of approximately 27% since 2008 through a focused program of drilling and field re-development complemented by strategic acquisitions. Based on our long-term historical performance and our business strategy, we believe we have the opportunities, experience and knowledge to continue growing both our reserves and production.

•

High Quality Portfolio of Under-Exploited Properties and Multi-Year, Low-Risk Drilling and Wellbore Utilization Inventory. The bulk of our assets are producing properties with significant opportunities for additional exploitation and exploration. We have created and expect to maintain a multi-year drilling inventory and a continuing program of well recompletions, typically to shallower productive zones as deeper formations deplete over time. As of December 31, 2014, our inventory of proved reserve projects consists of 226 PUD locations, including 93 PUD locations in the Sooner Trend, 109 PUD locations in Eagle Ford Shale, and 13 PUD locations in Weeks Island Complex. We believe that we have significant additional development opportunities that are not classified as proved reserves. By targeting productive zones in multiple stacked pays we are able to minimize exploration risk and costs.

•

Geographically and Geologically Balanced Asset Base. We have a balanced portfolio of low-risk conventional and high-impact resource assets across various historically productive basins. Our core assets are located in the Sooner Trend in Oklahoma, where our assets are in the Meramec section of the Mississippian Limestone,  the Oswego Lime, the Hunton Lime, legacy waterflooded zones with shallow declines, and other formations; in South Texas, where our Eagle Ford Shale assets are an oil and liquids-rich gas resource; and in South Louisiana, where our most significant field is Weeks Island, a large oil field with multiple stacked pay sands. Our core properties are located in areas that benefit from an experienced and well-established service sector, efficient state regulation, and available midstream infrastructure and services. In addition, based on our reserve report as of December 31, 2014, approximately 87% of our total future net undiscounted revenues are expected to be from the production of proved oil and natural gas liquids reserves. We believe our geographic and geologic diversification enables us to allocate our capital more profitably, manage market, weather and regulatory risks, and capitalize on technological improvements.

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

Recent Partnership Changes

We are structured as a private partnership.  Since our inception, we have funded exploration, development and operating activities primarily through cash from operations, as well as capital raised from equity contributed by our founder, capital contributed by a private equity partner, borrowings under our bank credit facilities, and proceeds from the issuance of $450 million principal amount of senior secured notes.  From September 2006 until March 2014, our private equity partner was High Mesa,  an affiliate of Denham Commodity Partners Fund IV LP (“DCPF IV”) and Denham Capital Management LP (collectively with DCPF ICV, “Denham”), a private equity firm focused on energy and commodities.

On March 25, 2014, a syndicate led by Highbridge Principal Strategies LLC (“Highbridge”) invested in High Mesa and enabled High Mesa to complete a $350 million recapitalization.  Immediately following the recapitalization, High Mesa used a portion of the proceeds to redeem all of the shares of High Mesa held by Denham.  Highbridge received convertible PIK preferred stock in High Mesa and senior PIK notes from High Mesa and nominated one member to our Board of Directors. High Mesa remains our sole Class B Partner.

In connection with the recapitalization, Alta Mesa GP, our general partner, High Mesa, as holder of 100% of our Class B Units, and all of our Class A Limited Partners entered into a Second Amended and Restated Limited Partnership Agreement which provided for the contribution of 50% of the interest held by the Class A Limited Partners to High Mesa in exchange for common stock in High Mesa.  The Class A interests contributed to High Mesa were terminated.  The amended partnership agreement provides for certain drag-along rights, including the mandatory contribution to High Mesa by the Class A Limited Partners of their remaining Class A Units upon an initial public offering.  Immediately after closing the recapitalization, High Mesa also purchased all of the Class A Units held by Macquarie Bank Limited and RBS Equity Corporation.

The partnership agreement was further amended to provide that all distributions under the amended partnership agreement shall first be made to holders of Class B Units, until all principal and interest has been extinguished under the senior PIK notes issued by High Mesa to Highbridge.  After such extinguishment of the senior PIK notes, distributions shall then be made to holders of Class A and Class B Units pursuant to the distribution formulas set forth in the amended partnership agreement.

Reserve and Production Overview

The following table describes our proved reserves and production profile as of December 31, 2014:

	Total		Oil and				Average
	Estimated		NGLs as %				Daily Net
	Proved		of Total	PV-10		Net	Production
	Reserves	% Proved	Proved	($ in millions)	Net	Producing	2014
	(MMBOE)	Developed (1)	Reserves (1)	(2)	Acreage (3)	Wells (4)	(MBOE/d)
Sooner Trend	28.2	44%	75%	$636.4	44,507	223.0	4.8
Weeks Island Complex	8.8	75%	93%	391.8	13,919	49.4	5.0
Eagle Ford	7.7	33%	92%	249.6	1,765	14.8	2.8
Other	12.2	76%	29%	140.2	236,253	116.2	5.8
All Properties	56.9	52%	70%	$1,418.0	296,444	403.4	18.4
(1)	Computed as a percentage of total reserves of the property.
(2)

PV-10 was calculated using oil and natural gas price parameters established by current SEC guidelines and accounting rules based on the unweighted arithmetic average of oil and natural gas prices as of the first day of each of the twelve months ended December 31, 2014. Because we are a partnership and, as such, are not subject to income taxes, our PV-10 is the same as our standardized measure of future net cash flows, the most comparable measure under generally accepted accounting principles, which is reduced for the discounted value of estimated future income taxes.  Calculation of PV-10 does not give effect to derivatives transactions.   The unweighted arithmetic average prices as of the first of each month during the twelve months ended December 31, 2014 were $94.99 per Bbl of oil and $4.35 per MMBtu of natural gas.  Prices for oil or natural gas at their current levels after the significant decline in prices in the second half of 2014 are currently below the average calculated for 2014.  Sustained lower prices will cause the unweighted arithmetic average to decrease over time as the lower prices are reflected in the average price, which may result in the estimated quantities and present values of our reserves being reduced and may necessitate future write-downs.

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

Our activity in these fields is focused on horizontal drilling and multi-stage fracturing of the Meramec section of the Mississippian Lime and the Oswego Lime, as well as the definition of similar exploitation opportunities in the Woodford Shale, Hunton Lime, and other formations.  We also maintain production in the historically principal field pay zones that had been unitized for water flooding.  We continue to develop our waterflood opportunities, including the use of horizontal wells.  In 2014, we added production and reserves in the Mississippian Lime formation by drilling new horizontal wells.  We have applied the knowledge obtained by this effort to define our approach for 2015 and beyond to target the Mississippian Lime, the Oswego Lime, the Hunton Lime, and other zones with horizontal drilling and multi-stage hydraulic fracturing.

As of December 31, 2014, we had a 72% average working interest in 308 gross producing wells, and had identified 93 PUD locations in this area. We produced 1,734 MBOE net to us from our properties in Oklahoma in 2014.

During 2014 we spent approximately $142 million in Sooner Trend for the drilling and completion of wells, as well as other expenditures for facilities.  As of December 31, 2014, we had one drilling rig operating in Sooner Trend for horizontal development, which we plan to maintain during 2015 targeting the Mississippian Lime, Hunton Lime, and other zones with horizontal drilling.    We will also participate in other horizontal wells as a non-operator, primarily targeting the Oswego Lime, Meramec and Hunton Lime.    We have allocated approximately $84 million of our 2015 capital expenditure budget to our Sooner Trend properties.

Weeks Island Complex, South Louisiana

The Weeks Island Complex, located in Iberia and St. Mary Parish, Louisiana, contains some of our largest proved developed oil reserves and consists of the Weeks Island and Cote Blanche Island fields.

Weeks Island field, located in Iberia Parish, Louisiana, is a historically-prolific oil field with 55 potential pay zones that are structurally and stratigraphically trapped around a piercement salt dome, which we believe offer significant future opportunities for added production and reserves. The field was discovered in 1945 by Shell and Shell’s interest in the field was purchased in 1998 by The Meridian Resource Corporation, which we acquired in 2010. Since mid-2011 we have continuously employed at least one drilling rig and one completion rig in Weeks Island to exploit its potential for development through new drilling, recompletions, and sidetracking out of existing wells. We expect to continue development activity in this field in 2015.

We increased our ownership in this field in 2013 with an acquisition of approximately 1.8 MMBOE proved reserves from our former working interest partner, Stone Energy Offshore, L.L.C.  for cash consideration of approximately $45 million plus related abandonment costs, which was later modified through settlement adjustments to approximately $42 million cash.  As of December 31, 2014, we had a 97% average working interest in 46 gross producing wells, and had identified 11 PUD locations in this field.

The Cote Blanche Island field, located in St. Mary Parish, was acquired by Alta Mesa with an effective date of July 1, 2014.  The field is a salt dome structure and production from the Miocene sands was discovered in 1948 by Texaco, three years after the discovery at Weeks Island. The geology is similar to Weeks Island and Alta Mesa plans on utilizing the same geologic interpretation methods and engineering development techniques at Cote Blanche that are used at Weeks Island to increase reserves and production.  The evaluation of this field is still in the early stages and we have already identified multiple drilling locations.  There are currently 5 producing wells and Alta Mesa owns a 100% working interest with an average revenue interest of 83%.

As of December 31, 2014, we had a 96% average working interest in a total of 51 gross producing wells, and had identified 13 PUD locations in the Weeks Island Complex. We produced 1,837 MBOE net to us from the area in 2014.  We have allocated approximately $31 million of our 2015 capital expenditure budget to Weeks Island Complex and plan to utilize at least one workover rig in during 2015, as well as a drilling rig for a portion of the year.

South Texas Eagle Ford Shale

Our Eagleville field is located primarily in Karnes County, Texas and produces primarily from the Eagle Ford Shale. The Eagle Ford Shale is typically developed with horizontal wells. Since beginning development of the property in 2010, our assets have grown to 173 gross producing wells with an average working interest of 9%, six wells in which we have an overriding royalty interest, and four wells in progress as of December 31, 2014. The wells are primarily operated by Murphy Oil Corporation (“Murphy”), which has a multi-year development program. Production from the Eagleville field in 2014 was 1,010 MBOE net to us.

We sold a significant portion of our Eagleville reserves in March 2014, including a portion of our interest in all wells that were producing as of December 31, 2013.  The cash purchase price was initially $173 million, and was subsequently adjusted to approximately $171 million for settlement adjustments through December 31, 2014.  The sale has an effective date of January 1, 2014.  We retained a declining net profits interest in the producing wells based on 50% of our original working interest in 2014, 30% in 2015, 15% in 2016, and zero in 2017.  Also included in the sale was a  30% undivided interest in all our Eagleville mineral leases and interests, and 30% of our working interest in all our wells in progress on December 31, 2013 or drilled after January 1, 2014.  As of year-end 2014, we had an estimated 109 PUD drilling locations, of which 16 are in wells in which we will have an overriding royalty interest rather than a working interest.

We estimate the proved developed and undeveloped reserves sold were approximately 7.5 MMBOE, and we retained proved reserves of approximately 7.7 MMBOE, 67%  of which were proved undeveloped as of December 31, 2014.

We have allocated approximately $7 million of our 2015 capital expenditure budget to Eagleville.  As of December 31, 2014, Murphy was continuously operating one drilling rig on our acreage.

Other Assets

We conduct operations in other areas, including Urbana, Cold Springs and Cold Springs West in East Texas, Blackjack Creek oil field in Florida, and other fields in South Texas and South Louisiana.  We continually evaluate the operations in these areas to determine future development, expansion, acquisition opportunities, and strategic divestiture plans.  Inventories of prospective and partially developed acreage include holdings in South Texas, South Louisiana, West Virginia, and other areas.  Total impairment expense from these other areas was $74.9 million and $143.2 million in 2014 and 2013 respectively, with the largest single item in 2014 being $31.7 million for fields in South Louisiana.  We have allocated approximately $26 million of our 2015 capital expenditure budget to these properties.

Our Oil and Natural Gas Reserves

The table below summarizes our estimated net proved reserves as of December 31, 2014:

	As of December 31, 2014
	Oil
	and	Natural
	NGL's	Gas

	(MBbls)	(MMcf)
Proved Reserves (1)
Developed	19,210	63,334
Undeveloped	20,522	39,814
Total Proved	39,732	103,148

(1)

Our proved reserves as of December 31, 2014 were calculated using oil and natural gas price parameters established by current SEC guidelines and accounting rules based on unweighted arithmetic average prices as of the first day of each of the twelve months ended on such date. These average prices were $94.99 per Bbl for oil and $4.35 per MMBtu for natural gas. Pricing was adjusted for basis differentials by field based on our historical realized prices. See “Note 19 — Supplemental Oil and Natural Gas Disclosures (Unaudited)” in the accompanying notes to consolidated financial statements included elsewhere in this report for information concerning proved reserves.

The table above represents estimates only. Reserves estimates are based upon various assumptions, including assumptions required by the SEC relating to oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating reserves is complex. This process requires significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. Furthermore, different reserve engineers may make different estimates of reserves and cash flow based on the same available data and these differences may be significant. Therefore, these estimates are not precise. Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves will most likely vary from those estimated. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing oil and natural gas prices and other factors, many of which are beyond our control.  Prices for oil or natural gas at their current levels after the significant decline in prices in the second half of 2014 are currently below the average calculated for 2014.  Sustained lower prices will cause the unweighted arithmetic average to decrease over time as the lower prices are reflected in the average price, which may result in the estimated quantities and present values of our reserves being reduced and may necessitate future write-downs.

Internal Controls Over Reserve Estimates and Qualifications of Technical Persons

Our policies and practices regarding internal controls over the recording of reserves is structured to objectively and accurately estimate our oil and gas reserves quantities and present values in compliance with rules, regulations and guidance provided by the SEC, as well as established industry practices used by independent engineering firms and our peers, and in accordance the SPE 2007 Standards promulgated by the Society of Petroleum Engineers.  The reserve estimation process begins with our Corporate Planning and Reserves department, which gathers and analyzes much of the data used in estimating reserves. Working and net revenue interests are cross-checked and verified by our land department.  Lease operating and capital expenses are provided by our accounting department and reviewed by the Corporate Planning and Reserves department.  Our Vice President of Corporate Planning and Reserves is the technical person primarily responsible for overseeing the preparation of our reserve estimates. His qualifications include the following:

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

In addition, a third-party engineering firm, Ryder Scott Company, L. P. (“Ryder Scott”), audited 85% of our 2014 proved reserves and 91% of our estimated PV-10.

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

Proved Undeveloped Reserves

At December 31, 2014, we had proved undeveloped reserves (“PUDs”) of 27.2 MMBOE, or approximately 48% of total proved reserves. The PUDs are primarily in our Eagleville field in the Eagle Ford play in South Texas, in Weeks Island Complex, and in Sooner Trend.

Total PUDs at December 31, 2013 were 25.4 MMBOE, or 42% of our total proved reserves.  The following table reflects the changes in PUDs during 2014:

MBOE
Proved undeveloped reserves, December 31, 2013	25,383
Converted to proved developed	(6,672)
Proved undeveloped reserve extensions and discoveries	14,410
Proved undeveloped reserves acquired	522
Proved undeveloped reserves sold	(3,362)
Proved undeveloped reserve revisions	(3,123)
Proved undeveloped reserves, December 31, 2014	27,158

PUDs converted to proved developed reserves were primarily in the Eagleville Field.  Total expenditures for the PUDs converted to proved developed reserves were approximately $90.7 million.  Extensions and discoveries were primarily in our Sooner Trend, Eagleville, and Weeks Island Complex fields.  PUD acquisitions include interests in Weeks Island Complex fields and PUD reserves sold were from dispositions in Eagleville, Anne Parsons and Hilltop fields.  Negative revisions were primarily associated with our non-core properties in the Blackjack Creek field in Florida. These reserves were moved out of the PUD reserve category in compliance with the SEC five year rule.  Estimated future development costs, including plugged and abandonment cost (“P&A”),  for PUDs remaining are approximately $349 million at December 31, 2014.

Under current SEC requirements, PUD reserves may only be booked if they relate to wells scheduled to be drilled within five years of the original date of booking unless specific circumstances justify a longer time.  We will be required to remove our PUDs if we do not drill those reserves within the required five year time frame, unless specific circumstances justify a longer time.  All of our PUDs at December 31, 2014 are scheduled to be drilled within five years of the date they were initially recorded except for one sidetrack development in a producing well which will be drilled after the current zones are depleted.    Lower prices for oil and natural gas as seen in the recent decline may cause us in the future to forecast less capital to be available for development of our PUDs, which may cause us to decrease the amount of our PUDs we expect to develop within the five year time frame.  In addition, lower oil and natural gas prices may cause our PUDs to become uneconomic to develop, which would cause us to remove them from the proved undeveloped category.

Production, Prices and Production Cost History

The following table sets forth certain information regarding the production volumes, average prices received and average production costs associated with our sale of oil, natural gas, and natural gas liquids for the periods indicated below.  The data below include the effects of the amounts we reclassified from natural gas volumes and revenues to natural gas liquids volumes and revenues for the years 2013 and 2012.  See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations: Year Ended December 31, 2013 v. Year Ended December 31, 2012,  Natural gas liquids revenues for more detailed information.

	Year Ended December 31,
	2014	2013	2012

Net production:
Oil (MBbls)	3,770	2,897	2,138
Natural gas (MMcf)	14,449	16,664	21,372
Natural gas liquids (MBbls)	537	398	365
Total (MBOE)	6,715	6,072	6,065
Total (MMcfe)	40,290	36,434	36,392
Average sales price per unit before hedging effects:
Oil (per Bbl)	$92.27	$102.81	$103.72
Natural gas (per Mcf)	4.50	3.68	2.69
Natural gas liquids (per Bbl)	34.04	38.37	42.75
Combined (per BOE)	64.20	61.67	48.63
Average sales price per unit after hedging effects:
Oil (per Bbl)	$93.38	$100.67	$103.18
Natural gas (per Mcf)	4.87	5.14	4.49
Natural gas liquids (per Bbl)	34.04	38.37	42.75
Combined (per BOE)	65.62	64.66	54.76
Average costs per BOE:
Lease and plant operating expense	$10.99	$11.60	$11.38
Production and ad valorem taxes	4.20	4.34	3.87
Workover expense	1.33	2.25	2.10
Average costs per Mcfe:
Lease and plant operating expense	$1.83	$1.93	$1.90
Production and ad valorem taxes	0.70	0.72	0.65
Workover expense	0.22	0.38	0.35

The following table provides a summary of our production, average sales prices and average production costs for the Sooner Trend area, which contributes approximately 50% of our total proved reserves as of December 31, 2014.  The largest field in Sooner Trend contributes 15% or more of our total proved reserves as of December 31, 2014.

	Year Ended December 31,
Sooner Trend	2014	2013	2012

Net production:
Oil (MBbls)	1,072	306	186
Natural gas (MMcf)	2,083	859	641
Natural gas liquids (MBbls)	316	124	92
Total (MBOE)	1,734	573	385
Total (MMcfe)	10,411	3,439	2,309
Average sales price per unit before hedging effects:
Oil (per Bbl)	$89.34	$94.90	$92.41
Natural gas (per Mcf)	4.34	3.71	3.38
Natural gas liquids (per Bbl)	34.09	38.20	36.01
Average production costs per BOE:
Lease and plant operating expense	$8.22	$14.27	$12.38
Production and ad valorem taxes	1.45	3.62	4.24
Workover expense	1.49	3.62	2.30
Average production costs per Mcfe:
Lease and plant operating expense	$1.37	$2.39	$2.06
Production and ad valorem taxes	0.24	0.60	0.71
Workover expense	0.25	0.60	0.38

Future prices received for production and costs may vary, perhaps significantly, from the prices and costs assumed for purposes of these estimates.  Prices for oil or natural gas at their current levels after the severe decline in 2014 are currently below the average calculated for 2014, and sustained lower prices will cause the twelve month weighted average price to decrease over time as the lower prices are reflected in the average price.

Delivery Commitments

As of December 31, 2014, we had no commitments to provide a fixed quantity of oil or natural gas.

Drilling Activity

The following table sets forth, for each of the three years ended December 31, 2014, 2013 and 2012, the number of net productive and dry exploratory and developmental wells completed, regardless of when drilling was initiated. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled, quantities of reserves found or economic value.

	December 31,
	2014	2013	2012

Development wells (net):
Productive	46.6	37.4	29.9
Dry	0.1	3.5	—
Total development wells	46.7	40.9	29.9

Exploratory wells (net):
Productive	1.0	2.7	4.8
Dry	5.6	3.0	2.3
Total exploratory wells	6.6	5.7	7.1

As of December 31, 2014, we were drilling 39 gross (21.7 net) wells.

Productive Wells

The following table sets forth information with respect to our ownership interest in productive wells as of December 31, 2014:

	December 31, 2014
	Gross	Net
Oil wells:
Sooner Trend	303	222.6
Weeks Island Complex	47	45.6
Eagle Ford	173	14.8
Other	88	40.7
All properties	611	323.7

Natural gas wells
Sooner Trend	5	0.4
Weeks Island Complex	4	3.8
Eagle Ford	—	—
Other	127	75.5
All properties	136	79.7

Of the total well count for 2014, 7 gross wells (6.99 net) are multiple completions.

Productive wells are producing wells, shut-in wells we deem capable of production, wells that are waiting for completion, plus wells that are drilled/cased and completed, but waiting for pipeline hook-up.  A gross well is a well in which a working interest is owned.  The number of net wells represents the sum of fractional working interests the company owns in gross wells.

Developed and Undeveloped Acreage Position

The following table sets forth information with respect to our gross and net developed and undeveloped oil and natural gas acreage under lease as of December 31, 2014, all of which is located in the United States:

	Developed Acres		Undeveloped Acres		Total Acres
	Gross	Net	Gross	Net	Gross	Net
Property:
Sooner Trend	61,992	40,617	3,890	3,890	65,882	44,507
Weeks Island Complex	10,721	10,721	3,198	3,198	13,919	13,919
Eagle Ford	13,027	1,756	60	9	13,087	1,765
Other	101,561	48,704	284,729	187,549	386,290	236,253
All properties	187,301	101,798	291,877	194,646	479,178	296,444

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

Undeveloped Acreage Expirations

The following table sets forth information with respect to our gross and net undeveloped oil and natural gas acreage under lease as of December 31, 2014, all of which is located in the United States, that will expire over the following three years by core area unless production is established within the spacing units covering the acreage prior to the expiration dates:

	2015		2016		2017
	Gross	Net	Gross	Net	Gross	Net
Property:
Sooner Trend	1,232	1,232	842	842	1,323	1,323
Weeks Island Complex	1,555	1,555	—	—	1,643	1,643
Eagle Ford	60	9	—	—	—	—
Other	34,025	20,103	81,751	55,367	61,340	37,671
All properties	36,872	22,899	82,593	56,209	64,306	40,637

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

We sell the oil and natural gas from several properties we operate primarily under a contract with ARM Energy Management, LLC (“AEM”).  We are part owner of AEM at less than 10%.  AEM purchases our oil and natural gas and sells it under short-term contracts generally with month-to-month pricing based on published regional indices, with differentials for transportation, location, and quality taken into account.  AEM remits monthly proceeds of its sales to us, and receives a 1% marketing fee.   Sales to AEM commenced in June 2013.  The agreement will terminate in 2018, with additional provisions for extensions beyond five years, and for early termination beginning in January 2015.  During the second half of 2013, we sold the majority of our production from operated fields to AEM.  Production from non-operated fields, the most significant of which were our Eagleville field in South Texas and our Hilltop field in East Texas, was marketed on our behalf by the operators of those properties.  Production from Eagleville is sold by the operator, Murphy.  Production from Hilltop sold was primarily by the operator of the majority of our wells in the field, EnCana.

Natural gas liquids are sold under various contracts with processors typically in the vicinity of the production at spot market rates, after processing costs.

For the year ended December 31, 2014, revenues from AEM were $220.9 million, or 51.1% of total revenue excluding hedging activities.  Based on revenues excluding hedging activities, one other major customer, Murphy accounted for 10% or more of our revenues, with revenues excluding hedging activities of $61.2 million.

 We believe that the loss of any of our significant direct or indirect customers, or of AEM, would not have a material adverse effect on us because alternative purchasers are readily available.  Trade accounts receivable are not collateralized or otherwise secured.

Competition

We encounter intense competition from other oil and natural gas companies in all areas of our operations, including the acquisition of producing properties and undeveloped acreage. Our competitors include major integrated oil and natural gas companies, numerous independent oil and natural gas companies and individuals. Many of our competitors are large, well-established companies with substantially larger operating staffs and greater capital resources and have been engaged in the oil and natural gas business for a much longer time than us. These companies may be able to pay more for productive oil and natural gas properties, exploratory prospects, and mineral leases and to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. Larger competitors may be able to absorb the decline in prices for oil and natural gas and the burden of any changes in federal, state and local laws and regulations more easily than we can, which could adversely affect our competitive position. Our ability to acquire additional properties and to discover reserves in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in this highly competitive environment.

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

Employees

As of December 31, 2014, we had 225 full-time employees. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We believe our relationships with our employees are good. From time to time, we utilize the services of independent contractors to perform various field and other services. See “Item 13. Certain Relationships and Related Party Transactions, and Director Independence.”

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

Environmental Matters and Regulation

Our operations are subject to stringent and complex federal, state and local laws, rules, and regulations that govern the protection of the environment, as well as the discharge of materials into the environment. These laws, rules, and regulations may, among other things:

•	require the acquisition of various permits before drilling commences;
•	require the installation of pollution control equipment in connection with operations;
•	place restrictions or regulations upon the use of the material based on our operations and upon the disposal of waste from our operations;
•	restrict the types, quantities and concentrations of various substances that can be released into the environment or used in connection with drilling, production and transportation activities;
•	limit or prohibit drilling activities on lands lying within wilderness, wetlands and other protected areas;
•	require remedial measures to mitigate pollution from former and ongoing operations, such as site restoration, pit closure and plugging of abandoned wells; and
•	require the expenditure of significant amounts in connection with worker health and safety.

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

Clean Water Act

The Federal Water Pollution Control Act (the “Clean Water Act”) and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including discharges, spills and leaks of produced water and other oil and natural gas wastes, into waters of the United States, a term broadly defined. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. The Clean Water Act also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by a permit issued by the U.S. Army Corps of Engineers. Federal and state regulatory agencies can impose administrative, civil and criminal penalties, as well as require remedial or mitigation measures, for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. In the event of an unauthorized discharge of wastes, we may be liable for penalties and cleanup and response costs.

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

Safe Drinking Water Act and Hydraulic Fracturing

Many of our development projects require hydraulic fracturing procedures to economically develop the formations. Generally, we perform two types of hydraulic fracturing. In our Sooner Trend, and Eagle Ford Shale (Eagleville Field, South Texas) plays, we perform hydraulic fracturing in horizontally drilled wells. These procedures are more extensive, time-consuming and expensive than hydraulic fracturing of vertical wells. We also perform hydraulic fracturing in vertical wells in our East Texas and South Texas fields, including primarily Urbana and Cold Springs (both in East Texas); among the target zones are the Wilcox and Frio formations.

Currently, most hydraulic fracturing activities are regulated at the state level, as the Safe Drinking Water Act exempts most hydraulic fracturing (except for hydraulic fracturing activities involving the use of diesel) from the definition of underground injection. The EPA had released guidance on permitting of hydraulic fracturing activities using diesel. Congress has periodically considered legislation to amend the federal SDWA to remove the exemption from permitting and regulation provided to injection for hydraulic fracturing and to require the disclosure and reporting of the chemicals used in hydraulic fracturing. This type of legislation if adopted could lead to additional regulation and permitting requirements that could result in operational delays or increased operating costs, making it more difficult to perform hydraulic fracturing and increasing our costs of compliance and operation.

The EPA has commenced a wide-ranging study on the effects of hydraulic fracturing on drinking water resources. A first progress report of the study was issued in December 2012, with a final draft expected in 2015.

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

Many states and other regional and local regulatory authorities have enacted or are considering regulations on hydraulic fracturing, including disclosure requirements and regulations that could restrict or prohibit drilling in general or hydraulic fracturing in particular, in certain circumstances. Some states have also considered or adopted other restrictions or regulations on drilling and completion operations, including requirements regarding casing and cementing of wells; testing of nearby water wells; restrictions on access to, and usage of, water; and restrictions on the type of chemical additives that may be used in hydraulic fracturing operations.  In compliance with the law enacted in Texas, we have disclosed and will continue to disclose hydraulic fracturing data. Further, the Bureau of Land Management has adopted final rules regulating hydraulic fracturing on public lands.  These rules include requirements on drillers to disclose the chemicals used in hydraulic fracturing operations and new requirements for well casing, groundwater protections, and wastewater storage.  We are currently evaluating the impact of these rules on our operations.  The EPA has also announced an initiative under the Toxic Substance Control Act to develop regulations governing the disclosure and evaluation of hydraulic fracturing chemicals and has announced that it is working on regulations for wastewater generated by hydraulic fracturing.

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

Climate Change Regulation and Legislation

More stringent laws and regulations relating to climate change and greenhouse gases (“GHGs”) may be adopted in the future and could cause us to incur material expenses in complying with them. Both houses of Congress have actively considered legislation to reduce emissions of GHGs, but no legislation has yet passed.  In the absence of comprehensive federal legislation on GHG emission control, the EPA attempted to require the permitting of GHG emissions; although the Supreme Court struck down the permitting requirements, it upheld the EPA’s authority to control GHG emissions when a permit is required due to emissions of other pollutants.  The EPA recently announced its intention to take measures to require or encourage reductions in methane emissions, including from oil and natural gas operations.  Those measures include the development of NSPS regulations in 2016 for reducing methane from new and modified oil and gas production sources and natural gas processing and transmission sources.

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

We believe that we are in substantial compliance with all existing environmental laws and regulations applicable to our current operations and that our continued compliance with existing requirements will not have a material adverse impact on our financial condition and results of operations. We did not incur any material capital expenditures for remediation or pollution control activities for the years ended December 31, 2014, 2013 and 2012. Additionally, we are not aware of any environmental issues or claims that will require material capital expenditures during 2014 or that will otherwise have a material impact on our financial position or results of operations in the future. However, we cannot provide assurance that the passage of more stringent laws and regulations in the future will not have a negative impact our business activities, financial condition or results of operations.

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

Federal Regulation of Natural Gas, Oil and Natural Gas Regulation

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

The Company’s sales of oil and natural gas liquids are also affected by the availability, terms and costs of transportation. The rates, terms, and conditions applicable to the interstate transportation of oil and natural gas liquids by pipelines are regulated by the FERC under the Interstate Commerce Act. The FERC has implemented a simplified and generally applicable ratemaking methodology for interstate oil and natural gas liquids pipelines to fulfill the requirements of Title XVIII of the Energy Policy Act of 1992 comprised of an indexing system to establish ceilings on interstate oil and natural gas liquids pipeline rates.

The pipelines used to gather and transport natural gas being produced by the Company are also subject to regulation by the U.S. Department of Transportation (“DOT”) under the Natural Gas Pipeline Safety Act of 1968, as amended (“NGPSA”), the Pipeline Safety Act of 1992, as reauthorized and amended (“Pipeline Safety Act”), and the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011. The DOT Pipeline and Hazardous Materials Safety Administration (“PHMSA”) has established a risk-based approach to determine which gathering pipelines are subject to regulation and what safety standards regulated gathering pipelines must meet. In August 2011, the PHMSA issued an Advance Notice of Proposed Rulemaking regarding pipeline safety, including questions regarding the modification of regulations applicable to gathering lines in rural areas.

As an alternative to pipeline transportation, any transportation of the Company’s crude oil, natural gas liquids and purity components (ethane, propane, butane, iso-butane, and natural gasoline) by rail will also be subject to regulation by the DOT’s PHMSA and the DOT’s Federal Railroad Administration (“FRA”) under the Hazardous Materials Regulations at 49 CFR Parts 171-180 (“HMR”), including Emergency Orders by the FRA and new regulations being proposed by the PHMSA, arising due to the consequences of train accidents and the increase in the rail transportation of flammable liquids.

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

The oil and natural gas industry is capital intensive. We have made and expect to continue to make substantial capital expenditures in our business for the exploration, exploitation, development and acquisition of oil and natural gas reserves. Our capital expenditures for 2014 totaled $411 million including $18 million for acquisitions. As a result of the recent significant decline in oil prices and in order to preserve our liquidity, we have reduced our budgeted capital expenditures for 2015 to approximately $148 million. We have funded development and operating activities primarily through equity capital raised from a private equity partner, through borrowings under our bank credit facilities, through the issuance of our senior notes, and through internal operating cash flows. We intend to finance our future capital expenditures predominantly with cash flows from operations. If necessary, we may also access capital through proceeds from potential asset dispositions, borrowings under our senior secured revolving credit facility and the future issuance of debt and/or equity securities. Our cash flow from operations and access to capital are subject to a number of variables, including:

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

Oil and natural gas prices are highly volatile and continued depressed prices can significantly affect our financial condition and results of operations.

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

Historically, world-wide oil and natural gas prices and markets have been subject to significant change, and may continue to be in the future. In particular, the prices of oil and natural gas declined dramatically in the second half of 2014.  For example, during 2014, based on daily settlements of monthly contracts traded on the NYMEX, the price for a barrel (bbl) of oil ranged from a high of $105.15 for the June 2014 contract to a low of $59.29 for the December 2014 contract and the price for an Mmbtu of natural gas ranged from a high of $5.56 for the February 2014 contract to a low of $3.73 for November 2014 contract.

Continued depressed oil and natural gas prices, further price declines or any other unfavorable market conditions could have a material adverse effect on our financial condition and on the carrying value of our proved reserves.  The average realized price, excluding hedge settlements, at which we sold oil in 2014 was $92.27 per barrel compared to $102.81 per barrel in 2013, and $103.72 per barrel in 2012. Because the oil price we are required to use to estimate our future net cash flows is the average price over the twelve months prior to the date of determination of future net cash flows, the full effect of falling prices may not be reflected in our estimated net cash flows for several quarters.  We review the carrying value of our properties on a quarterly basis and once incurred, a write-down in the carrying value of our properties is not reversible at a later date, even if prices increase.

Prices for oil and natural gas may fluctuate widely in response to relatively minor changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control, such as:

•	the domestic and foreign supply of and demand for oil and natural gas;
•	the price and quantity of foreign imports of oil and natural gas;
•	federal regulations generally prohibiting the export of U.S. crude oil;
•	federal regulations applicable to exports of liquefied natural gas (LNG);
•	the level of consumer product demand;
•	weather conditions;
•	domestic and foreign governmental regulations and taxation;
•	overall domestic and global economic conditions;
•	the value of the dollar relative to the currencies of other countries;
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

Substantially all of our production is sold to purchasers under contracts with market-based prices. Continued lower oil and natural gas prices will reduce our cash flows and may reduce the present value of our reserves. If oil and natural gas prices remain at current levels, we anticipate that the borrowing base under our senior secured revolving credit facility, which is revised periodically, may be reduced, which would negatively impact our borrowing ability. Additionally, prices could reduce our cash flows to a level that would require us to borrow to fund our 2015 capital budget. Lower oil and natural gas prices may also reduce the amount of oil and natural gas that we can produce economically. Substantial decreases in oil and natural gas prices could render uneconomic a significant portion of our identified drilling locations. This may result in significant downward adjustments to our estimated proved reserves. As a result, a substantial or extended decline in oil and natural gas prices may materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures.

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

Numerous uncertainties are inherent in estimating quantities of oil and natural gas reserves. Our estimates of our proved reserve quantities are based upon our estimated net proved reserves as of December 31, 2014. The process of estimating oil and natural gas reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, engineering and economic data for each reservoir, and these reports rely upon various assumptions, including assumptions regarding future oil and natural gas prices, production levels, and operating and development costs. As a result, estimated quantities of proved reserves and projections of future production rates and the timing of development expenditures may prove to be inaccurate. Over time, we may make material changes to reserve estimates taking into account the results of actual drilling and production. Any significant variance in our assumptions and actual results could greatly affect our estimates of reserves, the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, the classifications of reserves based on risk of recovery, and estimates of the future net cash flows. Specifically, future prices received for production and costs may vary, perhaps significantly, from the prices and costs assumed for purposes of these estimates.  Prices for oil or natural gas at their current levels after the significant decline in the third quarter of 2014 are currently below the average calculated for 2014, and sustained lower prices will cause the twelve month weighted average price to decrease over time as the lower prices are reflected in the average price, which may result in the estimated quantities and present values of our reserves being reduced.

The Standardized Measure of discounted future net cash flows from our proved reserves or “PV-10” will not necessarily be the same as the current market value of our estimated proved oil and natural gas reserves.

It should not be assumed that the Standardized Measure of future net cash flows from our proved reserves is the current market value of our estimated oil and natural gas reserves. In accordance with SEC requirements, we based the estimated discounted future net cash flows from our proved reserves on the twelve-month unweighted arithmetic average of the closing prices on the first day of each month for the preceding twelve months from the date of the report without giving effect to derivative transactions.  Actual future net cash flows from our oil and natural gas properties will be affected by factors such as:

•	actual prices we receive for crude oil and natural gas;
•	actual cost of development and production expenditures;
•	the amount and timing of actual production;
•	transportation and processing; and
•	changes in governmental regulations or taxation.

Prices for oil or natural gas at their current levels after the significant decline in prices in the second half of 2014 are currently below the average calculated for 2014 and sustained lower prices will cause the unweighted arithmetic average to decrease over time as the lower prices are reflected in the average price, which may reduce both in the estimated quantities and present values of our reserves and which may necessitate write-downs in the value of our oil and natural gas properties.

The timing of both our production and our incurrence of expenses in connection with the development and production of our oil and natural gas properties will affect the timing and amount of actual future net revenues from proved reserves, and thus their actual present value. In addition, the 10% discount factor we use when calculating the Standardized Measure may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and natural gas industry in general. Actual future prices and costs may differ materially from those used in the present value estimate. If oil and natural gas prices decline by 10%, then the Standardized Measure as of December 31, 2014 would decrease approximately $212 million.

Approximately 48% of our total estimated proved reserves at December 31, 2014 were proved undeveloped reserves requiring substantial capital expenditures and may ultimately prove to be less than estimated.

Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations. At December 31, 2014, approximately 27.2 MMBOE of our total estimated proved reserves were undeveloped. The reserve data included in our reserve reports assumes that substantial capital expenditures will be made to develop non-producing reserves. The calculation of our estimated net proved reserves as of December 31, 2014 assumes that we will spend $349 million, including plugged and abandonment cost, to develop our estimated proved undeveloped reserves, including an estimated $109 million in 2015. Although cost and reserve estimates attributable to our natural gas and oil reserves have been prepared in accordance with industry standards, we cannot be sure that the estimated costs are accurate. We may need to raise additional capital in order to develop our estimated proved undeveloped reserves over the next five years and we cannot be certain that additional financing will be available to us on acceptable terms, if at all. Additionally, continued declines in commodity prices will reduce the future net revenues of our estimated proved undeveloped reserves and may result in some projects becoming uneconomical.  As a result of depressed oil and gas prices, we have reduced the budgeted capital expenditures for the development of undeveloped reserves in 2015.  These delays in the development of reserves could force us to reclassify certain of our proved reserves as unproved reserves. Further, our drilling efforts may be delayed or unsuccessful, and actual reserves may prove to be less than current reserve estimates, which could have a material adverse effect on our financial condition, future cash flows and results of operations.

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

The primary focus of our business strategy is to increase production levels by drilling wells. Although we were successful in drilling in the past, we cannot provide assurance that we will continue to maintain production levels through drilling. Our drilling involves numerous risks, including the risk that we will not encounter commercially productive oil or natural gas reservoirs. We must incur significant expenditures to drill and complete wells. The costs of drilling and completing wells are often uncertain, and it is possible that we will make substantial expenditures on drilling and not discover reserves in commercially viable quantities.  Additionally, in the current depressed oil price environment, we have reduced our capital expenditures for drilling in 2015.  As a result, we may not be able to increase or maintain production through our drilling activity.

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

Our business activities are subject to operational risks, including:

•	damages to equipment caused by natural disasters such as earthquakes and adverse weather conditions, including tornadoes, hurricanes and flooding;
•	facility or equipment malfunctions;
•	pipeline ruptures or spills;
•	surface fluid spills, salt water contamination, and surface or groundwater contamination form petroleum constituents or hydraulic fracturing chemical additions;
•	fires, blowouts, craterings and explosions; and
•	uncontrollable flows of oil or natural gas or well fluids.

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

To achieve more predictable cash flows and to reduce our exposure to fluctuations in the prices of oil and natural gas, we have and may continue to enter into hedging arrangements for a significant portion of our production. As of December 31, 2014, we have hedged approximately 78% of our total forecasted PDP production through 2018 at average annual floor prices ranging from $4.19 per MMBtu to $4.50 per MMBtu for natural gas and $80.00 per Bbl to $89.16 per Bbl for oil, with the majority of the hedged volumes in 2015-2016. If we experience a sustained material interruption in our production, we might be forced to satisfy all or a portion of our hedging obligations without the benefit of the cash flows from our sale of the underlying physical commodity, resulting in a substantial diminution of our liquidity. Lastly, an attendant risk exists in hedging activities that the counterparty in any derivative transaction cannot or will not perform under the instrument and that we will not realize the benefit of the hedge.

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

Our hedging transactions expose us to risk of financial loss if a counterparty fails to perform under a derivative contract.  This risk of counterparty non-performance is of particular concern given the disruptions that have occurred in the financial markets and the significant decline in oil and natural gas prices which could lead to sudden changes in a counterparty’s liquidity, and impair their ability to perform under the terms of the derivative contract. We are unable to predict sudden changes in a counterparty’s creditworthiness or ability to perform. Even if we do accurately predict sudden changes, our ability to negate the risk may be limited depending upon market conditions.  Furthermore, the bankruptcy of one or more of our hedge providers or some other similar proceeding or liquidity constraint, might make it unlikely that we would be able to collect all or a significant portion of amounts owed to us by the distressed entity or entities.

During periods of falling commodity prices our hedge receivable positions increase, which increases our exposure. If the creditworthiness of our counterparties deteriorates and results in their nonperformance, we could incur a significant loss.

The adoption of derivatives legislation and regulations by the U.S. Congress related to derivative contracts could have an adverse impact on our ability to hedge risks associated with our business.

Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) establishes federal oversight and regulation of over-the-counter (“OTC”) derivatives and requires the Commodity Futures Trading Commission (the “CFTC”) and the SEC to enact further regulations affecting derivative contracts, including the derivative contracts we use to hedge our exposure to price volatility through the OTC market.  Although the CFTC and the SEC have issued final regulations in certain areas, final rules in other areas and the scope of relevant definitions and/or exemptions still remain to be finalized. In one of its rulemaking proceedings still pending under the Dodd-Frank Act, the CFTC approved on November 5, 2013, a proposed rule imposing position limits for certain futures and option contracts in various commodities (including natural gas) and for swaps that are their economic equivalents. Certain specified types of hedging transactions are exempt from these position limits, provided that such hedging transactions satisfy the CFTC’s requirements for “bona fide hedging” transactions or positions. Similarly, the CFTC has issued a proposed rule on margin requirements for swap transactions, which proposes an exemption for commercial end-users, entering into uncleared swaps in order to hedge commercial risks affecting their business, from any requirement to post margin to secure such swap transactions.

In addition, the CFTC has issued a final rule authorizing an exception for commercial end-users using swaps to hedge their commercial risks from the otherwise applicable mandatory obligation under the Dodd-Frank Act to clear all swap transactions through a derivatives clearing organization and to trade all such swaps on an exchange.  The Dodd-Frank Act also imposes recordkeeping and reporting obligations on counterparties to swap transactions and other regulatory compliance obligations.  All of the above regulations could increase the costs to us of entering into financial derivative transactions to hedge or mitigate our exposure to commodity price volatility and other commercial risks affecting our business.

While it is not possible at this time to predict when the CFTC will issue final rules applicable to position limits or margin requirements, depending on our ability to satisfy the CFTC’s requirements for a commercial end-user using swaps to hedge or mitigate our commercial risks, these rules and regulations may require us to comply with position limits, margin requirements and with certain clearing and trade-execution requirements in connection with our financial derivative activities. The Dodd-Frank Act may also require our current counterparties to financial derivative transactions to spin off some of their derivatives activities to separate entities, which may not be as creditworthy as the current counterparties, and may cause some entities to cease their current business as hedge providers. These changes could reduce the liquidity of the financial derivatives markets thereby reducing the ability of commercial end-users to have access to financial derivatives to hedge or mitigate their exposure to commodity price volatility. The Dodd-Frank Act and any new regulations could significantly increase the cost of derivative contracts (including through requirements to post collateral which could adversely affect our available capital for other commercial operations purposes), materially alter the terms of future swaps relative to the terms of our existing bilaterally negotiated financial derivative contracts, and reduce the availability of derivatives to protect against commercial risks we encounter.

If we reduce our use of derivative contracts as a result of the new requirements, our results of operations may become more volatile and cash flows less predictable, which could adversely affect our ability to plan for and fund capital expenditures.  Finally, the legislation was intended, in part, to reduce the volatility of oil, natural gas and natural gas liquids prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil, natural gas and natural gas liquids.  Our revenues could therefore be adversely affected if a consequence of the legislation and regulations is to lower commodity prices.  Any of these consequences could have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

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

Our operations and financial results could be significantly impacted by unique conditions in the inland waters region of South Louisiana because we explore and produce in that area. As a result of this activity, we are vulnerable to the risks associated with operating in the inland waters region of South Louisiana, including those relating to:

•	adverse weather conditions and natural disasters;
•	availability of required performance bonds and insurance;
•	oil field service costs and availability;
•	compliance with environmental and other laws and regulations;
•	new safety requirements, new regulations, increased costs of services and rig mobilizations, slowed issuance of permits for new wells and additional insurance costs and requirements;
•	remediation and other costs resulting from oil spills or releases of hazardous materials; and
•	failure of equipment or facilities.

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

•

the Emergency Planning and Community Right to Know regulations under Title III of CERCLA and similar state statutes requiring that we organize and/or disclose information about hazardous materials used or produced in our operations; and

•	the Endangered Species Act which may restrict or prohibit operations that could harm protected species or that would occur in a protected area.

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

Water is an essential component of both the drilling and hydraulic fracturing processes.  Historically, we have been able to purchase water from local land owners and other sources for use in our operations. Some areas in which we have operations have experienced drought conditions, which could result in restrictions on water use.  If drought conditions were to occur, our ability to obtain water could be impacted and in turn, our ability to perform hydraulic fracturing operations could be restricted or made more costly.  If we are unable to obtain water to use in our operations from local sources, we may be unable to economically produce oil and natural gas, which could have an adverse effect on our financial condition, results of operations and cash flows.

Climate change legislation or regulations restricting emissions of greenhouse gases (“GHGs”) could result in increased operating costs and reduced demand for the oil and natural gas we produce.

In the absence of comprehensive federal legislation on GHG emission control, the EPA attempted to require the permitting of GHG emissions; although the Supreme Court struck down the permitting requirements, it upheld the EPA’s authority to control GHG emissions when a permit is required due to emissions of other pollutants.  The EPA has recently announced its intention to take measures to require or encourage reductions in methane emissions from oil and gas operations.  Those measures may include the development of NSPS regulations in 2016 for reducing methane from new and modified oil and gas production sources and natural gas processing and transmission sources.

EPA requires the reporting of GHG emissions from specified large GHG emission sources in the United States including from onshore and offshore oil and natural gas production, processing, transmission, storage and distribution facilities. Reporting of GHG emissions from such facilities is required on an annual basis, with reporting beginning in 2012 for emissions occurring in 2011.  Although both houses of Congress, in past sessions, have considered legislation to reduce emissions of GHGs, no comprehensive program has been enacted by Congress.  In the absence of a comprehensive federal program, many states, either individually or through multistate regional initiatives, are considering or have begun implementing legal measures to reduce emissions of GHGs. The adoption and implementation of any statutes, regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for the oil and natural gas that we produce.

Significant physical effects of climatic change have the potential to damage our facilities, disrupt our production activities and cause us to incur significant costs in preparing for or responding to those effects.

In an interpretive guidance on climate change disclosure, the SEC indicates that climate change could have an effect on the severity of weather (including hurricanes and floods), sea levels, the arability of farmland, and water availability and quality. If such effects were to occur, our development and production operations have the potential to be adversely affected. Potential adverse effects could include damages to our facilities from powerful winds or rising waters in low lying areas, disruption of our production activities because of climate related damages to our facilities and our costs of operation potentially arising from such climatic effects, less efficient or non-routine operating practices necessitated by climate effects, or increased costs for insurance coverage in the aftermath of such effects. Significant physical effects of climate change could also have an indirect effect on our financing and operations by disrupting the transportation or process-related services provided by midstream companies, service companies or suppliers with whom we have a business relationship. We may not be able to recover through insurance some or any of the damages, losses or costs that may result from potential physical effects of climate change.

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

The EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities, issued a progress report in December 2012, and expects to deliver the final results of the study in 2015.  The Bureau of Land Management has adopted final rules regulating hydraulic fracturing on public lands.  These rules include requirements on drillers to disclose the chemicals used in hydraulic fracturing operations and new requirements for well casing, groundwater protections, and wastewater storage.  We are currently evaluating the impact of these rules on our operations.  Additionally the EPA has announced an initiative under the Toxic Substances Control Act to develop regulations governing the disclosure and evaluation of hydraulic fracturing chemicals and is working on regulations for wastewater generated by hydraulic fracturing.

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

We have limited control over properties, especially our Eagleville field, which we do not operate or do not otherwise control operations. If we do not operate or otherwise control the properties in which we own an interest, we do not have control over normal operating procedures, expenditures or future development of the underlying properties. The failure of an operator of our wells to adequately perform operations, an operator’s financial difficulties, including as a result of the severe decline in oil and natural gas prices in 2014, or an operator’s breach of the applicable agreements could reduce our production and revenues. The success and timing of our drilling and development activities on properties operated by others, therefore, depends upon a number of factors outside of our control, including the operator’s timing and amount of capital expenditures, expertise and financial resources, inclusion of other participants in drilling wells and use of technology.

High Mesa, as our Class B limited partner, has the ability to take actions that conflict with the interests of other investors.

High Mesa, an affiliate of a private equity fund focused on energy and commodities, is the holder of our Class B limited partner interest. Under our partnership agreement, the Class B limited partner has certain significant rights, including, without limitation:

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

The definition of change of control in the indenture governing the senior notes includes a phrase relating to the direct or indirect sale, transfer, conveyance or other disposition of “all or substantially all” of our and our restricted subsidiaries’ assets, taken as a whole. Although there is a limited body of case law interpreting the phrase “substantially all”, there is no precise established definition of the phrase under applicable law. Accordingly, the ability of a holder of senior notes to require us to repurchase such senior notes as a result of a sale, transfer, conveyance or other disposition of “less than all of our and our restricted subsidiaries” assets taken as a whole to another person or group may be uncertain. Our limited partnership agreement permits High Mesa to cause our general partner to initiate a sale of our company to a third-party, which sale may be deemed to be a change of control. High Mesa may exercise this right at a time that we do not have sufficient capital or are otherwise prohibited from repurchasing the senior notes. In addition, our senior secured revolving credit facility contains, and any future credit agreement likely will contain, restrictions or prohibitions on our ability to repurchase the senior notes under certain circumstances. If these change of control events occur at a time when we are prohibited from repurchasing the senior notes, we may seek the consent of our lenders to purchase the senior notes or could attempt to refinance the borrowings that contain these prohibitions or restrictions. If we do not obtain our lenders’ consent or refinance these borrowings, we will not be able to repurchase the senior notes. Accordingly, the holders of the senior notes may not receive the change of control purchase price for their notes in the event of a sale or other change of control, which will give the trustee and the holders of the senior notes the right to declare an event of default and accelerate the repayment of the senior notes.

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

The marketability of our production will depend in part upon the availability and capacity of natural gas gathering systems, pipelines and other transportation facilities owned by third parties. Transportation space on the gathering systems and pipelines we utilize is occasionally limited or unavailable due to repairs or improvements to facilities or due to space being utilized by other companies that have priority transportation agreements.  Additionally, new fields may require the construction of gathering systems and other transportation facilities.  These facilities may require us to spend significant capital that would otherwise be spent on drilling.  Our access to transportation options can also be affected by U.S. federal and state regulation of oil and natural gas production and transportation, general economic conditions and changes in supply and demand.  Various proposals and proceedings that might affect the petroleum industry are pending before Congress, the Federal Energy Regulatory Commission, or FERC, various state legislatures, and the courts. The industry historically has been heavily regulated and we cannot provide assurance that the less stringent regulatory approach recently pursued by the FERC and Congress will continue nor can we predict what effect such proposals or proceedings may have on our operations.  The availability of markets is beyond our control. If market factors dramatically change, the impact on our revenues could be substantial and could adversely affect our ability to produce and market oil and natural gas.

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

In addition, our senior secured revolving credit facility requires us to maintain certain financial ratios and tests, such as leverage ratios. The requirement that we comply with these provisions may materially adversely affect our ability to react to changes in market conditions, take advantage of business opportunities we believe to be desirable, obtain future financing, fund needed capital expenditures or withstand a continuing or future downturn in our business.  As of December 31, 2014, we were in compliance with all of the financial covenants under our credit facility. Failure to maintain these covenants could preclude us from borrowing under our revolving credit facility and require us to immediately pay down any outstanding drawn amounts under the credit agreement, which could affect cash flows or restrict business.

Any significant reduction in our borrowing base under our revolving credit facility as a result of the periodic borrowing base redeterminations or otherwise may negatively impact our ability to fund our operations, and we may not have sufficient funds to repay borrowings under our revolving credit facility if required as a result of a borrowing base redetermination.

Availability under our revolving credit facility is currently subject to a borrowing base of $375 million. The borrowing base is subject to scheduled semiannual and other elective collateral borrowing base redeterminations based on the value of our oil and natural gas reserves as determined by the lenders under our credit facility, and other factors deemed relevant by our lenders. Recent declines in prices for oil and natural gas may cause our banks to reduce the borrowing base under our revolving credit facility.  As of December 31, 2014, we had outstanding borrowings of $319.5 million. We intend to continue borrowing under our revolving credit facility in the future as needed. Any significant reduction in our borrowing base as a result of such borrowing base redeterminations or otherwise may negatively impact our liquidity and our ability to fund our operations and, as a result, may have a material adverse effect on our financial position, results of operation and cash flow. Further if, the outstanding borrowings under our revolving credit facility were to exceed the borrowing base as a result of any such redetermination, we would be required to repay the excess. We may not have sufficient funds to make such repayments. If we do not have sufficient funds and we are otherwise unable to negotiate renewals of our borrowings or arrange new financing, we may have to sell significant assets. Any such sale could have a material adverse effect on our business and financial results.

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

There are inherent limitations in all control systems, and misstatements due to error or fraud that could seriously harm our business may occur and not be detected.

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our internal controls and disclosure controls will prevent all possible error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, an evaluation of controls can only provide reasonable assurance that all material control issues and instances of fraud, if any, in our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Further, controls can be circumvented by the individual acts of some persons or by collusion of two or more persons. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. A failure of our controls and procedures to detect error or fraud could seriously harm our business and results of operations.

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

On February 13, 2015, the case was dismissed by the U.S. District Judge.  As of December 31, we have not provided any amount for this matter in our consolidated financial statements.

Environmental claims:  Various landowners have sued our wholly owned subsidiary The Meridian Resource Corporation and its subsidiaries (“Meridian”), which we acquired in 2010, in lawsuits concerning several fields in which Meridian has historically had operations. The lawsuits seek injunctive relief and other relief, including unspecified amounts in both actual and punitive damages for alleged breaches of mineral leases and alleged failure to restore the plaintiffs’ lands from alleged contamination and otherwise from Meridian’s oil and natural gas operations. We are unable to express an opinion with respect to the likelihood of an unfavorable outcome of the various environmental claims or to estimate the amount or range of potential loss should the outcome be unfavorable. Therefore, we have not provided any amount for these claims in our financial statements at December 31, 2014.

Due to the nature of our business, some contamination of the real estate property owned or leased by us is possible. Environmental site assessments of the property would be necessary to adequately determine remediation costs, if any. Management has established a liability for soil contamination in Florida of $1.1 million at December 31, 2014 and 2013, based on our undiscounted engineering estimates.  The obligations are included in other long-term liabilities in the accompanying consolidated balance sheets.  No accrual for environmental claims has been made other than the balance noted above.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

No class of our limited partnership interests has been registered under the Exchange Act, and there is no established public trading market for our equity.

As of March 26, 2015,  four holders of our limited partnership interests held 100% of such interests.

Distributions to our partners are determined by the terms of our partnership agreement.  See also, “Risk Factors — High Mesa, as our Class B limited partner, has the ability to take actions that conflict with the interests of other investors.” We are also currently restricted in our ability to pay dividends under our senior secured revolving credit facility. Historically, limited distributions have been made with the approval of our Board of Directors.

Item 6. Selected Financial Data

The following table presents our selected financial data for the periods indicated. The data have been derived from our audited consolidated financial statements for such periods. For further information that will help you better understand the summary data, you should read this financial data in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes and other financial information included elsewhere in this report.  The following information is not necessarily indicative of our future results.

	December 31,
	2014	2013	2012	2011	2010

	(dollars in thousands)
Statement of Operations Data:
Revenues:
Oil, natural gas, and natural gas liquids	$431,125	$374,450	$294,981	$302,460	$185,555
Other revenue	1,003	1,207	4,567	2,127	1,475
	432,128	375,657	299,548	304,587	187,030
Gain (loss) on sale of assets	87,520	(2,715)	—	—	1,766
Gain (loss) - oil and natural gas derivative contracts	96,559	(17,150)	19,751	49,620	33,070
Total revenues	616,207	355,792	319,299	354,207	221,866
Expenses:
Lease and plant operating expense	73,820	70,450	69,047	62,637	41,905
Production and ad valorem taxes	28,214	26,369	23,485	19,357	11,141
Workover expense	8,961	13,679	12,740	11,777	7,409
Exploration expense	61,912	33,065	21,912	15,785	31,037
Depreciation, depletion, and amortization	141,804	118,558	109,252	94,251	59,090
Impairment expense	74,927	143,166	96,227	18,735	8,399
Accretion expense	2,198	2,133	1,813	1,812	1,370
General and administrative expense	69,198	47,023	40,222	33,087	20,135
Total operating expenses	461,034	454,443	374,698	257,441	180,486
Income (loss) from operations	155,173	(98,651)	(55,399)	96,766	41,380
Other income (expense):
Interest expense, net	(55,797)	(55,064)	(41,833)	(32,644)	(27,149)
Litigation settlement	—	—	1,250	—	—
Gain on contract settlement	—	—	—	1,285	—
Total other income (expense)	(55,797)	(55,064)	(40,583)	(31,359)	(27,149)
(Provision) benefit for state income taxes	(176)	—	107	(228)	(2)
Net income (loss)	$99,200	$(153,715)	$(95,875)	$65,179	$14,229
Statement of Cash Flow Data:
Capital expenditures	$366,090	$311,438	$224,719	$193,770	$110,083
Net cash flow provided by operating activities	150,884	172,519	147,193	150,655	61,185
Net cash (used in) investing activities	(155,721)	(336,147)	(255,065)	(266,133)	(208,412)
Net cash (used in) provided by financing activities	(351)	164,379	111,028	113,272	147,789
Balance Sheet Data (at period end):
Cash and cash equivalents	$1,349	$6,537	$5,786	$2,630	$4,836
Property and equipment, net	697,681	700,870	655,497	589,167	456,264
Total assets	917,591	793,491	782,432	720,083	558,239
Total debt, including Founder Notes	792,148	790,199	623,981	507,947	390,985
Total partners' capital (deficit)	(61,446)	(160,107)	(6,368)	89,672	24,658

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

Overview

We have been engaged in the onshore oil and natural gas acquisition, exploitation, exploration and production in the United States since 1987.  Currently, we are focusing our drilling efforts in our core properties in Sooner Trend area of the Anadarko Basin in Oklahoma, in our Weeks Island Complex area in South Louisiana, and in our Eagleville field in the Eagle Ford Shale play in South Texas.  We maintain operational control of the majority of our properties, either through directly operating them, or through operating arrangements with minority interest holders.  Our operations also include other oil and natural gas interests in Texas and Louisiana.

The amount of revenue we generate from our operations will fluctuate based on, among other things:

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

Outlook

The relatively low level of natural gas prices prompted our shift in emphasis to oil and liquids over the past several years.  Accordingly, the success of our business is significantly affected by the price of oil due to our current focus on development of oil reserves and exploration for oil.  Oil prices are subject to significant changes.  Beginning in the third quarter of 2014, the price for oil began a dramatic decline, and current prices for oil are significantly less than they have been over the last several years.  Factors affecting the price of oil include worldwide economic conditions, including the European credit crisis, geopolitical activities, including developments in the Middle East, Ukraine, and South America, worldwide supply disruptions, weather conditions, actions taken by the Organization of Petroleum Exporting Countries and the value of the U.S. dollar in international currency markets.  Sustained low oil and natural gas prices could have a material adverse effect on our financial condition, the carrying value of our oil and natural gas properties, our proved reserves and the amount of our borrowing base under our credit facility.

Oil prices for next month futures contracts for West Texas Intermediate traded on the NYMEX (“NYMEX WTI”) averaged approximately $97 per Bbl in 2013 and $93 per Bbl in 2014.  NYMEX WTI futures reached a high average price of $105 per BbL in June 2014 and closed at an average price of $59 per BbL in December 2014.

Natural gas prices are also subject to significant changes.  Declining prices in the last several years reached a low point in May 2012 when NYMEX Henry Hub futures contract closed at $2.04 per MMbtu.  Since then, prices have generally increased, averaging approximately $3.65 per MMbtu in 2013 and $4.42 per MMbtu in 2014.  NYMEX Henry Hub futures reached a high price of $5.56 per MMbtu in February 2014 and closed at a price of $4.28 per MMbtu in December 2014.

Depressed oil and natural gas prices have impacted our earnings by necessitating impairment write-downs in some of our natural gas properties, either directly by decreasing the market values of the properties, or indirectly, by lowering rates of return on oil and natural gas development projects and increasing the chance of impairment write-downs.  We recorded non-cash impairment expenses of $74.9 million and $143.2 million during the years ended December 31, 2014 and 2013, respectively.  The 2014 write-downs were primarily due to downward revisions in proved reserves in some fields and decreased prices for oil, natural gas and natural gas liquids.

Our impairments were primarily related to our non-core fields.  For further information, see “Results of Operations: Year Ended December 31, 2014 v. Year Ended December 31, 2013:  Impairment Expense.”

Sustained low oil or natural gas prices may require us to further write down the value of our oil and natural gas properties and/or revise our development plans, which may cause certain of our undeveloped well locations to no longer be deemed proved.  As a result of the depressed commodity prices and in order to preserve our liquidity, we have reduced our budgeted capital expenditures for 2015. This could cause a reduction in the borrowing base under our credit facility. Low prices may also reduce our cash available for distribution, acquisitions and for servicing our indebtedness.

Our derivative contracts are reported at fair value on our consolidated balance sheets and are highly sensitive to changes in the price of oil and natural gas. Changes in these derivative assets and liabilities are reported in our consolidated statement of operations as gain / loss from derivative contracts which include both the non-cash increase or decrease in the fair value of derivative contracts, as well as the effect of cash settlements of derivative contracts during the period. In 2014, we recognized a net gain on our derivative contracts of $96.6 million, which includes $9.5 million in cash settlements received for derivative contracts. The objective of our hedging program is that, over time, the combination of settlement gains and losses from derivative contracts with ordinary oil and natural gas revenues will produce relative revenue stability. However, in the short term, both settlements and fair value changes in our derivative contracts can significantly impact our results of operations, and we expect these gains and losses to continue to reflect changes in oil and natural gas prices.

We have hedged approximately 78% of our forecasted production of proved developed producing reserves through 2018 at weighted average annual floor prices ranging from $4.19 per MMbtu to $4.50 per MMbtu for natural gas and $80.00 per Bbl to $89.16 per Bbl for oil.  If oil and/or natural gas prices continue to decline for an extended period of time, we may be unable to replace expiring hedge contracts or enter new contracts for additional oil and natural gas production at favorable prices.

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

Recent Developments and Acquisition and Divestiture Activity

On March 25, 2014, our Class B partner, High Mesa completed a $350 million recapitalization with an investment from Highbridge.  Proceeds from the investment were used in part to purchase the investment of Denham Capital Management, L.P. in High Mesa.  Highbridge received convertible paid in kind (“PIK”) preferred stock in High Mesa and senior PIK notes from High Mesa.  We expanded our Board of Directors to include one member nominated by Highbridge and one new management member, our Chief Financial Officer, Michael A. McCabe.  High Mesa remains our sole Class B partner.

On March 25, 2014, we sold a portion of our proved oil reserves, approximately 7.5 MMBOE, in our Eagleville field in South Texas.  The initial cash purchase price was $173 million, subsequently adjusted to approximately $171 million for settlement adjustments through December 31, 2014.  Proceeds were used to reduce the outstanding borrowings under our revolving credit facility.  The sale was structured to provide us with continuing net revenues based on 50% of our original working interest in 2014, declining to 30% in 2015, 15% in 2016, and zero in 2017, and we will continue to develop additional Eagleville wells at 70% of our original working interest.  Total reserves we retained are estimated as 7.7 MMBOE, of which 67% is considered proved undeveloped based on classifications from our reserve report as of December 31, 2014.  This partial sale of our Eagleville assets provided us cash for investment in new areas without relinquishing our position in the Eagle Ford Shale.

On August 7, 2014, we sold our interests in the Anne Parsons field for a cash payment of $9.2 million, subsequently adjusted to $8.6 million for customary settlement adjustments through December 31, 2014.  As of the date of sale, estimated proved reserves associated with these properties were 4.8 BCFE.  This East Texas field produced primarily natural gas and natural gas liquids.

On September 19, 2014, we sold our remaining interests in the Hilltop field for a cash payment of $41.6 million, which was subsequently adjusted to $38.9 million for customary settlement adjustments through December 31, 2014.  As of the date of sale, estimated proved reserves associated with these properties were 29.8 BCFE.  This East Texas field produced primarily dry gas.

On December 10, 2014 we announced that a subsidiary, Alta Mesa Eagle, LLC, had entered into an agreement to sell certain oil and gas producing properties in the Eagle Ford Shale area to ReOil Eagle I, LLC for a total potential price of $210 million, subject to customary purchase price adjustments. On January 29, 2015, we announced the termination of the Purchase and Sale Agreement due to ReOil's failure to deposit initial negotiated funds into an escrow account and for non-fulfillment of certain other obligations in the agreement.

On December 31, 2014, we sold our interests in a partially constructed pipeline and gas processing plant at cost to NWGP, an affiliate of High Mesa for an aggregate of $34.0 million, which was comprised of $25.5 million in cash and $8.5 million in promissory note.  Immediately after the consummation of the transaction, the $8.5 million promissory note was transferred from NWGP to HMS, a subsidiary of the Parent company High Mesa.  We did not recognize any gain or loss on the sale as the midstream assets were sold at cost.  This transaction also relieved us from the capital expenditures that would have been required to complete the construction of the pipeline.  The transaction was funded on January 2, 2015.

Results of Operations: Year Ended December 31, 2014 v. Year Ended December 31, 2013

	Year Ended December 31,		Increase
	2014	2013	(Decrease)	% Change

	(dollars in thousands, except average sales prices and
	unit costs)
Summary Operating Information:
Net Production:
Oil (MBbls)	3,770	2,897	873	30%
Natural gas (MMcf)	14,449	16,664	(2,215)	(13)%
Natural gas liquids (MBbls)	537	398	139	35%
Total oil equivalent (MBOE)	6,715	6,072	643	11%
Average daily oil production (MBOE per day)	18.4	16.6	1.8	11%
Average Sales Price:
Oil (per Bbl) including settlements of derivative contracts	$93.38	$100.67	$(7.29)	(7)%
Oil (per Bbl) excluding settlements of derivative contracts	92.27	102.81	(10.54)	(10)%
Natural gas (per Mcf) including settlements of derivative contracts	4.87	5.14	(0.27)	(5)%
Natural gas (per Mcf) excluding settlements of derivative contracts	4.50	3.68	0.82	22%
Natural gas liquids (per Bbl) (1)	34.04	38.37	(4.33)	(11)%
Combined (per BOE) including settlement of derivative contracts	65.62	64.66	0.96	1%
Hedging Activities:
Settlements of derivatives received (paid), oil	$4,187	$(6,193)	$10,380	168%
Settlements of derivatives received, natural gas	5,306	24,370	(19,064)	(78)%
Summary Financial Information
Revenues
Oil	$347,842	$297,836	$50,006	17%
Natural gas	65,002	61,350	3,652	6%
Natural gas liquids	18,281	15,264	3,017	20%
Other revenues	1,003	1,207	(204)	(17)%
Gain (loss) on sale of assets	87,520	(2,715)	90,235	3324%
Gain (loss) — oil and natural gas derivative contracts	96,559	(17,150)	113,709	663%
	616,207	355,792	260,415	73%
Expenses
Lease and plant operating expense	73,820	70,450	3,370	5%
Production and ad valorem taxes	28,214	26,369	1,845	7%
Workover expense	8,961	13,679	(4,718)	(34)%
Exploration expense	61,912	33,065	28,847	87%
Depreciation, depletion, and amortization expense	141,804	118,558	23,246	20%
Impairment expense	74,927	143,166	(68,239)	(48)%
Accretion expense	2,198	2,133	65	3%
General and administrative expense	69,198	47,023	22,175	47%
Interest expense, net	55,797	55,064	733	1%
Litigation settlement	—	—	—	NA
Provision (benefit) for state income taxes	176	—	176	NA
Net income (loss)	$99,200	$(153,715)	$252,915	165%
Average Unit Costs per BOE:
Lease and plant operating expense	$10.99	$11.60	$(0.61)	(5)%
Production and ad valorem tax expense	4.20	4.34	(0.14)	(3)%
Workover expense	1.33	2.25	(0.92)	(41)%
Exploration expense	9.22	5.45	3.77	69%
Depreciation, depletion and amortization expense	21.12	19.53	1.59	8%
General and administrative expense	10.30	7.74	2.56	33%
(1)	We do not utilize hedging for natural gas liquids.

Revenues

Oil revenues for the year ended December 31, 2014 increased $50.0 million, or 17%, to $347.8 million from $297.8 million for 2013. The increase in revenue was attributable to increased production volumes partially offset by lower average prices. Approximately $89.8 million of the increase in oil revenues for 2014 was due to an increase in production of 873 MBbls, or 30% over the same period for 2013. This increase is primarily due to new production from our Sooner Trend field, which increased 766 MBbls, from 306 MBbls in 2013 to 1,072 MBbls in 2014, and to our Weeks Island field, which increased production by 441 MBbls, from 1,053 MBbls in 2013 to 1,494 MBbls in 2014.  The average price of oil exclusive of settlements of derivative contracts decreased 10% in 2014; the overall price including settlements of derivative contracts decreased 7% from $100.67 per Bbl in 2013 to $93.38 per Bbl in 2014 resulting in a decrease in oil revenues of approximately $39.8 million.

For the years ended December 31, 2014, 2013 and 2012, we revised our reporting for oil, gas and natural gas liquids revenues.  Formerly, we reported all revenues “net” of realized gains and losses on related hedging activities, while we reported unrealized gains and losses on a separate revenue line item on the consolidated statements of operations. We are now reporting oil, gas and natural gas liquids revenues at “gross,” which does not include the effects of related hedging activities. Realized and unrealized gains and losses on related hedging activities are now recorded together on a separate revenue line item on the consolidated statements of operations. This change had no effect on our income (loss) from operations or net income (loss) for the periods stated.

Natural gas revenues for the year ended December 31, 2014 increased $3.7 million, or 6%, to $65.0 million from $61.3 million for 2013. The increase in natural gas revenue was attributable to higher average prices during 2014 partially offset by decreased production volumes.  The average price of natural gas exclusive of settlements of derivative contracts increased 22% in 2014 resulting in an increase in natural gas revenues of approximately $11.8 million.  The overall price including settlements of derivative contracts, decreased 5% from $5.14 per Mcf in 2013 to $4.87 per Mcf in 2014.  This was partially offset by approximately $8.1 million due to a decrease in production of 2.2 Bcf, or 13%. The decline is due to an emphasis on liquids-rich assets in our capital spending. Hilltop field, our largest natural gas field in 2013, produced 2.8 Bcf in 2014, compared to 5.8 Bcf in 2013.  We curtailed capital expenditures in the field in both 2013 and 2014, leading to production declines unmitigated by new production.   In addition, we sold a substantial portion of our working interest in the field, comprising proved reserves of approximately 11.2 BCFE, in October 2013, and the remaining working interests in the field in the third quarter of 2014.

Natural gas liquids revenues increased during 2014 to $18.3 million from $15.3 million for 2013. A 35% increase in volumes from 398 MBbls in 2013 to 537 MBbls in 2014 was partially offset by a decrease in our average price of 11%, from $38.37 per Bbl in 2013 to $34.04 per Bbl in 2014. The increase in volume is due primarily to an increase in production in the Sooner Trend field during 2014 of 192 MBbls.  The decline in prices is due to increased supply of natural gas liquids as a result of increased liquids-targeted drilling.

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

Other revenues were $1.0 million during 2014 as compared to $1.2 million during 2013. The decrease is partially the result of a decrease in rental income from our drilling rig, which we sold during the third quarter of 2013.

Gain (loss) on sale of assets was a gain of $87.5 million in 2014 as compared to a loss of $2.7 million in 2013.  The divestiture of a portion of our oil and gas properties in Eagleville Field and the divestiture of the remainder of our Hilltop Field properties during 2014 resulted in a gain of $72.5 million and 15.9 million, respectively.  The loss on sale of assets of $2.7 million in 2013 was primarily related to the sale of a single well in South Texas and to the sale of our drilling rig.

Gain (loss) - oil and natural gas derivative contracts was a gain of $96.6 million for 2014 as compared to a loss of $17.2 million for 2013. The significant fluctuation from period to period is due to the volatility of oil and natural gas prices, changes in our outstanding hedging contracts during these periods, and revisions to our presentation of oil, gas and natural gas liquids revenues for 2014 and 2013.

Expenses

Lease and plant operating expense increased $3.4 million to $73.8 million in 2014 as compared to $70.4 million in 2013. On a per unit basis, lease and plant operating expense decreased 5% from $11.60 to $10.99 per BOE for 2013 and 2014, respectively. In general, lease operating expenses are higher for liquids-rich properties. Oil as a percentage of production on an equivalent basis increased from 48% in 2013 to 56% in 2014. Natural gas as a percentage of equivalent production during the same periods decreased from 46% to 36%. Components of the expense that reflected increases included chemical and fuel usage, salt water disposal, compression and marketing and gathering, totaling $ 5.8 million.  The increase was partially offset by a decrease in repairs, maintenance and field services of $2.9 million.

Production and ad valorem taxes increased $1.8 million to $28.2 million, or 7%, for 2014, as compared to $26.4 million for 2013.  Production taxes increased $ 1.9 million.  Ad valorem taxes decreased $ 0.1 million. On a per unit basis, the production and ad valorem taxes decreased 3% from $4.34 to $4.20 per BOE for 2013 and 2014, respectively.

Workover expense decreased $4.7 million to $9.0 million from $13.7 million for 2014 and 2013, respectively. This expense varies depending on activities in the field and is attributable to many different properties.

Exploration expense includes the costs of our geology department, costs of geological and geophysical data, delay rentals, expired leases, and dry holes. Exploration expense increased $28.8 million to $61.9 million for 2014 from $33.1 million for 2013. The majority of the 2014 activity was due to $30.3 million in dry hole costs, primarily related to dry holes in New Mexico, South Louisiana, and South Texas; and $23.2 million in G&G seismic costs, primarily in Sooner Trend and South Louisiana; and delay rentals and expired lease expense of $6.1 million. As of December 31, 2014, our property, plant, and equipment balance includes $13.3 million in exploratory well costs which are deferred, pending determination of proved reserves.  Such costs will be charged to exploration expense if the wells are ultimately classified as dry holes.  Alternatively, some costs may be charged to impairment expense if the fair value of proved reserves discovered is less than the capitalized cost.

Depreciation, depletion and amortization increased $23.2 million to $141.8 million for 2014 as compared to an expense of $118.6 million for 2013. On a per unit basis, this expense increased 8% from $19.53 to $21.12 per BOE for 2013 and 2014, respectively. The rate is a function of capitalized costs of proved properties, proved reserves and production by field.

Impairment expense decreased $68.3 million to $74.9 million in 2014 from $143.2 million in 2013. This expense varies with the results of exploratory and development drilling, as well as with well performance and price declines which may render some projects uneconomic, resulting in impairment. See “Critical Accounting Policies and Estimates — Impairment” below for more details related to impairment. The decreasing trend in natural gas prices resulted in a significant impairment in 2014, primarily due to extremely low prices for natural gas.  The impairments in 2014 were primarily due to write-downs of both prospect costs and developed fields.  Prospects impaired included three projects in West Virginia  and South Louisiana, for which impairment totaled approximately $0.7 million. Several developed fields were impaired due to downward revisions in reserves based on both performance and on development drilling results that were below expectations.  The most significant of these were in South Louisiana $31.6 million, East Texas $28.6 million and South Texas $9.6 million.

Accretion expense is related to our obligation for retirement of oil and natural gas wells and facilities. We record these liabilities when we place the assets in service, using discounted present values of the estimated future obligation. We then record accretion of the liabilities as they approach maturity. Accretion expense was $2.2 million and $2.1 million in 2014 and 2013, respectively.

General and administrative expense increased $22.2 million to $69.2 million in 2014 from $47.0 million in 2013. The increase is primarily due to non-recurring capital restructuring expenditures of $13.9 million, increases in salary and benefits totaling $7.1 million primarily due to increased headcount, performance bonus and deferred compensation expense, and settlement expense of $3.4 million.  These increases were partially offset by a decrease in other corporate expenditures of $2.3 million. On a per unit basis, general and administrative expenses increased 33% from $7.74 to $10.30 per BOE for 2013 and 2014, respectively.

Interest expense, net increased $0.7 million to $55.8 million in 2014 from $55.1 million in 2013. This increase is primarily due to higher interest of $0.7 million on our credit facility during 2014 as compared to 2013 due to higher outstanding balances.

Results of Operations: Year Ended December 31, 2013 v. Year Ended December 31, 2012

	Year Ended December 31,		Increase
	2013	2012	(Decrease)	% Change

	(dollars in thousands, except average sales prices and
	unit costs)
Summary Operating Information:
Net Production:
Oil (MBbls)	2,897	2,138	759	36%
Natural gas (MMcf)	16,664	21,372	(4,708)	(22)%
Natural gas liquids (MBbls)	398	365	33	9%
Total oil equivalent (MBOE)	6,072	6,065	7	0%
Average daily oil production (MBOE per day)	16.6	16.6	—	0%
Average Sales Price:
Oil (per Bbl) including settlements of derivative contracts	$100.67	$103.18	$(2.51)	(2)%
Oil (per Bbl) excluding settlements of derivative contracts	102.81	103.72	(0.91)	(1)%
Natural gas (per Mcf) including settlements of derivative contracts	5.14	4.49	0.65	14%
Natural gas (per Mcf) excluding settlements of derivative contracts	3.68	2.69	0.99	37%
Natural gas liquids (per Bbl) (1)	38.37	42.75	(4.38)	(10)%
Combined (per BOE) including settlement of derivative contracts	64.66	54.76	9.90	18%
Hedging Activities:
Settlements of derivatives (paid), oil	$(6,193)	$(1,162)	$(5,031)	(433)%
Settlements of derivatives received, natural gas	24,370	38,347	(13,977)	(36)%
Summary Financial Information
Revenues
Oil	$297,836	$221,800	$76,036	34%
Natural gas	61,350	57,575	3,775	7%
Natural gas liquids	15,264	15,606	(342)	(2)%
Other revenues	1,207	4,567	(3,360)	(74)%
Gain (loss) on sale of assets	(2,715)	—	(2,715)	NA
Gain (loss) — oil and natural gas derivative contracts	(17,150)	19,751	(36,901)	(187)%
	355,792	319,299	36,493	11%
Expenses
Lease and plant operating expense	70,450	69,047	1,403	2%
Production and ad valorem taxes	26,369	23,485	2,884	12%
Workover expense	13,679	12,740	939	7%
Exploration expense	33,065	21,912	11,153	51%
Depreciation, depletion, and amortization expense	118,558	109,252	9,306	9%
Impairment expense	143,166	96,227	46,939	49%
Accretion expense	2,133	1,813	320	18%
General and administrative expense	47,023	40,222	6,801	17%
Interest expense, net	55,064	41,833	13,231	32%
Litigation settlement	—	(1,250)	1,250	NA
(Gain) on contract settlement	—	—	—	NA
Provision (benefit) for state income taxes	—	(107)	107	NA
Net income (loss)	$(153,715)	$(95,875)	$57,840	60%
Average Unit Costs per BOE:
Lease and plant operating expense	$11.60	$11.38	$0.22	2%
Production and ad valorem tax expense	4.34	3.87	0.47	12%
Workover expense	2.25	2.10	0.15	7%
Exploration expense	5.45	3.61	1.84	51%
Depreciation, depletion and amortization expense	19.53	18.01	1.52	8%
General and administrative expense	7.74	6.63	1.11	17%

(1)	We do not utilize hedging for natural gas liquids.

Revenues

Oil revenues for the year ended December 31, 2013 increased $76.0 million, or 34%, to $297.8 million from $221.8 million for 2012. The increase in revenue was attributable to increased production volumes partially offset by a slightly lower average price. Approximately $78.7 million of the increase in oil revenues in 2013 was due to an increase in production of 759 MBbls, or 36% over the same period in 2012. This increase is primarily due to new production from our Eagleville field, which increased 354 MBbls, from 652 MBbls in 2012 to 1,006 MBbls in 2013, and our Weeks Island field, which increased production by 312 MBbls, from 741 MBbls in 2012 to 1,053 MBbls in 2013. Our Sooner Trend field in Oklahoma also increased production by 120 MBbls, from 186 MBbls in 2012 to 306 MBbls in 2013. The average price of oil exclusive of settlements of derivative contracts decreased 1% resulting in a decrease in oil revenues of approximately $2.7 million.  The overall price including settlements of derivative contracts decreased 2% from $103.18 per Bbl in 2012 to $100.67 per Bbl in 2013.

Natural gas revenues for the year ended December 31, 2013 increased $3.8 million, or 7%, to $61.4 million from $57.6 million for 2012. The increase in natural gas revenue was attributable to higher average prices partially offset by decreased production volumes during 2013. The average price of natural gas exclusive of settlements of derivative contracts increased 37% in 2013 from $2.69 per Mcf in 2012 to $3.68 per Mcf in 2013 resulting in an increase in natural gas revenues of approximately $16.5 million.  The overall price including settlements from derivative contracts increased 14% from $4.49 per Mcf in 2012 to $5.14 per Mcf in 2013.  This increase was partially offset by a decrease in production of 4.7 Bcf resulting in decreased natural gas revenues of $12.7 million.  This decline is primarily due to an emphasis on liquids-rich assets in our capital spending. Hilltop field, our largest natural gas field in 2013, produced 5.8 Bcf in 2013, compared to 10.0 Bcf in 2012.  We curtailed capital expenditures in the field in both 2012 and 2013, leading to production declines unmitigated by new production.   In addition, we sold a substantial portion of our working interest in the field, comprising approximately 11.2 BCFE, in October 2013.

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

Gain (loss) - oil and natural gas derivative contracts was a loss of $17.2 million for 2013 as compared to a loss of $19.8 million for 2012. The significant fluctuation from period to period is due to the volatility of oil and natural gas prices, changes in our outstanding hedging contracts during these periods, and revisions to our presentation of oil, gas and natural gas liquids revenues for 2014 and 2013.

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

Exploration expense includes the costs of our geology department, costs of geological and geophysical data, delay rentals, expired leases, and dry holes. Exploration expense increased $11.2 million to $33.1 million for 2013 from $21.9 million for 2012. The majority of the increase was due to an increase of $6.8 million in dry hole costs, primarily related to a well in South Louisiana during the third quarter of 2013, and to an increase in delay rentals and expired lease expense of $4.5 million. As of December 31, 2013, our property, plant, and equipment balance includes $18.4 million in exploratory well costs which are deferred, pending determination of proved reserves.  Such costs will be charged to exploration expense if the wells are ultimately classified as dry holes.  Alternatively, some costs may be charged to impairment expense if the fair value of proved reserves discovered is less than the capitalized cost.

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

Our 2014 capital budget was primarily focused on the development of existing core areas through exploitation and development. Currently, we plan to spend a total of approximately $148 million during 2015 for exploration and development, of which approximately 80% is allocated to our properties in Sooner Trend, Weeks Island Complex and Eagle Ford Shale.  We reduced our anticipated capital expenditures for 2015 in response to the significant decline in oil prices in 2014 and in order to preserve our liquidity.  Our future drilling plans, plans of our drilling operators and capital budgets are subject to change based upon various factors, some of which are beyond our control, including drilling results, oil and natural gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, actions of our operators, gathering system and pipeline transportation constraints and regulatory approvals. Because a large percentage of our acreage is held by production, we have the ability to materially decrease our drilling and recompletion budget in response to market conditions with decreased risk of losing significant acreage.

We expect to fund our 2015 capital budget predominantly with cash flows from operations, supplemented by borrowings under our credit facility.  If necessary, we may also access capital through proceeds from potential asset dispositions and the future issuances of debt and/or equity securities, subject to the distribution of proceeds therefrom as set forth in our partnership agreement. We strive to maintain financial flexibility and may access capital markets as necessary to maintain substantial borrowing capacity under our senior secured revolving credit facility, facilitate drilling on our large undeveloped acreage position and permit us to selectively expand our acreage position. In the event our cash flows are materially less than anticipated and other sources of capital we historically have utilized are not available on acceptable terms, we may curtail our capital spending.

Senior Notes

We have $450 million in outstanding registered senior notes due October 15, 2018 that carry a stated interest rate of 9.625% and an effective interest rate of 9.7825%.  Interest is payable semi-annually each April 15th and October 15th.  The senior notes are unsecured and are general obligations of the Company, and effectively rank junior to any of our existing or future secured indebtedness, which includes the credit facility. The senior notes are unconditionally guaranteed on a senior unsecured basis by each of our material subsidiaries.

The senior notes contain an optional redemption provision available beginning October 15, 2015 allowing us to retire the principal outstanding, in whole or in part, at 102.406%.  Additional optional redemption provisions allow for retirement at 100.0% beginning on October 15, 2016.

Credit Facility

We have a senior secured revolving credit facility (“credit facility”) with Wells Fargo Bank, N.A. as the administrative agent, which matures May 23, 2016. As of December 31, 2014, the credit facility was subject to a $375 million borrowing base limit, and we had $319.5 million outstanding under the credit facility. Our restricted subsidiaries are guarantors of the credit facility.

The borrowing base is redetermined each May 1 and November 1. During the first quarter of 2014, the borrowing base was reduced from $385 million to $285 million as a result of the sale of a portion of our Eagleville properties, and the cash proceeds from the sale were used to pay down the outstanding balance under the credit facility.  The borrowing base was increased to $350 million as of August 5, 2014 and again on November 1, 2014 to $375 million.  As of March 26, 2015, outstanding borrowing under the credit facility was $310.5 million, letters of credit totaling $0.9 million were outstanding, and the available unused portion of the borrowing base was $63.6 million.  If oil and natural gas prices remain at current levels, we anticipate that the borrowing base under our senior secured revolving credit facility may be reduced.

Our credit facility provides for two alternative interest rate bases and margins. Eurodollar loans accrue interest generally at the one-month London Interbank Offered Rate plus a margin ranging from 2.00% to 2.75%, depending on the utilization of our borrowing base. “Reference rate” loans accrue interest at the prime rate of Wells Fargo Bank, N.A., plus a margin ranging from 1.00% to 1.75%, depending on the utilization of our borrowing base. The average rate on all loans outstanding as of December 31, 2014 under the credit facility was 2.89%, which was based on the Eurodollar option.

The credit facility and the indenture governing the senior notes and additional senior notes include covenants requiring us to maintain certain financial covenants including a current ratio, leverage ratio, and interest coverage ratio. At December 31, 2014, we were in compliance with the covenants. The terms of the credit facility also restrict our ability to make distributions and investments.

Cash Flows Provided by Operating Activities

Operating activities provided cash of $184.9 million in 2014, as compared to $172.5 million in 2013. The $12.4 million increase in operating cash flows was attributable to various factors. Cash-based items of net income, including revenues (exclusive of unrealized commodity gains or losses), operating expenses and taxes, general and administrative expenses, and the cash portion of our interest expense, resulted in a net increase of approximately $11.4 million in earnings and a positive impact on cash flow. The changes in our working capital accounts provided $2.2 million as compared to having provided $1.2 million in cash in 2013.

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

Cash Flows Used in Investing Activities

Investing activities used cash of $155.7 million for the year ended December 31, 2014 as compared to cash used in investing of $336.1 million for the year ended December 31, 2013. The decrease in cash used in investing activities was primarily related to proceeds from sale of assets partially offset by increased expenditures for drilling and development.  In 2014, the sale of a portion of our interest in our Eagleville field provided net proceeds of approximately $168.0 million; the sale of our remaining interests in the Hilltop field provided net proceeds of approximately $41.6 million; and the sale of our interest in the Anne Parsons field in East Texas provided proceeds of approximately $8.6 million.  In the third quarter of 2014, we placed the net proceeds from our sale of Hilltop field into a restricted cash account with a qualified intermediary available for use in a like-kind exchange under Section 1031 of the U.S. Internal Revenue Code.  As of December 31, 2014, the investment of funds in this restricted cash account, net of expenditures for qualifying property during the period, resulted in a use of cash of $24.6 million.  There is no comparable investment in restricted cash in 2013.

Investing activities used cash of $336.1 million for the year ended December 31, 2013 as compared to cash used in investing of $255.1 million for the year ended December 31, 2012. The increase in cash used in investing activities was primarily related to increased expenditures for drilling and development.  Significant acquisitions expenditures in 2013 included $42.2 million for additional interest in our Weeks Island field from our former working interest partner, Stone Energy Offshore, L.L.C., with additional expenditures for several smaller properties for a total of $51.4 million.  Acquisitions in 2012 totaling $30.3 million were for various smaller packages of producing properties.

Cash Flows Provided by Financing Activities

Financing activities used cash of $0.4 million during 2014 as compared to cash provided by financing of $164.4 million during 2013, a decrease of $164.8 million.  During 2014, we used proceeds from the Eagleville divesture to reduce the outstanding balance under our credit facility of $169.3 million, although we also drew down $169.5 million. The increase in 2013 reflected the effect of a drawdown from our credit facility.

Financing activities provided cash of $164.4 million during 2013 as compared to cash provided by financing of $111.0 million during 2012, an increase of $53.4 million. Both periods reflected the effect of drawdowns from our credit facility.

Risk Management Activities — Commodity Derivative Instruments

Due to the risk of low oil and natural gas prices, we periodically enter into price-risk management transactions (e.g., swaps, collars, puts, calls, and financial basis swap contracts) for a portion of our oil and natural gas production. In certain cases, this allows us to achieve a more predictable cash flow, as well as to reduce exposure from price fluctuations. The commodity derivative instruments apply to only a portion of our production, and provide only partial price protection against declines in oil and natural gas prices, and may partially limit our potential gains from future increases in prices. At December 31, 2014, commodity derivative instruments were in place covering approximately 74% of our projected oil production and approximately 120% of our natural gas production from proved developed properties for 2015. See Note 6 to our consolidated financial statements as of December 31, 2014, “Derivative Financial Instruments”, for further information.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2014:

	Year Ended December 31,
	Total	2015	2016-2017	2018-2019	Thereafter

	(dollars in thousands)
Debt	$794,060	$—	319,520	450,000	24,540
Interest (1)	194,578	52,547	90,258	43,313	8,460
Operating Leases	12,647	2,004	3,114	3,109	4,420
Derivative contract premiums (2)	4,072	4,072	—	—	—
Abandonment liabilities	62,872	1,136	7,289	3,751	50,696
Total	$1,068,229	$59,759	$420,181	$500,173	$88,116

(1)

Interest includes interest on the outstanding balance under our revolving credit agreement maturing in 2016, payable quarterly; on our senior notes due 2018, payable semiannually; and on the debt to our founder, which is payable with principal, at maturity in 2018. The debt to our founder was restated to extend the maturity to December 31, 2021 in March 2014. Projected obligation amounts are based on the payment schedules for interest, and are not presented on an accrual basis.

(2)

Derivative contract premiums relate to open derivative contracts in place at December 31, 2014 and are due over time as the contracts mature and settle. They are included on our consolidated balance sheet with the related derivative contracts. Amounts presented above are net of $1.7 million for premiums due to us under derivative contracts from the same counterparties.

In addition to the items above, we have a contingent commitment to pay an amount up to a maximum of approximately $2.2 million for properties acquired in 2008 and prior years. The additional purchase consideration will be paid if certain product price conditions are met. We have a commitment in which we must make a contingent payment of up to $2.0 million if we decide to forego certain drilling activities.

Off-Balance Sheet Arrangements

As of December 31, 2014 we had no guarantees of third party obligations. Our off-balances sheet obligations include the obligations under operating leases, the $2.2 million contingent properties payment, and the $2.0 million drilling commitment noted in “Contractual Obligations” above.  We also have bonds posted in the aggregate amount of $24.2 million, primarily to cover future abandonment costs, and $0.9 million in letters of credit provided under our credit facility.  We typically enter into short-term drilling contracts which are customary in the oil and gas industry.  We have no other off-balance sheet arrangements that are reasonably likely to materially affect our liquidity and capital resources.

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

Revenue Recognition. We recognize oil, natural gas and natural gas liquids revenues when products are delivered at a fixed or determinable price, title has transferred and collectability is reasonably assured. We use the sales method of accounting for recognition of natural gas imbalances. Revenue from the drilling rig has been recorded when services were performed.  The drilling rig was sold in 2013.

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

Under ASC 815, hedge accounting is used to defer recognition of unrealized changes in the fair value of such financial instruments, for those contracts which qualify as fair value or cash flow hedges, as defined in the guidance. Historically, we have not designated any of our derivative contracts as fair value or cash flow hedges. Accordingly, the changes in fair value of the contracts are included in earnings as “Gain (loss) — oil and natural gas derivative contracts.”  Cash flows from settlements of derivative contracts are classified as operating cash flows.   All gains, losses, and settlements related to interest rate swaps are included in interest expense; cash flows related to interest rate swaps are included in operating cash flows.

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

Investment . Our investment consists of a 10.17% ownership interest in a drilling company, Orion Drilling Company, LLC (“Orion”). The investment is accounted for under the cost method. Under this method, our share of earnings or losses of the investment are not included in the consolidated statements of operations. Distributions from Orion are recognized in current period earnings as declared.

Deferred Financing Costs. Deferred financing costs are amortized using the straight-line method over the term of the related debt, so long as this approximates the interest rate method.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  ASU 2014-08 narrows the definition of “discontinued operations” to dispositions that represent a strategic shift that has or will have a significant impact on the entity’s operations and financial results.  The ASU requires additional disclosures regarding assets and liabilities held for sale, and income and losses, including gain or loss on sale, and cash flows from discontinued operations.  In addition, the ASU requires disclosures for disposals of individually significant components of the business which do not qualify as discontinued operations, including general information about the disposition and disclosure of the pretax profit or loss from the component for the period of disposal and all comparable historic periods presented.  ASU 2014-08 is effective for all fiscal years beginning after December 15, 2014, and can be adopted early for certain asset dispositions and reclassifications of assets from “held and used” to “held for sale.”  We early adopted ASU 2014-08 as of January 1, 2014 and have provided disclosures in accordance with this new guidance in Note 3.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606).  The update provides guidance concerning the recognition and measurement of revenue from contracts with customers.  Its objective is to increase the usefulness of information in the financial statements regarding the nature, timing and uncertainty of revenues.  ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2016. The standard is required to be adopted using either the full retrospective approach, with all prior periods presented adjusted, or the modified retrospective approach, with a cumulative adjustment to retained earnings on the opening balance sheet. We are currently evaluating the impact of adopting this standard on our consolidated financial statements, and whether to use the full retrospective approach or the modified retrospective approach.

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

As of December 31, 2014, we have hedged approximately 78% of our forecasted production from proved developed reserves through 2018 at average annual floor prices ranging from $4.19 per MMBtu to $4.50 per MMBtu for natural gas and $80.00 per Bbl to $89.16 per Bbl for oil. Forecasted production from proved reserves is estimated in our December 2014 reserve report using prices, costs and other assumptions required by SEC rules. Our actual production will vary from the amounts estimated in the report, perhaps materially. Please read the disclosures under “Our estimated oil and natural gas reserve quantities and future production rates are based on many assumptions that may prove to be inaccurate. Any material inaccuracies in these reserve estimates or the underlying assumptions will materially affect the quantities and present value of our reserves” in “Item 1A. Risk Factors” above.

The fair value of our oil and natural gas derivative contracts and basis swaps at December 31, 2014 was a net asset of $87.1 million. A 10% increase or decrease in oil and natural gas prices with all other factors held constant would result in an unrealized loss or gain, respectively, in the fair value (generally correlated to our estimated future net cash flows from such instruments) of our oil and natural gas commodity contracts of approximately $20.8 million (decrease in value) or $18.6 million (increase in value), respectively, as of December 31, 2014.

Interest Rates

We are subject to interest rate risk on our long-term fixed interest rate debt and variable interest rate borrowings. Although in the past we have used interest rate swaps to mitigate the effect of fluctuating interest rates on interest expense, we currently have no open interest rate derivative contracts. A 1% increase in interest rates (100 LIBOR basis points) would increase interest expense on our variable rate debt by approximately $3.2 million, based on the balance outstanding at December 31, 2014.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive

Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collision or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with established policies or procedures may deteriorate.

Our management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission  (2013 framework) to perform its assessment. Based on this assessment, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded, that as of December 31, 2014, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Executive Officers and Directors

The following table sets forth the names, ages and offices of our present directors and executive officers as of December 31, 2014. Members of our Board of Directors are elected for one-year terms.

7

Name	Age	Director Since	Position
Harlan H. Chappelle	58	2005	President, Chief Executive Officer and Director
Don Dimitrievich	44	2014	Director
Michael E. Ellis	58	1987	Founder, Chairman, Vice President of Engineering and Chief Operating Officer
Mickey Ellis	56	1987	Director
Michael A. McCabe	59	2014	Vice President and Chief Financial Officer and Director
David Murrell	53	—	Vice President, Land and Business Development

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

Don Dimitrievich was appointed to our Board of  Directors as Highbridge’s director nominee in March 2014. Mr. Dimitrievich is a Managing Director at Highbridge Principal Strategies, an alternative investment management organization that together with its affiliates manages approximately $29 billion in capital for institutional investors, pension funds, endowments and foundations.  At Highbridge, Mr. Dimitrievich oversees Highbridge Principal Strategies’ direct credit investment strategy for the energy and power sectors. Highbridge has invested over $1.5 billion in direct energy-related investments. Prior to joining Highbridge in 2012, Mr. Dimitrievich was a Managing Director of Citi Credit Opportunities, a credit-focused principal investment group. At Citi Credit Opportunities, Mr. Dimitrievich oversaw the energy and power portfolio and invested over $800 million in mezzanine, special situation and equity co-investments, and secondary market opportunities. Mr. Dimitrievich began his career as a corporate attorney in the New York office of Skadden, Arps, Slate, Meagher & Flom LLP from 1998 to 2004 focusing on energy mergers and acquisitions and capital markets transactions.  Mr. Dimitrievich also serves on the board of Energy & Exploration Partners, Inc. Mr. Dimitrievich has a Law degree with Great Distinction from McGill University in Montreal, Canada and earned a Chemical Engineering degree with Great Distinction from Queen’s University in Kingston, Canada.

Michael E. Ellis founded Alta Mesa in 1987 after beginning his career with Amoco, and is our Chairman and Chief Operating Officer, as well as Vice President of Engineering. Mr. Ellis manages all day-to-day engineering and field operations of Alta Mesa. He built our asset base by starting with small earn-in exploitation projects, then progressively growing the company with successive acquisitions of fields from major oil companies, and consistent success in exploration and development drilling. He has over 30 years’ experience in management, engineering, exploration, and acquisitions and divestitures. Mr. Ellis holds a Bachelor of Science in Civil Engineering from West Virginia University.    Mr. Ellis is the spouse of Mickey Ellis, our director.

Mickey Ellis has served as a director since our inception in 1987. Ms. Ellis is actively involved in the leadership of charitable organizations, as a Board Member of Houston Area Respite Care and The Confessing Movement of the United Methodist Church, Treasurer of the National Charity League Star Chapter, Committee Member on several committees within Mission Bend United Methodist Church, and Building Relocation Coordinator for Mission Bend Christian Academy. She is a major fundraiser for the Susan G. Komen Foundation, and an active volunteer for CanCare. Ms. Ellis is the spouse of Michael E. Ellis, our Chairman, Chief Operating Officer and Vice President of Engineering.

Michael A. McCabe, our CFO as well as a Vice President, joined Alta Mesa in September 2006 and became a director in 2014. Mr. McCabe has over 25 years of corporate finance experience, with a focus on the energy industry. From 2004 until 2006,

Mr. McCabe served as President and sole owner of Bridge Management Group, Inc., a private consulting firm primarily providing advisory services to us and to MultiFuels, Inc., a Houston based developer of natural gas storage facilities. He has served in senior positions with Bank of Tokyo, Bank of New England, and Key Bank. Mr. McCabe holds a Bachelor of Science in Chemistry and Physics from Bridgewater State University, a Masters of Science in Chemical Engineering from Purdue University and a Master of Business Administration in Financial Management from Pace University.

David Murrell has served as our Vice President, Land and Business Development since 2006. Mr. Murrell is a Certified Professional Landman and has over 25 years of experience in Gulf Coast leasing, exploration and development programs, contract management and acquisitions and divestitures. He created a structured land management system for Alta Mesa, and built a team of lease analysts, landmen, and field representatives that has facilitated our company’s growth. Mr. Murrell earned a Bachelor of Business Administration in Petroleum Land Management from the University of Oklahoma.

Qualifications of Directors

Mr. Chappelle’s experience as our Chief Executive Officer since 2004, combined with his significant equity ownership of us, and over 30 years of experience in the oil and gas industry uniquely qualify him to serve as a director of our general partner.

Mr. Ellis is our founder; his experience in that capacity and as one of our executive officers since 1987 provide him intimate knowledge of our operations, finances and strategy and uniquely qualifies him to serve as the Chairman of our general partner.

Ms. Ellis’ role in working with us since our inception in 1987 provides her with valuable knowledge of our business and operations and uniquely qualifies her to serve as a director of our general partner.

Mr. Dimitrievich provides the Board with significant financial and energy expertise which uniquely qualifies him to serve as a director of our general partner.

Mr. McCabe’s experience as our Chief Financial Officer since 2006 and over 25 years of corporate finance experience uniquely qualifies him to serve on our Board.

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis, describes our compensation objectives and the principles underlying our compensation policy relating to 2014 compensation for our named executive officers.

Our Board of Directors is responsible for overseeing our executive remuneration programs and the fair and competitive compensation of our executive officers and meets each year to review our compensation program and to determine compensation levels for the ensuing fiscal year.

Objectives of Our Compensation Program

Our executive compensation program is intended to motivate our executive officers to achieve strong financial and operating results for us. In addition, our program is designed to achieve the following objectives:

•attract and retain highly qualified executive officers by providing reasonable total compensation levels competitive with that of executives holding comparable positions in similarly situated organizations;

•provide total compensation that is justified by individual performance; and

•reward our executives for their contributions to our overall performance as well as for their individual performance.

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

Elements of Our Compensation Program and Why We Pay Each Element

To accomplish our objectives, our compensation program is comprised of the following elements: base salary, cash bonus, long term incentives and benefits. Our Board of Directors approved and adopted a deferred compensation and supplemental executive retirement plan in 2013 and a performance appreciation rights plan in 2014.

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

We grant performance appreciation rights units as long term compensation to certain key employees, including our executive officers, who make significant contributions to us.  The units are payable on a fixed determination date between five and ten years from the date of the award, and therefore, provide the grantee with a significant interest in us tied to long-term performance.

We offer benefits such as a 401(k) plan and payment of insurance premiums in order to provide a competitive remuneration package as well as a measure of financial security to our employees.  In 2013 we introduced a deferred compensation plan offered to all employees, to provide flexibility and tax planning advantages to them.

How We Determine Each Element of Compensation

In determining the elements of compensation, we consider our ability to attract and retain executives as well as various measures of company and industrial performance including debt levels, revenues, cash flow, capital expenditures, reserves of oil and natural gas and costs. We did not retain a consultant with respect to determining 2014 compensation.

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

Base salary. In reviewing base salaries, the Board takes into account a combination of subjective factors, primarily relying on their own personal judgment and experience. Subjective factors the Board considers include individual achievements, our performance, level of responsibility, experience, leadership abilities, increases or changes in duties and responsibilities and contributions to our performance. Mr. Ellis and Mr. Chappelle participate in and are present during the Board’s review and determination of their respective base salaries. For 2014, the Board set the base salaries for Messrs. Ellis, Chappelle and McCabe at $485,000, $485,000 and $435,000, respectively. In addition, the Board determined Mr. Murrell’s salary of $360,000 for 2014 was appropriate.

Bonus.  A portion of each executive’s total compensation may be paid as bonus compensation. The Board takes into consideration our achievements during the year and each executive’s contribution toward such achievements. While performance criteria may be set, the Board takes into account subjective factors in determining if these criteria were met. Bonuses for any one year are usually determined and paid in the second or third quarter of the following year. Accordingly, bonus compensation for our executive officers for 2014 has not yet been determined,  other than for Mr. McCabe whose 2014 bonus of $400,000 was approved and paid in January 2015. However, bonuses paid in 2014 for 2013 performance ranged from approximately 87% to 235% of base salary.

On September 23, 2014, the Board of Directors approved and adopted a long term compensation plan, the Alta Mesa Holdings, LP Amended and Restated Performance Appreciation Rights Plan (the “PARs Plan”) effective September 24, 2014, to provide long term incentive compensation to key employees and consultants who make significant contributions to us to align our employees with our long term performance. The PARs Plan is administered by the Board, which will determine from time to time which participants will participate in the PARs Plan, the number of PARs to be granted to each participant, the initial stipulated designated value of each PAR, the designated value of each PAR as of its valuation date, the vesting schedule of each PAR, and any other terms and conditions of the PAR award. Under the PARs Plan, there are special provisions for accelerated vesting and valuation of a PAR award in the event of a Liquidity Event as follows: (i) a sale of the all of the assets of High Mesa, (ii) a disposition of all of the equity securities of High Mesa, (iii) an initial public offering of the equity securities of High Mesa or any of its subsidiaries that hold all or substantially all of the assets or (iv) a public offering resulting in gross proceeds of at least $300,000,000.

A total of one million (1,000,000) PARs are available for grants to participants under the PARs Plan. The aggregate designated value of all 1,000,000 PARs is equal to ten percent (10%) of the fair market value of the aggregate interests of all the Class A Limited Partners in Alta Mesa GP.

Absent an intervening Liquidity Event, payment of a PAR award is made on the fixed determination date elected in advance by the recipient of the PAR award, with such fixed determination date occurring no earlier than five years and no later than ten years from the grant date. All payments made under the PARs Plan in any year are subject to a floating annual cap on the amount of all PAR awards paid under the PARs Plan in a given year (the “Annual Cap”). The Annual Cap is equal to 2.5% multiplied by the fair market value of the aggregate interests of all the Class A Limited Partners in Alta Mesa GP minus $400,000,000 (i.e., [2.50% x (FMV - $400,000,000)]. If the Annual Cap applies in a year, the amount payable to a PAR award holder on the fixed determination date is his pro-rata amount of the aggregate payments to be made on that date as adjusted for the amount of Annual Cap remaining for that year. Any amounts in excess of the Annual Cap are paid in the next following year, again subject to the Annual Cap.

Upon the occurrence of a payment event, the participant will be entitled to receive a cash amount equal to the increase, if any, between the initial stipulated designated value of the PAR as of its grant date and the designated value of the PAR as of its payment valuation date. No PARs will be settled in shares; rather, all PAR exercises will be settled solely in cash. Participants will have no rights whatsoever as a shareholder of Alta Mesa GP or of a subsidiary in respect of any PARs.

In 2014, the Board awarded 60,000 PARs to Michael A McCabe, of which 50,000 units vested immediately, and the remaining 10,000 units vest over a three year period.  The stipulated initial designated value (“SIDV”) is $10.00 per unit, and payout is based on the increase of the value of the units over the SIDV as determined at the earlier of a liquidity event at High Mesa or at a fixed determination date which is at least five years from the date of issuance of the award.  The Board also granted 15,000 PARs to David Murrell, which vest over a five year period.  The SIDV of 10,000 of the units is $40 per unit, and the remaining 5,000 units have a SIDV of $30 per unit and payout is based on the increase of the value of the units over the SIDV at the earlier of a liquidity event at High Mesa or at a fixed determination date which is at least five years from the date of issuance of the award.

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

Nonqualified Deferred Compensation. We established a nonqualified deferred compensation plan in 2013, the Alta Mesa Holdings, L.P. Supplemental Executive Retirement Plan (the “Retirement Plan”), to provide additional flexibility and tax planning advantages to our executives and other key highly compensated employees.  The terms of such contributions may include a specified vesting schedule, intended to encourage continuous service to us.  If no schedule is specified with the award, the Retirement Plan provides for vesting based on years of service, with full vesting at three years.  Participants may withdraw vested funds from the Retirement Plan in accordance with the distribution schedule established when the contributions are elected or awarded, with the option of deferring a very short time or until retirement.  In 2014, one elective employer contribution was made for the account of

Michael A. McCabe in the amount of $3.0 million.  The Board of Directors elected to make this distribution subject to a three-year vesting schedule, with 50% vested immediately and 16.67% to vest each subsequent year.

Other Compensation. As part of his employment agreement, we provide Mr. McCabe an apartment near our headquarters and pay his commuting expenses to and from his permanent home to Houston. In 2014, these housing and commuting expenses totaled approximately $114,000. We agreed to provide these benefits to Mr. McCabe because our Board believed it was necessary to retain Mr. McCabe’s services despite the fact that his permanent residence is outside of the Houston area. The Board considered the value of this additional compensation in evaluating Mr. McCabe’s total compensation package.

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

Under the PARs Plan, participants are granted Performance Appreciation Rights (“PARs”) with a stipulated initial value.  The PARs vest over time (as specified in each grant, typically five years) and entitle the owner to receive a cash amount equal to the increase, if any, between the initial stipulated value and the designated value of the PAR on the payment valuation date.  The payment valuation date is the earlier of a liquidity event (as defined in the Plan, but generally intended to be either a recapitalization or an initial public offering of Company equity) or as selected by the participant, but no earlier than five years from the end of the year of the grant.  In the case of a liquidity event, the designated value of all PARs is to be based on the net sale proceeds (as defined in the Plan) from the liquidity event.  After any payment valuation date, regardless of payment or none, vested PARs expire.  We are unable to express an opinion with respect to the likelihood of a qualifying liquidity event which would result in any payment under the Plan or to estimate any amount which may become payable under the Plan.  We consider the possibility of payment at a fixed determination date absent a positive liquidity event to be remote.  Therefore, we have not provided any amount for this contingent liability in our consolidated financial statements at December 31, 2014.

Compensation Committee Report

As we do not have a formal compensation committee, our entire Board of Directors serves as our compensation committee. Our Board of Directors has reviewed and discussed the above Compensation Discussion and Analysis with management and, based on such review the related discussions and such other matters deemed relevant and appropriate to the Board of Directors, and the Board of Directors recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Summary Compensation

The following table summarizes, with respect to our named executive officers, information relating to the compensation earned for services rendered in all capacities during the fiscal years ended December 31, 2014, 2013 and 2012.  None of the named executive officers participate in a defined benefit pension plan.

				All Other
Name and Principal Position:	Year	Salary	Bonus (1) (6)	Compensation		Total

Harlan H. Chappelle	2014	$485,000	$—	$38,515	(2)	$523,515
President, Chief Executive Officer	2013	$468,000	$1,100,000	$24,051	(2)	$1,592,051
	2012	$450,000	$900,000	$31,281	(2)	$1,381,281

Michael E. Ellis	2014	$485,000	$—	$13,078	(3)	$498,078
Chief Operating Officer, Vice President of	2013	$468,000	$700,000	$12,955	(3)	$1,180,955
Engineering and Chairman of the Board	2012	$450,000	$500,000	$19,463	(3)	$969,463

Michael A McCabe	2014	$435,000	$400,000	$3,120,848	(4)	$3,955,848
Vice President, Chief Financial Officer	2013	$420,000	$600,000	$144,454	(4)	$1,164,454
	2012	$400,000	$500,000	$116,845	(4)	$1,016,845

David Murrell	2014	$360,000	$—	$22,850	(5)	$382,850
Vice President of Land	2013	$345,000	$300,000	$353,937	(5)	$998,937
and Business Development	2012	$325,000	$250,000	$28,438	(5)	$603,438

(1)

Other than the bonus paid to Mr. McCabe in January 2015 for the 2014 fiscal year, 2014 bonuses for the other executives have not yet been determined. We expect these bonuses will be determined before the end of August 2015.

(1)

Mr. Chappelle’s other compensation for the year ended December 31, 2014 consists of $9,110 in matching funds to his 401(k) account and $29,405 in auto expenses.  Mr. Chappelle’s other compensation for the year ended December 31, 2013 consists of $10,200 in matching funds to his 401(k) account and $13,851 in auto expenses.  Mr. Chappelle’s other compensation for the year ended December 31, 2012 consists of $10,000 in matching funds to his 401(k) account, $16,631 in auto expenses, and approximately $4,650 for club membership.

(2)

Mr. Ellis’ other compensation for the year ended December 31, 2014 consists of $8,750 in matching funds to his 401(k) account and $4,328 in auto expenses. Mr. Ellis’ other compensation for the year ended December 31, 2013 consists of $8,700 in matching funds to his 401(k) account and $4,255 in auto expenses. Mr. Ellis’ other compensation for the year ended December 31, 2012 consists of $10,000 in matching funds to his 401(k) account and $9,463 in auto expenses.

(3)

For the year ended December 31, 2014, Mr. McCabe’s other compensation consists of $3,000,000 in an elective contribution made by us to his nonqualified deferred compensation account,  $7,131in matching funds to his 401(k) account, and $113,717 in travel and living expenses, which includes $32,597 for an apartment in Houston and $81,120 for travel, which consists primarily of airfare and the cost of rental cars and parking. For the year ended December 31, 2013, Mr. McCabe’s other compensation consisted of $10,200 in matching funds to his 401(k) account, and $134,254 in travel and living expenses, which includes $31,865 for an apartment in Houston and $102,389 for travel, which consists primarily of airfare and the cost of a leased car and parking.  For the year ended December 31, 2012, Mr. McCabe’s other compensation consisted of $10,000 in matching funds to his 401(k) account, and $106,845 in travel and living expenses, which includes $24,255 for an apartment in Houston and $82,590 for travel, which consists primarily of airfare and the cost of a leased car and parking.

(4)

Mr. Murrell’s other compensation for the year ended December 31, 2014 consists of $11,500 in matching funds to his 401(k) account and $11,350 in auto expense. Mr. Murrell’s other compensation for the year ended December 31, 2013 consists of $325,000 in an elective contribution made by us to his nonqualified deferred compensation account, $10,200 in matching funds to his 401(k) account and $18,737 in auto expenses. Mr. Murrell’s other compensation for the year ended December 31, 2012 consists of $10,000 in matching funds to his 401(k) account and $18,438 in auto expenses.

(5)

In 2014, the Board awarded 60,000 PARs to Michael A McCabe, of which 50,000 units vested immediately, and the remaining 10,000 units vest over a three year period.  The SIDV is $10.00 per unit, and payout is based on the increase of the value of the units over the SIDV as determined at the earlier of a liquidity event at High Mesa or at a fixed determination date which is at least 5 years from the date of issuance of the award.  The Board also granted 15,000 PARs to David Murrell, which vest over a five year period.  The SIDV of 10,000 of the units is $40 per unit, and the remaining 5,000 units have a SIDV of $30 per unit and payout is based on the increase of the value of the units over the SIDV at the earlier of a liquidity event at High Mesa or at a fixed determination date which is at least five years from the date of issuance of the award.

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

Grants of Plan-Based Awards for Fiscal Year 2014

There were no grants of plan-based awards to our named executive officers during the fiscal year ended December 31, 2014.

Outstanding Equity Awards Value at 2014 Fiscal Year-End

There were no outstanding equity awards for our named executive officers as of December 31, 2014.

Option Exercises and Equity Awards Vested in Fiscal Year 2014

There were no exercises of equity awards and no vesting of equity awards for our named executive officers during fiscal 2013.

Pension Benefits

We do not provide pension benefits for our named executive officers.

Nonqualified Deferred Compensation

We established a nonqualified deferred compensation plan in 2013, the Retirement Plan,  to provide additional flexibility and tax planning advantages to our executives and other key highly compensated employees.  The Board of Directors administers the Retirement Plan, and at its sole discretion, designates employees eligible to participate.  Participants may defer up to 90% of their salary and up to 100% of their cash bonus under the program.   The Board of Directors may also, at its sole discretion, make elective employer contributions on behalf of selected participants.  The terms of such contributions may include a specified vesting schedule, intended to encourage continuous service to us.  If no schedule is specified with the award, the Retirement Plan provides for vesting based on years of service, with full vesting at three years.  Participants may withdraw vested funds from the Retirement Plan in accordance with the distribution schedule established when the contributions are elected or awarded, with the option of deferring a very short time or as long as until retirement from us.  The Retirement Plan is an unsecured and unfunded promise to pay the participants, who are our general creditors.

In 2013, no amounts of salary or bonus were elected to be deferred under the Retirement Plan by any named executive.  In 2013, one elective employer contribution was made for the account of David Murrell.  The Board of Directors elected to make this distribution subject to a four-year vesting schedule, with 20% vested immediately and 20% to vest each subsequent year. In 2014, one elective employer contribution was made for the account of Michael A. McCabe.  The Board of Directors elected to make this distribution subject to a three-year vesting schedule, with 50% vested immediately and 16.67% to vest each subsequent year.

NONQUALIFIED DEFERRED COMPENSATION
	Aggregate					Aggregate	Aggregate
	Balance at	Executive	Company		Aggregate	Withdrawals /	Balance at
	January 1,	Contributions	Contributions		Earnings	Distributions	December 31,
Name	2014 ($)	in 2014 ($)	in 2014 ($)		in 2014 ($)	during 2014 ($)	2014 ($)
Michael A. McCabe	$—	$—	$3,000,000	(1)	$—	$—	$3,000,000
David Murrell	325,000	—	—		—	—	325,000
(1) Included in "All Other Compensation" on the Summary Compensation Table.

Termination of Employment and Change–in–Control Provisions

Messrs. Chappelle, Ellis, McCabe and Murrell are parties to employment agreements that provide them with post–termination benefits in a variety of circumstances. The amount of compensation payable in some cases may vary depending on the nature of the termination, whether as a result of retirement/voluntary termination, involuntary not–for–cause termination, termination following a change of control and in the event of disability or death of the executive. The discussion below describes the varying amounts payable in each of these situations. It assumes, in each case, that the officer’s termination was effective as of December 31, 2014. In presenting this disclosure, we describe amounts earned through December 31, 2014 and, in those cases where the actual amounts to be paid out can only be determined at the time of such executive’s separation from us, our estimates of the amounts which would be paid out to the executives upon their termination.

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

If the executive’s employment is involuntarily terminated by us (except for cause or due to the death of the executive) or if the executive’s employment is terminated due to disability or retirement or by the executive for good reason, we are obligated to pay as additional compensation an amount in cash equal to two years,  of the executive’s base salary in effect as of the termination date.

Under the terms of Mr. Murrell’s employment agreement, as of December 31, 2014,  upon such involuntary termination, he would also be paid 50% of the annual bonus then in effect.  Mr. Murrell’s amended and restated employment agreement now provides for 18 months’ base salary and two times the annual bonus then in effect.  Assuming termination as of December 31, 2014, for both Messrs. Chappelle and Ellis, the termination benefit would have been $970,000; for Mr. McCabe, $870,000; and for Mr. Murrell, $720,000. In addition, all vested amounts in the executive’s deferred supplemental retirement account would be distributed.  Assuming termination as of December 31, 2014,  Mr. McCabe and Mr. Murrell, would have received a distribution of $1,500,000 and $130,000.  Our executives are each entitled under their employment agreements to continued group health plan coverage following the termination date for the executive and the executive’s eligible spouse and dependents for the maximum period for which such qualified beneficiaries are eligible to receive COBRA coverage, which is 18 months. The executive shall not be required to pay more for COBRA coverage than officers who are then in active service for us and receiving coverage under the plan. Assuming termination as of December 31, 2014, for each of Messrs. Chappelle, Ellis, McCabe, and Murrell, this amount would have been $18.00 to each. Our total cost of providing this benefit would have been $32,971 for Mr. Chappelle, $48,170 for Mr. Ellis, $32,971 for Mr. McCabe, and $32,971 for Mr. Murrell.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of March 26, 2015 the limited partnership interests in Alta Mesa beneficially owned by:

•	all persons who, to the knowledge of our management team, beneficially own more than 5% of our outstanding limited partnership interests;
•	each current director of Alta Mesa GP, our general partner;
•	each principal officer of Alta Mesa GP; and
•	all current directors and principal officers of Alta Mesa GP as a group.

	Number	Percentage	Number	Percentage
	of Class A	of Class A	of Class B	of Class B
	Units	Units	Units	Units
	Beneficially	Beneficially	Beneficially	Beneficially
Name of Beneficial Owner (1)	Owned	Owned	Owned	Owned
High Mesa Inc. (2)	10,000	10.00%	100,000	100.0%
Michael E. Ellis (3)	85,050	85.05%	—	—
Mickey Ellis (4)	—	—	—	—
Harlan H. Chappelle	4,500	4.50%	—	—
Don Dimitrievich	—	—	—	—
Michael A. McCabe	—	—	—	—
David Murrell	—	—	—	—
Directors and principal officers as a group (6 persons)	99,550	99.55%	—	—

(1)	Unless otherwise indicated, the address for all beneficial owners in this table is at 15021 Katy Freeway, Suite 400, Houston, Texas 77094.
(2)	Our Class A Limited Partners collectively own all of the common stock of High Mesa Inc. in the same proportions as their interest in us.
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

Additionally, our general partner, Alta Mesa GP, is owned by Mr. and Ms. Ellis and High Mesa, Inc.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence

We do not have any formal policy with respect to the review and approval of related party transactions.    A “Related Party Transaction” is any transaction, arrangement or relationship where we are a participant, the Related Party (defined below) had, has or will have a direct or indirect material interest and the aggregate amount involved is expected to exceed $120,000 in any calendar year. “Related Party” includes (a) any person who is or was (at any time during the last fiscal year) an executive officer, director or nominee for election as a director; (b) any person or group who is a beneficial owner of more than 5% of our voting securities; (c) any immediate family member of a person described in provisions (a) or (b) of this sentence; or (d) any entity in which any of the foregoing persons is employed, is a partner or has a greater than 5% beneficial ownership interest.

Ownership in Us and Our General Partner

Michael E. Ellis, our Chairman and Chief Operating Officer, and his spouse Mickey Ellis, one of our directors, own 85.05% of our Class A interests. Our general partner, Alta Mesa GP, is owned by Alta Mesa Resources, LP, an entity owned by Michael E. Ellis, Mickey Ellis, and High Mesa. Our general partner has a 0.1% interest in us.

During 2014 and 2013 Michael E. Ellis, our founder, Chief Operating Officer, and Chairman of the Board, received capital distributions from us of $516,500 and $17,500, respectively.

Founder Notes

We were founded in 1987 by Michael E. Ellis and we or our subsidiaries have over time entered into promissory notes to repay Mr. Ellis for contributions of working capital and other amounts. On March 25, 2014, these notes were amended and restated.  The maturity date of the notes was extended to December 31, 2021.  The interest rate and interest payment terms were not changed.    The founder notes bear simple interest at 10% with a balance of $24.5 million and $23.3 million at December 31, 2014 and December 31, 2013, respectively. Interest and principal are payable at maturity. The notes are convertible into shares of our Class B partner, High Mesa common stock upon certain conditions in the event of an initial public offering.

These founder notes are unsecured and are subordinate to all debt.  In connection with the March 25, 2014 recapitalization of our Class B partner, the founder notes were amended and restated to subordinate them to the paid in kind (“PIK”) notes of our Class B partner.  The founder notes were also subordinated to the rights of the holders of Class B units to receive distributions under our amended partnership agreement and subordinated to the rights of the holders of Series B Preferred Stock to receive payments.

Land Consulting Services

David Murrell, our Vice President, Land and Business Development, is the principal of David Murrell & Associates, which provides land consulting services to us. The primary employee of David Murrell & Associates is his spouse, Brigid Murrell. Services are provided at a pre-negotiated hourly rate based on actual time employed by us. Total expenditures under this arrangement for the years ended December 31, 2014, 2013 and 2012, were approximately $150,000, $175,000 and $116,000. The contract may be terminated by either party without penalty upon 30 days’ notice.

Employee and Distribution

David McClure, our Vice President, Louisiana Operations, and the son-in-law of our CEO, Harlan H. Chappelle, received total compensation of $450,000, $390,000, and $327,000 for the years ended December 31, 2014, 2013 and 2012. Additionally, his position provides him with the use of a company vehicle, similar to our other Vice Presidents whose duties include field oversight.

David Pepper, one of our Landmen, and the nephew of our Vice President, Land and Business Development David Murrell, received total compensation of $260,000, $125,000, and $105,000 for the years ended December 31, 2014, 2013 and 2012. Additionally, his position provides him with the use of a company vehicle, similar to our other Landman whose duties include field oversight.

Midstream Asset Sale

On December 31, 2014, we sold our interests in a partially constructed pipeline and gas processing plant at cost to an affiliate of our Class B unitholder, High Mesa for $25.5 million cash and short-term note receivable of $8.5 million, while recording no gain or loss on the sale at December 31, 2014.  On January 2, 2015, the receivable of $25.5 million was paid. The $8.5 million note receivable, dated December 31, 2014, bears interest at 8% per annum, interest payable only in quarterly installments beginning January 1, 2015, and matures on December 31, 2019.  Immediately after the consummation of the transaction, the $8.5 million promissory note was transferred from NWGP to HMS, a subsidiary of the Parent company High Mesa.

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

Item 14. Principal Accountant Fees and Services

Our Board of Directors selected BDO USA, LLP (“BDO”), an independent registered public accounting firm, to audit our consolidated financial statements for the fiscal year ended December 31, 2014.  Our Board of Directors had previously selected UHY LLP (“UHY”), an independent registered public accounting firm, to audit our consolidated financial statements for the fiscal years ended December 31, 2013 and 2012. The Texas practice of UHY was sold to BDO during 2014. As a result, UHY resigned as our independent registered public accounting firm on December 1, 2014, and the Board of Directors engaged BDO as the Company’s independent registered public accountant for our fiscal year ending December 31, 2014.   Aggregate fees for professional services rendered to us by BDO and UHY for the years ended December 31, 2014 and 2013 were as follows:

Audit Fees

	2014	2013

Audit fees	$549,690	$503,006
Audit-related fees	38,800	40,000
Total	$588,490	$543,006

The audit fees for the years ended December 31, 2014 and 2013, respectively, were for professional services rendered for the audits of our consolidated financial statements and review of our quarterly financial statements.

Audit-related fees

Audit-related fees for the years 2014 and 2013 include fees for the audit of our 401(k) employee savings plan.

Pre-Approval Policies and Procedures

We currently have no Board committees. Our Board of Directors has adopted policies regarding the pre-approval of auditor services. Specifically, the Board of Directors approves all services provided by the independent public accountants at its March meeting. All additional services must be pre-approved on a case-by-case basis. Our Board of Directors reviews the actual and budgeted fees for the independent public accountants periodically at regularly scheduled board meetings. All of the services provided by BDO and UHY during fiscal 2014 and 2013 were approved by the Board of Directors.    The Board of Directors also considers whether the provision of the foregoing services is compatible with maintaining the auditor’s independence and has concluded that the foregoing non-audit services and non-audit-related services, did not adversely affect the independence of our auditors.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)Documents filed as part of this report:

1.Financial Statements:

(i)Independent Registered Public Accounting Firms’ Reports

(ii)Consolidated Balance Sheets as of December 31, 2014 and 2013

(iii)Consolidated Statements of Operations for each of the three years in the period ended December 31, 2014

(iv)Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2014

(v)Consolidated Statements of Changes in Partners’ Capital (Deficit) for each of the three years in the period ended December 31, 2014

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

3.2

Amended and Restated Limited Liability Company Agreement of Alta Mesa Holdings GP, LLC, dated as of March 25, 2014 (incorporated by reference from Exhibit 3.2 to Alta Mesa Holdings, LP’s annual report on Form 10-K filed with the SEC on March 28, 2014).

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

10.4

Amended and Restated Employment Agreement, dated March 25, 2014, between Alta Mesa Services, LP and Harlan H. Chappelle (incorporated by reference from Exhibit 10.4 to Alta Mesa Holdings, LP’s annual report on Form 10-K filed with the SEC on March 28, 2014).

10.5

Amended and Restated Employment Agreement, dated March 25, 2014, between Alta Mesa Services, LP and Michael E. Ellis (incorporated by reference from Exhibit 10.5 to Alta Mesa Holdings, LP’s annual report on Form 10-K filed with the SEC on March 28, 2014).

10.6

Amended and Restated Employment Agreement, dated March 25, 2014, between Alta Mesa Services, LP and Michael A. McCabe (incorporated by reference from Exhibit 10.6 to Alta Mesa Holdings, LP’s annual report on Form 10-K filed with the SEC on March 28, 2014).

10.7

Amended and Restated Employment Agreement, dated March 25, 2014, between Alta Mesa Services, LP and F. David Murrell (incorporated by reference from Exhibit 10.7 to Alta Mesa Holdings, LP’s annual report on Form 10-K filed with the SEC on March 28, 2014).

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

10.17

Agreement and Amendment No. 8 dated May 12, 2014 to the Sixth Amended and Restated Credit Agreement dated May 13, 2010 among Alta Mesa Holdings, LP, certain affiliate Guarantors, the lenders party thereto and Wells Fargo Bank, N.A. as administrative agent for such lenders (incorporated by reference from Exhibit 10.10 to Alta Mesa Holdings, LP’s quarterly report on Form 10-Q filed with the SEC on May 13, 2014).

10.18

Master Assignment, Agreement and Amendment No. 9 dated August 5, 2014 to the Sixth Amended and Restated Credit Agreement dated May 13, 2010 among Alta Mesa Holdings, LP, certain affiliate Guarantors, the lenders party thereto and Wells Fargo Bank, N.A. as administrative agent (incorporated by reference from Exhibit 10.1 to Alta Mesa Holdings, LP’s Current Report on Form 8-K filed with the SEC on August 7, 2014).

10.19

Alta Mesa Holdings, LP Amended and Restated Performance Appreciation Rights Plan dated effective September 24, 2014 (incorporated by reference from Exhibit 10.1 to Alta Mesa Holdings, LP’s Current Report on Form 8-K filed with the SEC on October 2, 2014).

21.1*	Subsidiaries of the Company.

23.1*	Consent of Ryder Scott Company, L. P.

31.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

31.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

32.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

99.1*	Audit Letter by Ryder Scott Company, L. P., dated as of February 17, 2015.

101*	Interactive Data Files.

*Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTA MESA HOLDINGS, L.P.

(Registrant)

By	/S/ MICHAEL A. MCCABE
Michael A. McCabe Chief Financial Officer

Dated March 26, 2015

In accordance with the Exchange Act, this report has been signed below on the 26th day of March, 2015, by the following persons on behalf of the registrant and in the capacities indicated.

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

“Proved undeveloped reserves (“PUD”)”. Proved undeveloped oil and natural gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Undrilled acreage is considered proved where adjacent undrilled portions of the reservoir can, with reasonable certainty, be judged to be continuous with it and to contain economically producible oil or gas on the basis of available geoscience and engineering data.  In addition, reserves on undrilled acreage are limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty and these locations must have a development plan that calls for development within five years, unless specific circumstances justify a longer time.  In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons as seen in a well penetration unless geoscience, engineering, or performance data and reliable technology establishes a lower contact with reasonable certainty.  Finally, reserves which can be produced through the application of improved recovery techniques, including injection, may be included upon successful testing of a pilot project in a representative area or analogous reservoir or if other evidence using reliable technology establishes the reasonable certainty of the engineering analysis.  Such improved recovery techniques must be approved for development by all necessary parties and entities including governmental entities.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Alta Mesa Holdings, LP and Subsidiaries

Houston, Texas

We have audited the accompanying consolidated balance sheet of Alta Mesa Holdings, LP and Subsidiaries (the “Company”) as of December 31, 2014, and the related consolidated statements of operations, changes in partners’ capital (deficit) and cash flows for the year then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alta Mesa Holdings, LP and Subsidiaries as of December 31, 2014, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/S/ BDO USA, LLP

Houston, Texas

March 26, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Alta Mesa Holdings, LP and Subsidiaries

Houston, Texas

We have audited the accompanying consolidated balance sheet of Alta Mesa Holdings, LP and Subsidiaries (the “Company”) as of December 31, 2013, and the related consolidated statements of operations, changes in partners’ capital (deficit) and cash flows for each of the years in the two-year period ended December 31, 2013. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alta Mesa Holdings, LP and Subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/S/ UHY LLP

Houston, Texas

March 27, 2014

ALTA MESA HOLDINGS, LP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013

	(dollars in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,349	$6,537
Restricted cash	23,793	—
Accounts receivable, net	43,581	43,486
Other receivables	33,738	2,552
Prepaid expenses and other current assets	2,132	3,077
Derivative financial instruments	59,803	5,572
TOTAL CURRENT ASSETS	164,396	61,224
PROPERTY AND EQUIPMENT
Oil and natural gas properties, successful efforts method, net	686,176	691,770
Other property and equipment, net	11,505	9,100
TOTAL PROPERTY AND EQUIPMENT, NET	697,681	700,870
OTHER ASSETS
Long-term restricted cash	900	—
Investment in LLC — cost	9,000	9,000
Deferred financing costs, net	8,100	10,943
Notes receivable	8,500	—
Advances to operators	619	6,863
Deposits and other assets	1,124	1,186
Derivative financial instruments	27,271	3,405
TOTAL OTHER ASSETS	55,514	31,397
TOTAL ASSETS	$917,591	$793,491
LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$117,560	$96,095
Current portion, asset retirement obligations	1,136	3,844
Derivative financial instruments	—	4,483
TOTAL CURRENT LIABILITIES	118,696	104,422
LONG-TERM LIABILITIES
Asset retirement obligations, net of current portion	61,736	52,179
Long-term debt	767,608	766,868
Notes payable to founder	24,540	23,331
Derivative financial instruments	—	4,486
Other long-term liabilities	6,457	2,312
TOTAL LONG-TERM LIABILITIES	860,341	849,176
TOTAL LIABILITIES	979,037	953,598
COMMITMENTS AND CONTINGENCIES (NOTE 11)
PARTNERS’ CAPITAL (DEFICIT)	(61,446)	(160,107)
TOTAL LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)	$917,591	$793,491

See notes to consolidated financial statements.

ALTA MESA HOLDINGS, LP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2014	2013	2012

	(dollars in thousands)
REVENUES
Oil	$347,842	$297,836	$221,800
Natural gas	65,002	61,350	57,575
Natural gas liquids	18,281	15,264	15,606
Other revenues	1,003	1,207	4,567
	432,128	375,657	299,548

Gain (loss) on sale of assets	87,520	(2,715)	—
Gain (loss) — oil and natural gas derivative contracts	96,559	(17,150)	19,751
TOTAL REVENUES	616,207	355,792	319,299
EXPENSES
Lease and plant operating expense	73,820	70,450	69,047
Production and ad valorem taxes	28,214	26,369	23,485
Workover expense	8,961	13,679	12,740
Exploration expense	61,912	33,065	21,912
Depreciation, depletion, and amortization expense	141,804	118,558	109,252
Impairment expense	74,927	143,166	96,227
Accretion expense	2,198	2,133	1,813
General and administrative expense	69,198	47,023	40,222
TOTAL EXPENSES	461,034	454,443	374,698
INCOME (LOSS) FROM OPERATIONS	155,173	(98,651)	(55,399)
OTHER INCOME (EXPENSE)
Interest expense	(55,812)	(55,188)	(41,932)
Interest income	15	124	99
Litigation settlement	—	—	1,250
TOTAL OTHER INCOME (EXPENSE)	(55,797)	(55,064)	(40,583)
INCOME (LOSS) BEFORE STATE INCOME TAXES	99,376	(153,715)	(95,982)
BENEFIT FROM (PROVISION FOR) STATE INCOME TAXES	(176)	—	107
NET INCOME (LOSS)	$99,200	$(153,715)	$(95,875)

See notes to consolidated financial statements.

ALTA MESA HOLDINGS, LP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

(dollars in thousands)

BALANCE, DECEMBER 31, 2011	$89,672
DISTRIBUTIONS	(165)
NET LOSS	(95,875)
BALANCE, DECEMBER 31, 2012	(6,368)
DISTRIBUTIONS	(24)
NET LOSS	(153,715)
BALANCE, DECEMBER 31, 2013	(160,107)
DISTRIBUTIONS	(539)
NET INCOME	99,200
BALANCE, DECEMBER 31, 2014	$(61,446)

See notes to consolidated financial statements.

ALTA MESA HOLDINGS, LP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012

	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$99,200	$(153,715)	$(95,875)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization expense	141,804	118,558	109,252
Impairment expense	74,927	143,166	96,227
Accretion expense	2,198	2,133	1,813
Amortization of loan costs	2,885	2,839	2,424
Amortization of debt discount	510	510	322
Dry hole expense	30,294	15,295	8,454
Expired leases	4,319	3,289	—
(Gain) loss — derivative contracts	(96,559)	17,150	(19,714)
Settlements of derivative contracts	9,493	18,177	35,848
Interest converted into debt	1,209	1,208	1,212
(Gain) loss on sale of assets	(87,520)	2,715	—
Changes in assets and liabilities:
Restricted cash unrelated to property divestiture	(106)	2,305	(2,305)
Accounts receivable	(95)	(2,771)	92
Other receivables	(5,686)	1,863	(1,609)
Prepaid expenses and other non-current assets	7,251	4,477	(5,558)
Settlement of asset retirement obligation	(3,942)	(1,548)	(3,562)
Accounts payable, accrued liabilities, and other long-term liabilities	4,702	(3,132)	20,172
NET CASH PROVIDED BY OPERATING ACTIVITIES	184,884	172,519	147,193
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property and equipment	(366,090)	(311,438)	(224,719)
Acquisitions of property and equipment	(18,110)	(51,377)	(30,346)
Proceeds from sale of property	177,476	26,668	—
Proceeds from property divesture classified as restricted cash	41,590	—	—
Investment in restricted cash related to property divestitures	(24,587)	—	—
NET CASH USED IN INVESTING ACTIVITIES	(189,721)	(336,147)	(255,065)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	169,500	214,500	270,000
Repayments of long-term debt	(169,270)	(50,000)	(155,500)
Additions to deferred financing costs	(42)	(97)	(3,307)
Capital distributions	(539)	(24)	(165)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(351)	164,379	111,028
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,188)	751	3,156
CASH AND CASH EQUIVALENTS, beginning of period	6,537	5,786	2,630
CASH AND CASH EQUIVALENTS, end of period	$1,349	$6,537	$5,786
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$51,219	$50,731	$36,853
Cash paid (received) during the period for state taxes	$(123)	$18	$124
Change in asset retirement obligations	$2,643	$854	$1,661
Asset retirement obligations assumed, purchased properties	$3,002	$5,480	$1,476
Change in accruals or liabilities for capital expenditures	$23,858	$(14,085)	$22,061
Non-cash divestiture of oil and gas properties	$(34,000)	$—	$—

See notes to consolidated financial statements.

ALTA MESA HOLDINGS, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

NOTE 1 — NATURE OF OPERATIONS

Nature of Operations.  Alta Mesa Holdings, LP (“Alta Mesa,” the “Company,” “us,” “our,” or “we”) is engaged primarily in the acquisition, exploration, development, and production of oil and natural gas properties. Our core properties are located in Oklahoma, Louisiana and Texas.

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

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, after eliminating all significant intercompany transactions. The Company’s interests in oil and natural gas exploration and production ventures and partnerships are proportionately consolidated.

Use of Estimates. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Reserve estimates significantly impact depreciation, depletion and amortization expense and impairments of oil and natural gas properties and are subject to change based on changes in oil and natural gas prices and trends and changes in estimated reserve quantities.  Other significant estimates include those related to oil and natural gas reserves, the value of oil and natural gas properties (including acquisition properties), oil and natural gas revenues, bad debts, asset retirement obligations, derivative contracts, state taxes and contingencies and litigation. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. We review estimates and underlying assumptions on a regular basis.  Actual results may differ from these estimates.

Reclassifications.   Certain amounts in the 2013 and 2012 consolidated financial statements have been reclassified to conform to the 2014 presentation. The reclassifications had no impact on net income (loss) or partners’ capital (deficit).

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

Restricted Cash.    The Company classifies cash balances as restricted cash when cash is restricted as to withdrawal or usage. As of December 31, 2014, the Company had $24.6 million of proceeds from the sale of our Hilltop field Deep Bossier properties in a money market fund held by a qualified intermediary and available for use in a like-kind exchange under Section 1031 of the U.S. Internal Revenue Code. As December 31, 2014, the Company has utilized or plans to utilize $0.9 million of the cash held by the qualified intermediary in the acquisition of like-kind property, and as such, this amount is classified as long-term restricted cash on our consolidated balance sheet as of December 31, 2014. The remaining $23.7 million of restricted cash was returned to us in March 2015 and, as such, is classified as short-term restricted cash on our consolidated balance sheet as of December 31, 2014. For more information regarding the sale of the Hilltop field properties, please refer to Note 3—Significant Acquisitions and Divestitures.

Accounts Receivable. Our receivables arise from the sale of oil and natural gas and joint interest owner receivables for properties in which we serve as the operator. This concentration of customers may impact our overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions affecting the oil and natural gas industry. Accounts receivable are generally not collateralized.  Receivables from joint interest owners, including amounts advanced under joint operating agreements, were $10.3 million and $13.8 million at December 31, 2014 and 2013, respectively.  Trade receivables for the sale of oil and natural gas were $35.1 million and $37.8 million at December 31, 2014 and 2013, respectively.  See Note 12 for further information regarding marketing arrangements and sales to major customers, including our primary marketing representative, ARM Energy Management, LLC.  Accounts receivable from ARM Energy Management, LLC were $16.6 million and $7.5 million as of December 31, 2014 and 2013, respectively.

Allowance for Doubtful Accounts. We routinely assess the recoverability of all material trade and other receivables to determine their collectability. We accrue a reserve when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of the reserve can be reasonably estimated. Accounts receivable are shown net of allowance for doubtful accounts of $1.4 million for the years ended December 31, 2014 and 2013, respectively.

Deferred Financing Costs. Deferred financing costs and the amount of discount at which notes payable have been issued (debt discount) are amortized using the straight-line method, which approximates the interest method, over the term of the related debt. For the years ended December 31, 2014, 2013, and 2012, amortization of deferred financing costs included in interest expense amounted to $2.9 million, $2.8 million, and $2.4 million, respectively. Deferred financing costs are listed among our long-term assets, net of accumulated amortization of $15.6 million and $12.8 million at December 31, 2014 and 2013, respectively.

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

Our evaluation of the Company’s proved properties resulted in impairment expense of $72.9 million, $135.2 million and $90.3 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Unproved properties are assessed at least annually to determine whether they have been impaired. Individually significant properties are assessed for impairment on a property-by-property basis, while individually insignificant unproved properties may be assessed in the aggregate. If unproved properties are found to be impaired, an impairment allowance is provided and a loss is recognized in the consolidated statement of operations. For the years ended December 31, 2014, 2013 and 2012, impairment expense of unproved properties was $2.0 million, $8.0 million, and $5.9 million, respectively.

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

If the carrying value is not recoverable on an undiscounted basis, the impairment loss is measured as the excess of the asset’s carrying value over its fair value. Management assesses the fair value of long-lived assets using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third party comparable sales, internally developed discounted cash flow analysis and analysis from outside advisors. Significant changes in market conditions resulting from events such as the condition of an asset or a change in management’s intent to utilize the asset would generally require management to reassess the cash flows related to the long-lived assets. For the years ended December 31, 2014, 2013, and 2012, respectively, the Company did not record any impairment expense related to other long-lived assets.

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

DD&A expense for the years ended December 31, 2014, 2013, and 2012 related to oil and natural gas properties was $139.0 million, $115.5 million, and $106.6 million, respectively.

Leasehold improvements to offices are depreciated using the straight-line method over the life of the lease. The Company’s drilling rig, which was sold during 2013, was depreciated using the straight-line method of depreciation over a period of approximately fifteen years.  Other property and equipment is depreciated using the straight-line method over periods ranging from three to seven years. Depreciation expense for non-oil and gas property and equipment for the years ended December 31, 2014, 2013, and 2012 was $2.8 million, $3.1 million, and $2.7 million respectively.

Investment. The Company’s investment consists of a 10.17% ownership interest in a drilling company, Orion Drilling Company, LLC (“Orion”). The investment is accounted for under the cost method. Under this method, the Company’s share of earnings or losses of the investment are not included in the consolidated statements of operations.

Asset Retirement Obligations. We recognize liabilities for the future costs of dismantlement and abandonment of our wells, facilities, and other tangible long-lived assets along with an associated increase in the carrying amount of the related long-lived asset.  The fair values of new asset retirement obligations are estimated using expected future costs discounted to present value.  The cost of the tangible asset, including the asset retirement cost, is depleted over the useful life of the asset.  Accretion expense is recognized as the discounted liability is accreted to its expected settlement value.   Asset retirement obligations are subject to revision primarily for changes to the estimated timing and cost of abandonment.

Derivative Financial Instruments. We use derivative contracts to hedge the effects of fluctuations in the prices of oil and natural gas. We account for such derivative instruments in accordance with ASC 815, “Derivatives and Hedging,” which establishes accounting and disclosure requirements for derivative instruments and requires them to be measured at fair value and recorded as assets or liabilities in the consolidated balance sheets (see Note 5 for information on fair value).

Under ASC 815, hedge accounting is used to defer recognition of unrealized changes in the fair value of such financial instruments, for those contracts which qualify as fair value or cash flow hedges, as defined in the guidance. Historically, we have not designated any of our derivative contracts as fair value or cash flow hedges. Accordingly, the changes in fair value of the contracts  are included in earnings as “Gain (loss) — oil and natural gas derivative contracts.”  Cash flows from settlements of derivative contracts are classified as operating cash flows.   All gains, losses, and settlements related to interest rate swaps are included in interest expense; cash flows related to interest rate swaps are included in operating cash flows.

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

We follow guidance issued by the FASB in accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the consolidated financial statements and applies to all income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the consolidated financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement.

We have considered our exposure under the standard at both the federal and state tax levels.  We have not recorded any liabilities for uncertain tax positions as of December 31, 2014 and 2013. We record income tax, related interest, and penalties, if any, as a component of income tax expense. We did not incur any interest or penalties on income taxes for the years ended December 31, 2014, 2013, or 2012.

The Company’s tax returns for the years ended December 31, 2010 forward remain open for examination. None of the Company’s federal or state tax returns are currently under examination by the relevant authorities.

Revenue Recognition. We recognize oil, natural gas and natural gas liquids revenues when products are delivered at a fixed or determinable price, title has transferred and collectability is reasonably assured. We use the sales method of accounting for recognition of natural gas imbalances. Revenue from drilling rigs was recorded when services were performed.

Fair Value of Financial Instruments. The fair values of cash, accounts receivable and current liabilities approximate book value due to their short-term nature. The estimated of fair value of long-term debt under our credit facility is not considered to be materially different from carrying value due to market rates of interest. The fair value of the debt to our founder is not practicable to determine. We have estimated the fair value of our $450 million senior notes payable at $380.3 million on December 31, 2014. Derivative financial instruments are carried at fair value. See Note 5 for further information on fair values of financial instruments. See Note 9 for information on long-term debt.

Acquisitions. Acquisitions are accounted for as purchases using the acquisition method of accounting. Accordingly, the results of operations are included in our consolidated statements of operations from the closing date of the acquisitions. Purchase prices are allocated to acquired assets and assumed liabilities based on their estimated fair values at the time of the acquisition.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  ASU 2014-08 narrows the definition of “discontinued operations” to dispositions that represent a strategic shift that has or will have a significant impact on the entity’s operations and financial results.  The ASU requires additional disclosures regarding assets and liabilities held for sale, and income and losses, including gain or loss on sale, and cash flows from discontinued operations.  In addition, the ASU requires disclosures for disposals of individually significant components of the business which do not qualify as discontinued operations, including general information about the disposition and disclosure of the pretax profit or loss from the component for the period of disposal and all comparable historic periods presented.  ASU 2014-08 is effective for all fiscal years beginning after December 15, 2014, and can be adopted early for certain asset dispositions and reclassifications of assets from “held and used” to “held for sale.”  We early adopted ASU 2014-08 as of January 1, 2014 and have provided disclosures in accordance with this new guidance in Note 3.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers.  The update provides guidance concerning the recognition and measurement of revenue from contracts with customers.  Its objective is to increase the usefulness of information in the financial statements regarding the nature, timing and uncertainty of revenues.  ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2016. The standard is required to be adopted using either the full retrospective approach, with all prior periods presented adjusted, or the modified retrospective approach, with a cumulative adjustment to retained earnings on the opening balance sheet. We are currently evaluating the impact of adopting this standard on our consolidated financial statements, and whether to use the full retrospective approach or the modified retrospective approach.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  The new standard requires management to assess the company’s ability to continue as a going concern.  Disclosures are required if there is substantial doubt as to the company’s continuation as a going concern within one year after the issue date of financial statements.  The standard provides guidance for making the assessment, including consideration of management’s plans which may alleviate doubt regarding the company’s ability to continue as a going concern. ASU 2014-15 is effective for years beginning after December 15, 2016.    We do not expect the adoption of this pronouncement to have a material impact on our consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01, Extraordinary and Unusual Items.  The new standard eliminates the concept of “extraordinary items,” which prior guidance required to be presented separately from income from continuing operations.  Items that are infrequent and unusual in nature are to be disclosed either on the face of the financial statements as a component of income from continuing operations or in the notes to the financial statements.  ASU 2015-01 is effective for years beginning after December 15, 2015, with early adoption permitted.  We adopted the guidance on January 1, 2015.   We do not expect the adoption of this pronouncement to have a material impact on our consolidated financial statements.

NOTE 3 — SIGNIFICANT ACQUISITIONS AND DIVESTITURES

Eagleville Divestiture

On March 25, 2014, we closed the sale of certain of our properties located primarily in Karnes County, Texas to Memorial Production Operating LLC, comprising a portion of our Eagleville field (“Eagleville divestiture”).  The properties sold included a working interest in all of our producing wells as of the effective date of January 1, 2014.  We retained a net profits interest in these wells based on 50% of our original working interest in 2014, declining to 30% in 2015, 15% in 2016, and zero in 2017.  Also included in the sale was a 30% undivided interest in all our Eagleville mineral leases and interests, and 30% of our working interest in all our wells in progress on December 31, 2013 or drilled after January 1, 2014.  The initial cash purchase price was $173 million, subsequently adjusted to approximately $171 million for settlement adjustments through December 31, 2014.  The purchase and sale agreement provides for customary adjustments to the purchase price for revenues and expenses incurred after the effective date.  As of December 31, 2014, estimated net proved reserves associated with the sold portion of these properties were approximately 7.5 MMBOE.  We recorded a preliminary gain on sale from the Eagleville divestiture of $72.5 million during 2014, based on a preliminary allocation of basis between the properties sold and properties retained.

The sold portion of Eagleville field contributed approximately $11.1 million in the first quarter of 2014, prior to its sale. The sold portion of Eagleville field contributed approximately $47.0 million and $22.1 million in net pre-tax profit for the years ended December 31, 2013 and 2012.

Hilltop Divestiture

On October 2, 2013, we closed the sale of certain of our properties in East Texas, comprising a portion of our Hilltop field (“Hilltop divestiture”). The properties sold were primarily producers of dry natural gas located in Leon County, Texas. As of July 1, 2013, estimated net proved reserves associated with these properties were 11.2 BCFE. The cash purchase price was approximately $19 million (net of costs of the sale).   There was no material gain on the sale.

On September 19, 2014, we sold our remaining interests in the Hilltop field for a cash payment of $41.6 million, which was subsequently adjusted to $38.9 million for customary settlement adjustments. We recorded a preliminary gain on the sale of $15.9 million.  As of the date of sale, estimated proved reserves associated with these properties were 29.8 BCFE.

The Hilltop interests contributed approximately $7.7 million in net pre-tax income during the year ended December 31, 2014 and $6.9 million and $53.2 million in net pre-tax loss during the years ended December 31, 2013 and 2012, respectively.

Weeks Island Acquisition

On October 1, 2013, we closed a transaction to purchase certain producing properties in South Louisiana from Stone Energy Offshore, L.L.C. (“Stone”) for cash consideration of approximately $42 million plus related abandonment costs. This purchase increased our working interest in our Weeks Island field. Total estimated net proved reserves associated with the acquisition were 1.8 million BOE as of the effective date of July 1, 2013.

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

	(dollars in thousands)
Actual results of Weeks Island included in our statement of operations for the period October 1, 2013
through December 31, 2013	$10,509	$8,575
Pro forma results for the combined entity for the year ended December 31, 2012	$340,103	$(85,985)
Pro forma results for the combined entity for the year ended December 31, 2013	$376,063	$(146,866)

Other

During 2013, we sold our drilling rig for a cash purchase price of approximately $7.0 million and recorded a loss on sale of approximately $1.2 million.

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,	December 31,
	2014	2013
	(dollars in thousands)
OIL AND NATURAL GAS PROPERTIES
Unproved properties	$84,620	$86,721
Accumulated impairment	(3,749)	(7,356)
Unproved properties, net	80,871	79,365
Proved oil and natural gas properties	1,417,785	1,405,658
Accumulated depreciation, depletion, amortization and impairment	(812,480)	(793,253)
Proved oil and natural gas properties, net	605,305	612,405
TOTAL OIL AND NATURAL GAS PROPERTIES, net	686,176	691,770
LAND	2,820	1,418
OTHER PROPERTY AND EQUIPMENT
Office furniture and equipment, vehicles	17,302	13,802
Accumulated depreciation	(8,617)	(6,120)
OTHER PROPERTY AND EQUIPMENT, net	8,685	7,682
TOTAL PROPERTY AND EQUIPMENT, net	$697,681	$700,870

Capitalized Exploratory Well Costs

The following table reflects the net changes in deferred capitalized exploratory well costs during 2014, 2013, and 2012. The table does not include amounts that were capitalized and either subsequently expensed or reclassified to producing well costs in the same year.

	Year Ended December 31,
	2014	2013	2012

	(dollars in thousands)
Balance, beginning of year	$18,364	$4,627	$—
Additions to capitalized well costs pending determination of proved reserves	2,889	21,693	4,627
Capitalized exploratory well costs charged to expense	(16,706)	(7,956)	—
Balance, end of year	$4,547	$18,364	$4,627

The ending balance in deferred capitalized exploratory well costs includes the costs of five wells in two different prospects.  We have capitalized $2.2 million and $0 of exploratory well costs covering periods greater than one year at December 31, 2014 and 2013.

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

Oil and natural gas properties are subject to impairment testing and potential impairment write down as described in Note 2. Oil and natural gas properties with a carrying amount of $148.4 million were written down to their fair value of $73.5 million, resulting in an impairment charge of $74.9 million for the year ended December 31, 2014. Oil and natural gas properties with a carrying amount of $237.2 million were written down to their fair value of $94.0 million, resulting in an impairment charge of $143.2 million for the year ended December 31, 2013. Oil and natural gas properties with a carrying amount of $363.7 million were written down to their fair value of $267.5 million, resulting in an impairment charge of $96.2 million for the year ended December 31, 2012. The impairment analysis is based on the estimated discounted future cash flows for those properties. Significant Level 3 assumptions used in the calculation of estimated discounted cash flows included our estimate of future oil and natural gas prices, production costs, development expenditures, estimated quantities and timing of production of proved reserves, appropriate risk-adjusted discount rates, and other relevant data.

In connection with the Stone acquisition in 2013 we recorded oil and natural gas properties with a fair value of $47.2 million.  Significant Level 3 inputs used were the same as those used in determining impairments based on estimated discounted cash flows for the acquired properties.

New additions to asset retirement obligations result from estimations for new properties, and fair values for them are categorized as Level 3. Such estimations are based on present value techniques which utilize company-specific information for such inputs as cost and timing of plug and abandonment of wells and facilities. We recorded a total of $4.1 million in additions to asset retirement obligations measured at fair value for the year ended December 31, 2014.  We recorded a total of $6.5 million in additions to asset retirement obligations measured at fair value for the year ended December 31, 2013.

The following table presents information about our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

	Level 1	Level 2	Level 3	Total

	(dollars in thousands)
At December 31, 2014:
Financial Assets:
Derivative contracts for oil and natural gas	—	$140,652	—	$140,652
Financial Liabilities:
Derivative contracts for oil and natural gas	—	$53,578	—	$53,578
At December 31, 2013:
Financial Assets:
Derivative contracts for oil and natural gas	—	$27,850	—	$27,850
Financial Liabilities:
Derivative contracts for oil and natural gas	—	$27,842	—	$27,842

The amounts above are presented on a gross basis; presentation on our consolidated balance sheets utilizes netting of assets and liabilities with the same counterparty where master netting agreements are in place.

For additional information on derivative contracts, see Note 6.

NOTE 6 — DERIVATIVE FINANCIAL INSTRUMENTS

We account for our derivative contracts under the provisions of ASC 815, “Derivatives and Hedging.” We have entered into forward-swap contracts and collar contracts to reduce our exposure to price risk in the spot market for oil and natural gas. From time to time we also utilize financial basis swap contracts, which address the price differential between market-wide benchmark prices and other benchmark pricing referenced in certain of our crude oil and natural gas sales contracts. Substantially all of our hedging agreements are executed by affiliates of the lenders under our credit facility described in Note 9 below, and are collateralized by the security interests of the respective affiliated lenders in certain of our assets under the credit facility. The contracts settle monthly and are scheduled to coincide with either oil production equivalent to barrels (Bbl) per month or gas production equivalent to volumes in millions of British thermal units (MMBtu) per month. The contracts represent agreements between us and the counter-parties to exchange cash based on a designated price, or in the case of financial basis hedging contracts, based on a designated price differential between various benchmark prices. Cash settlement occurs monthly. No derivative contracts have been entered into for trading purposes.

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

The following table summarizes the fair value (see Note 5 for further discussion of fair value) and classification of our derivative instruments, none of which have been designated as hedging instruments under ASC 815:

			Net Fair
	Gross	Gross amounts	Value of Assets
December 31, 2014	Fair Value	offset against assets	presented in
Balance sheet location	of Assets	in the Balance Sheet	the Balance Sheet

	(dollars in thousands)
Derivative financial instruments, current assets	$91,341	$(31,538)	$59,803
Derivative financial instruments, long-term assets	55,325	(28,054)	27,271
Total	$146,666	$(59,592)	$87,074

			Net Fair
	Gross	Gross amounts	Value of Liabilities
December 31, 2014	Fair Value	offset against liabilities	presented in
Balance sheet location	of Liabilities	in the Balance Sheet	the Balance Sheet

	(dollars in thousands)
Derivative financial instruments, current liabilities	$31,538	$(31,538)	$—
Derivative financial instruments, long-term liabilities	28,054	(28,054)	—
Total	$59,592	$(59,592)	$—

			Net Fair
	Gross	Gross amounts	Value of Assets
December 31, 2013	Fair Value	offset against assets	presented in
Balance sheet location	of Assets	in the Balance Sheet	the Balance Sheet

	(dollars in thousands)
Derivative financial instruments, current assets	$13,218	$(7,646)	$5,572
Derivative financial instruments, long-term assets	14,632	(11,227)	3,405
Total	$27,850	$(18,873)	$8,977

			Net Fair
	Gross	Gross amounts	Value of Liabilities
December 31, 2013	Fair Value	offset against liabilities	presented in
Balance sheet location	of Liabilities	in the Balance Sheet	the Balance Sheet

	(dollars in thousands)
Derivative financial instruments, current liabilities	$12,129	$(7,646)	$4,483
Derivative financial instruments, long-term liabilities	15,713	(11,227)	4,486
Total	$27,842	$(18,873)	$8,969

The following table summarizes the effect of our derivative instruments in the consolidated statements of operations (dollars in thousands):

Derivatives not
designated as hedging	Location of	Year Ended December 31,
instruments under ASC 815	Gain (Loss)	2014	2013	2012

Oil commodity contracts	Gain (loss) —
	oil and natural gas
	derivative contracts	$82,510	$(17,715)	$3,720
Natural gas commodity contracts	Gain (loss) —
	oil and natural gas
	derivative contracts	14,049	565	16,031
Total gains (losses) from oil and		96,559	(17,150)	19,751
natural gas commodity contracts
Interest rate contracts	Interest expense	—	—	(37)
Total gains (losses) from
derivatives not designated as hedges		$96,559	$(17,150)	$19,714

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

We had the following open derivative contracts for crude oil at December 31, 2014:

OIL DERIVATIVE CONTRACTS

	Volume	Weighted	Range
Period and Type of Contract	in Bbls	Average	High	Low
2015
Price Swap Contracts	1,587,000	91.39	95.02	86.45
Collar Contracts
Short Call Options	392,350	114.10	135.98	95.50
Long Put Options	1,049,350	85.78	90.00	85.00
Short Put Options	1,998,350	70.05	75.00	60.00
2016
Price Swap Contracts	366,000	93.00	94.92	85.35
Collar Contracts
Short Call Options	859,700	107.97	130.00	103.87
Long Put Options	859,700	85.99	95.00	80.00
Short Put Options	1,225,700	68.67	75.00	60.00
2017
Collar Contracts
Short Call Options	744,950	107.99	113.83	104.15
Long Put Options	744,950	83.26	90.00	80.00
Short Put Options	744,950	63.26	70.00	60.00
2018
Collar Contracts
Short Call Options	307,400	104.39	104.65	104.15
Long Put Options	307,400	80.00	80.00	80.00
Short Put Options	307,400	60.00	60.00	60.00

We had the following open derivative contracts for natural gas at December 31, 2014:

NATURAL GAS DERIVATIVE CONTRACTS

	Volume in	Weighted	Range
Period and Type of Contract	MMBtu	Average	High	Low
2015
Price Swap Contracts	3,832,500	5.07	5.91	4.31
Collar Contracts
Short Call Options	7,750,000	4.59	5.75	4.51
Long Put Options	8,113,500	4.01	5.00	3.50
Long Call Options	495,000	4.31	4.31	4.31
Short Put Options	9,116,000	3.34	4.45	3.25
2016
Price Swap Contracts	8,418,000	4.22	4.23	4.22
Collar Contracts
Short Call Options	455,000	7.50	7.50	7.50
Long Put Options	455,000	5.50	5.50	5.50
Short Put Options	1,681,100	3.64	4.00	3.50
2017
Collar Contracts
Short Call Options	6,570,000	5.00	5.00	4.98
Long Put Options	6,570,000	4.50	4.50	4.50
Short Put Options	6,570,000	4.00	4.00	4.00
2018
Collar Contracts
Short Call Options	5,475,000	5.50	5.53	5.48
Long Put Options	5,475,000	4.50	4.50	4.50
Short Put Options	5,475,000	4.00	4.00	4.00

In those instances where contracts are identical as to time period, volume, strike price, and counterparty, but opposite as to direction (long and short), the volumes and average prices have been netted in the two tables above. Prices stated in the table above for oil may settle against either NYMEX, Brent ICE, or Argus Louisiana Light Sweet Crude indices or quotations, or may reflect a mix of positions settling on various of these benchmarks.

NOTE 7 — ASSET RETIREMENT OBLIGATIONS

A summary of the changes in our asset retirement obligations is included in the table below:

	Year Ended December 31,
	2014	2013	2012

	(dollars in thousands)
Balance, beginning of year	$56,023	$48,593	$46,096
Liabilities incurred	1,129	1,052	787
Liabilities assumed with acquired producing properties	3,002	5,480	1,476
Liabilities settled	(3,942)	(1,548)	(3,562)
Liabilities transferred in sales of properties	(1,886)	(606)	—
Revisions to estimates	6,348	919	1,983
Accretion expense	2,198	2,133	1,813
Balance, end of year	62,872	56,023	48,593
Less: Current portion	1,136	3,844	64
Long term portion	$61,736	$52,179	$48,529

The total revisions included $2.9 million,  $0.4 million, and $0.9 million related to additions to property, plant and equipment for the years ended December 31, 2014, 2013, and 2012, respectively.

NOTE 8 — RELATED PARTY TRANSACTIONS

We have notes payable to our founder which bear interest at 10% with a balance of $24.5 million and $23.3 million at December 31, 2014 and 2013, respectively. See further information at Note 9.

During 2014 and 2013 Michael E. Ellis, our founder, Chief Operating Officer, and Chairman of the Board, received capital distributions from us of $516,500 and $17,500, respectively.

David Murrell, our Vice President, Land and Business Development, is the principal of David Murrell & Associates, which provides land consulting services to us. The primary employee of David Murrell & Associates is his spouse, Brigid Murrell. Services are provided at a pre-negotiated hourly rate based on actual time employed by us. Total expenditures under this arrangement for the years ended December 31, 2014, 2013 and 2012 were approximately $150,000,  $175,000 and $116,000. The contract may be terminated by either party without penalty upon 30 days’ notice.

David McClure, our Vice President, Louisiana Operations,  and the son-in-law of our CEO, Harlan H. Chappelle, received total compensation of $450,000,  $390,000 and $327,000 for the years ended December 31, 2014, 2013 and 2012. Additionally, his position provides him with the use of a company vehicle, similar to our other engineers whose duties include field oversight.

David Pepper,  one of our Landmen, and the nephew of our Vice President, Land and Business Development, David Murrell, received total compensation of $260,000,  $125,000 and $105,000 for the years ended December 31, 2014, 2013 and 2012. Additionally, his position provides him with the use of a company vehicle, similar to our other engineers whose duties include field oversight.

On December 31, 2014, we sold our interests in a partially constructed pipeline and gas processing plant at cost to an affiliate of our Class B unitholder, High Mesa. We recorded $25.5 million in other receivable and $8.5 million in long term note receivable, while recording no gain or loss on the sale at December 31, 2014.  On January 2, 2015, the receivable of $25.5 million was paid. The $8.5 million note receivable, dated December 31, 2014, bears interest at 8% per annum, interest payable only in quarterly installments beginning January 1, 2015, and matures on December 31, 2019.  Immediately after the consummation of the transaction, the $8.5 million promissory note was transferred from NWGP to HMS, a subsidiary of the Parent company High Mesa.  The Company believes the note to be fully collectible and accordingly has not recorded a reserve.

Alta Mesa is a part owner of AEM with an ownership interest of less than 10%.  AEM purchases our oil and natural gas and sells it under short-term contracts generally with month-to-month pricing based on published regional indices, with differentials for transportation, location, and quality taken into account. AEM remits monthly proceeds of its sales to us, and receives a 1% marketing fee.  For additional information on AEM, see Note 12.

NOTE 9 — LONG TERM DEBT

Long-term debt consists of the following:

	December 31,	December 31,
	2014	2013

	(dollars in thousands)
Credit Facility	$319,520	$319,290
Senior Notes	448,088	447,578
Total long-term debt	$767,608	$766,868
Notes payable to founder	$24,540	$23,331

Credit Facility. On May 13, 2010, we entered into a Sixth Amended and Restated Credit Agreement (as amended, the “credit facility”). The credit facility matures on May 23, 2016 and is secured by substantially all of our oil and natural gas properties. The credit facility borrowing base is redetermined periodically and, as of December 31, 2014, the borrowing base under the facility was $375.0 million. The credit facility bears interest at LIBOR plus applicable margins between 2.00% and 2.75% or a “Reference Rate,” which is based on the prime rate of Wells Fargo Bank, N. A., plus a margin ranging from 1.00% to 1.75%, depending on the utilization of our borrowing base. The weighted average rate on outstanding borrowings was 2.89% as of December 31, 2014 and 2.75% as of December 31, 2013.   The letters of credit outstanding as of December 31, 2014 and 2013 were $0.9 million and $65,000, respectively.

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

As of December 31, 2014, we were in compliance with all covenants.  The borrowing base is subject to scheduled semiannual and other elective collateral borrowing base redeterminations based on the value of our oil and natural gas reserves as determined by the lenders under our credit facility, and other factors deemed relevant by our lenders. Recent declines in prices for oil and natural gas may cause our banks to reduce the borrowing base under our revolving credit facility when it is next redetermined in May 2015.

Senior Notes. We have $450 million in outstanding registered senior notes due October 15, 2018 that carry a stated interest rate of 9.625% and an effective interest rate of 9.7825%.  Interest is payable semi-annually each April 15th and October 15th.    The senior notes are unsecured and are general obligations of the Company, and effectively rank junior to any of our existing or future secured indebtedness, which includes the credit facility. The senior notes are unconditionally guaranteed on a senior unsecured basis by each of our material subsidiaries. The balance is presented net of unamortized discount of $1.9 million and $2.4 million at December 31, 2014 and December 31, 2013, respectively.

The senior notes contain an optional redemption provision available beginning October 15, 2015 allowing us to retire the principal outstanding, in whole or in part, at 102.406%.  Additional optional redemption provisions allow for retirement at 100.0% beginning on October 15, 2016, respectively.

Notes Payable to Founder. We have notes payable to our founder which bear simple interest at 10% with a balance of $24.5 million and $23.3 million at December 31, 2014 and December 31, 2013, respectively. The maturity date was extended on March 25, 2014, from December 31, 2018 to December 31, 2021.  Interest and principal are payable at maturity. The notes are convertible into shares of our Class B partner, High Mesa, common stock upon certain conditions in the event of an initial public offering.

These founder notes are unsecured and are subordinate to all debt.  In connection with the March 25, 2014 recapitalization of our Class B partner described in Note 15, the founder notes were amended and restated to subordinate them to the paid in kind (“PIK”) notes of our Class B partner.  The founder notes were also subordinated to the rights of the holders of Class B units to receive distributions under our amended partnership agreement and subordinated to the rights of the holders of Series B Preferred Stock to receive payments.

Interest on the notes payable to our founder amounted to $1.2 million during each of 2014, 2013, and 2012. Such amounts have been added to the balance of the founder notes.

Future maturities of long-term debt, including the notes payable to our founder and unamortized discount, at December 31, 2014 are as follows (dollars in thousands):

Year ending December 31,
2015	$—
2016	319,520
2017	—
2018	450,000
2019	—
Thereafter	24,540
$794,060

The credit facility and senior notes include covenants requiring that we maintain certain financial covenants including a current ratio, leverage ratio, and interest coverage ratio. At December 31, 2014, we were in compliance with the covenants. The terms of the credit facility also restrict our ability to make distributions and investments.

NOTE 10 — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following provides the detail of accounts payable and accrued liabilities:

	December 31,	December 31,
	2014	2013

	(dollars in thousands)
Capital expenditures	$32,990	$18,629
Revenues and royalties payable	7,302	9,699
Operating expenses/taxes	20,716	17,071
Interest	9,136	9,146
Compensation	10,586	8,862
Other	2,605	2,711
Total accrued liabilities	83,335	66,118
Accounts payable	34,225	29,977
Accounts payable and accrued liabilities	$117,560	$96,095

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

On February 13, 2015, the case was dismissed by the U.S. District Judge.  As of December 31, we have not provided any amount for this matter in our consolidated financial statements.

Environmental claims:  Various landowners have sued the Company and/or our wholly owned subsidiaries, in lawsuits concerning several fields in which we have or historically had operations. The lawsuits seek injunctive relief and other relief, including unspecified amounts in both actual and punitive damages for alleged breaches of mineral leases and alleged failure to restore the plaintiffs’ lands from alleged contamination and otherwise from our oil and natural gas operations. We are unable to express an opinion with respect to the likelihood of an unfavorable outcome of the various environmental claims or to estimate the amount or range of potential loss should the outcome be unfavorable. Therefore, we have not provided any amount for these claims in our consolidated financial statements at December 31, 2014.

Due to the nature of our business, some contamination of the real estate property owned or leased by us is possible. Environmental site assessments of the property would be necessary to adequately determine remediation costs, if any.  Management has established a liability for soil contamination in Florida of $1.1 million at December 31, 2014 and $1.1 million at December 31, 2013, based on our undiscounted engineering estimates. The obligations are included in other long-term liabilities in the accompanying consolidated balance sheets.

Title/lease disputes: Title and lease disputes may arise in the normal course of our operations. These disputes have historically been small but could result in an increase or decrease in reserves and/or other forms of settlement, such as cash, once a final resolution to the title dispute is made.

Performance appreciation rights:  In the third quarter of 2014, we adopted the Alta Mesa Holdings, LP Amended and Restated Performance Appreciation Rights Plan (the “Plan”), effective September 24, 2014. The Plan is intended to provide incentive compensation to key employees and consultants who make significant contributions to the Company.  Under the Plan, participants are granted Performance Appreciation Rights (“PARs”) with a stipulated initial value.  The PARs vest over time (as specified in each grant, typically five years) and entitle the owner to receive a cash amount equal to the increase, if any, between the initial stipulated value and the designated value of the PAR on the payment valuation date.  The payment valuation date is the earlier of a liquidity event (as defined in the Plan, but generally intended to be either a recapitalization or an initial public offering of Company equity) or as selected by the participant, but no earlier than five years from the end of the year of the grant.  Both the initial designated value and the designated payment value of the PAR are determined by the Plan’s administrative committee, composed of members of our board of directors.  In the case of a liquidity event, the designated value of all PARs is to be based on the net sale proceeds (as defined in the Plan) from the liquidity event.  After any payment valuation date, regardless of payment or none, vested PARs expire. During 2014, we granted 271,500 PARs at a weighted average initial value of $33.19.  Subsequently to year end, 27,500 PARs with present value of $40 were terminated, resulting in 244,000 PARs issued at a weighted average value of $32.42.  We are unable to express an opinion with respect to the likelihood of a qualifying liquidity event which would result in any payment under the Plan or to estimate any amount which may become payable under the Plan.  We consider the possibility of payment at a fixed determination date absent a positive liquidity event to be remote.  Therefore, we have not provided any amount for this contingent liability in our consolidated financial statements at December 31, 2014.

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

We have a contingent commitment to pay an amount up to a maximum of approximately $2.2 million for properties acquired in 2008. The additional purchase consideration will be paid if certain product price conditions are met.

Commitments

Office and Equipment Leases: We lease office space, as well as certain field equipment such as compressors, under long-term operating lease agreements. The lease for our main office will expire in 2022. Any initial rent-free months are amortized over the life of the lease. Equipment leases are generally for four years or less. Rent expense, including office space and compressors, for the years ended December 31, 2014, 2013, and 2012 amounted to approximately $5.7 million, $5.3 million, and $4.5 million, respectively.

At December 31, 2014, future base rentals for non-cancelable operating leases are as follows (dollars in thousands):

Year Ending December 31,
2015	$2,004
2016	1,562
2017	1,552
2018	1,529
2019	1,580
Thereafter	4,420
$12,647

Additionally, at December 31, 2014, the Company had posted bonds in the aggregate amount of $24.2 million, primarily to cover future abandonment costs.

NOTE 12 — MAJOR CUSTOMERS

We sell our oil and natural gas  primarily under a contract with ARM Energy Management, LLC (“AEM”). Alta Mesa is a part owner of AEM with an ownership interest of less than 10%.  AEM purchases our oil and natural gas and sells it under short-term contracts generally with month-to-month pricing based on published regional indices, with differentials for transportation, location, and quality taken into account. AEM remits monthly proceeds of its sales to us, and receives a 1% marketing fee. Sales to AEM commenced in June 2013. The agreement will terminate in 2018, with additional provisions for extensions beyond five years, and for early termination beginning in January 2015. During the second half of 2013 and throughout 2014, we sold the majority of our production from operated fields to AEM. Production from non-operated fields, the most significant of which were our Eagleville oil field in South Texas and our Hilltop natural gas field in East Texas, was marketed on our behalf by the operators of those properties. Production from the Eagleville field was sold by Murphy Oil Corporation (“Murphy”), the operator of that property. Production from the Hilltop field was sold primarily by EnCana Oil & Gas (USA), Inc. (“EnCana”), the operator of a substantial portion of the wells in that field.

For the year ended December 31, 2014, revenues from AEM were $220.9 million, or 51.1% of total revenue excluding hedging activities. Based on revenues excluding hedging activities, one other major customer, Murphy accounted for 10% or more of revenues, with revenues excluding hedging activities of $61.2 million. For the year ended December 31, 2013, revenues from AEM were $61.3 million, or 16% of total revenue excluding hedging activities. Based on revenues excluding hedging activities,  three other major customers accounted for 10% or more of those revenues individually, with contributions of $119.3 million (Murphy), $53.9 million (Shell Trading (US) Company), and $42.0 million (Plains Marketing and Transportation, Inc.)  On the same basis, for the year ended December 31, 2012, three major customers accounted for 10% or more of those revenues individually, with contributions of $63.3 million (Shell Trading (US) Company),  $50.1 million (Murphy), and $44.8 million (EnCana).      We believe that the loss of any of our significant direct or indirect customers, or of AEM, would not have a material adverse effect on us because alternative purchasers are readily available.

NOTE 13 — 401(k) SAVINGS PLAN

Employees of Alta Mesa Services and Petro Operating Company, LP (“POC”) may participate in a 401(k) savings plan, whereby the employees may elect to make contributions pursuant to a salary reduction agreement. Alta Mesa Services and POC make a matching contribution equal to 50% of an employee’s salary deferral contribution up to a maximum of 8% of an employee’s salary. Matching contributions to the plan were approximately $683,000,  $585,000, and $422,000 for the years ended December 31, 2014, 2013, and 2012, respectively.

NOTE 14 — SIGNIFICANT RISKS AND UNCERTAINTIES

Our business makes us vulnerable to changes in wellhead prices of  oil and natural gas. Historically, world-wide oil and natural gas prices and markets have been volatile, and may continue to be volatile in the future. In particular, the prices of oil and natural gas were highly volatile in 2014 and declined dramatically in the second half of the year.  Continued depressed oil and natural gas prices, further price declines or any other unfavorable market conditions could have a material adverse effect on our financial condition and on the carrying value of our proved reserves.    Sustained low oil or natural gas prices may require us to further write down the value of our oil and natural gas properties and/or revise our development plans, which may cause certain of our undeveloped well locations to no longer be deemed proved. As a result of the depressed commodity prices and in order to preserve our liquidity, we have reduced our budgeted capital expenditures for 2015. This could cause a reduction in the borrowing base under our credit facility. Low prices

may also reduce our cash available for distribution, acquisitions and for servicing our indebtedness.    We mitigate some of this vulnerability by entering into oil and natural gas price derivative contracts. See Note 6.

NOTE 15 — PARTNERS’ CAPITAL (DEFICIT)

Our partnership agreement provides for two classes of limited partners.  Class A partners include our founder and other parties.  Our Class B partner was Alta Mesa Investment Holdings, Inc. (“AMIH”).  AMIH has subsequently changed its name to High Mesa, Inc. (“High Mesa”).  Prior to March 25, 2014, AMIH was an affiliate of Denham Capital Management LP, a private equity firm focused on energy and commodities.

On March 25, 2014, High Mesa completed a $350 million recapitalization with an investment from Highbridge Principal Strategies LLC (“Highbridge”).  Proceeds from the investment were used in part to purchase the investment of Denham Capital Management LP in High Mesa. Our Board of Directors includes one member nominated by Highbridge and four members nominated by the Class A partners.  High Mesa is our sole Class B partner.

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

Ownership of High Mesa is distributed among two classes of equity.  Highbridge owns all of the convertible PIK preferred stock of High Mesa.  The common stock of High Mesa is owned by our Class A partners. Highbridge also holds senior PIK notes issued by High Mesa.

Distribution and Income Allocation: In connection with the recapitalization, our partnership agreement was amended and restated to provide, among other things, that all distributions under the partnership agreement shall first be made to holders of Class B Units, until all principal and interest has been extinguished under the senior PIK notes issued by High Mesa to Highbridge.  After such extinguishment of the senior PIK notes, distributions shall then be made to holders of Class A and Class B Units pursuant to the distribution formulas set forth in the amended partnership agreement

The Class B Partner may require the General Partner to make distributions; however, any distribution must be permitted under the terms of our credit facility and our senior notes.

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

NOTE 16 — SUBSEQUENT EVENTS

The Company has evaluated the period after the balance sheet date, noting no subsequent events or transactions that required recognition or disclosure in the financial statements.

NOTE 17 — SUBSIDIARY GUARANTORS

All of our material wholly-owned subsidiaries are guarantors under the terms of both our senior notes and our credit facility.

Our consolidated financial statements reflect the combined financial position of these subsidiary guarantors. Our parent company, Alta Mesa Holdings, LP, has no independent operations, assets, or liabilities. The guarantees are full and unconditional (except for customary release provisions) and joint and several. Those subsidiaries which are not wholly owned and are not guarantors are minor. There are no restrictions on dividends, distributions, loans, or other transfers of funds from the subsidiary guarantors to our parent company.

NOTE 18 — SUPPLEMENTAL QUARTERLY INFORMATION (Unaudited)

Results of operations by quarter for the year ended December 31, 2014 were:

	Quarter Ended
2014	March 31	June 30	Sept 30	Dec 31

	(dollars in thousands)
Revenues (1)	$165,891	$86,254	$184,111	$179,951
Income (loss) from operations (2)	71,461	(25,186)	73,025	35,873
Net income (loss)	$56,893	$(38,812)	$59,326	$21,793
(1)	Includes $73.1 million and $18.3 million gain on sale of asset in March 31, 2014 and September 30, 2014, respectively.
(2)	Includes $18.3 million and $8.7 million of impairment expense in June 30, 2014 and September 30, 2014, respectively.

Results of operations by quarter for the year ended December 31, 2013 were:

	Quarter Ended
2013	March 31	June 30	Sept 30	Dec 31

	(dollars in thousands)
Revenues	$68,578	$123,531	$77,759	$85,924
Income (loss) from operations (3)	(1,066)	29,799	(11,915)	(115,469)
Net income (loss)	$(14,286)	$16,168	$(25,737)	$(129,860)

(3)	Includes $7.4 million, $19.2 million and $114.5 million of impairment expense in March, 31, 2013, June 30, 2013 and December 31, 2013, respectively.

NOTE 19 — SUPPLEMENTAL OIL AND NATURAL GAS DISCLOSURES (Unaudited)

The unaudited reserve and other information presented below is provided as supplemental information in accordance with the provisions of ASC Topic 932-235.

Oil and natural gas producing activities are conducted onshore within the continental United States and all of our proved reserves are located within the United States.

Estimated Quantities of Proved Reserves

The following table sets forth our net proved reserves as of December 31, 2014, 2013, and 2012, and the changes therein during the years then ended. Proved oil and natural gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made.

	Oil	Gas	NGL's	BOE

	(MBbls)	(MMcf)	(MBbls)	(MBbls)

Total Proved Reserves:
Balance at December 31, 2011	16,933	217,266	4,845	57,989
Production	(2,138)	(21,372)	(365)	(6,065)
Purchases in place	335	6,619	8	1,446
Discoveries and extensions	10,173	18,870	1,187	14,505
Revisions of previous quantity estimates and other	(4,683)	(68,894)	20	(16,144)
Balance at December 31, 2012	20,620	152,489	5,695	51,731
Production	(2,897)	(16,664)	(398)	(6,072)
Purchases in place	1,462	1,265	—	1,673
Discoveries and extensions	14,541	29,012	1,969	21,345
Sales of reserves in place	(13)	(10,912)	—	(1,832)
Revisions of previous quantity estimates and other	(1,196)	(22,925)	(1,531)	(6,549)
Balance at December 31, 2013	32,517	132,265	5,735	60,296
Production	(3,770)	(14,449)	(537)	(6,715)
Purchases in place	610	327	—	665
Discoveries and extensions	13,281	28,822	4,119	22,204
Sales of reserves in place	(6,298)	(35,857)	(949)	(13,223)
Revisions of previous quantity estimates and other	(4,996)	(7,960)	20	(6,304)
Balance at December 31, 2014	31,344	103,148	8,388	56,923

Proved Developed Reserves:
Balance at December 31, 2012	10,467	111,206	4,209	33,211
Balance at December 31, 2013	16,335	92,640	3,138	34,913
Balance at December 31, 2014	15,182	63,334	4,028	29,765
Proved Undeveloped Reserves:
Balance at December 31, 2012	10,153	41,283	1,486	18,520
Balance at December 31, 2013	16,182	39,625	2,597	25,383
Balance at December 31, 2014	16,162	39,814	4,360	27,158

Capitalized Costs Relating to Oil and Natural Gas Producing Activities

	December 31,
	2014	2013

	(dollars in thousands)
Capitalized costs:
Proved properties	$1,417,785	$1,405,658
Unproved properties	84,620	86,721
Total	1,502,405	1,492,379
Accumulated depreciation, depletion, amortization and impairment	(816,229)	(800,609)
Net capitalized costs	$686,176	$691,770

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

	Year Ended December 31,
	2014	2013	2012

	(dollars in thousands)
Costs incurred during the year:
Property acquisition costs
Unproved	$33,787	$34,884	$31,695
Proved (1)	7,462	35,954	12,192
Exploration	59,201	55,300	46,559
Development (2)	341,594	242,912	200,974
	$442,044	$369,050	$291,420

(1)	Property acquisition costs for proved properties in 2013 include primarily the proved portion of the Stone acquisition ($30.6 million).

(2)   Includes asset retirement costs of $4.5 million, $1.4 million, and $1.7 million for the years ended December 31, 2014, 2013, and 2012, respectively.

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

Future cash inflows as of December 31, 2014 and 2013 were calculated using an un-weighted arithmetic average of oil and natural gas prices in effect on the first day of each month in the respective year, except where prices are defined by contractual arrangements. Operating costs, production and ad valorem taxes and future development costs are based on current costs with no escalation.

Actual future prices and costs may be materially higher or lower. Actual future net revenues also will be affected by factors such as actual production, supply and demand for oil and natural gas, curtailments or increases in consumption by natural gas purchasers, changes in governmental regulations or taxation and the impact of inflation on costs.

The following table sets forth the components of the standardized measure of discounted future net cash flows for the years ended December 31, 2014, 2013, and 2012:

	Year Ended December 31,
	2014	2013	2012

	(dollars in thousands)
Future cash flows	$3,737,412	$3,959,938	$2,742,588
Future production costs	(991,149)	(1,146,123)	(928,398)
Future development costs	(450,659)	(474,191)	(348,042)
Future taxes on income	—	—	—
Future net cash flows	2,295,604	2,339,624	1,466,148
Discount to present value at 10 percent per annum	(877,558)	(933,350)	(551,727)
Standardized measure of discounted future net cash flows	$1,418,046	$1,406,274	$914,421
Base price for crude oil, per Bbl, in the above computation was:	$94.99	$96.78	$94.71
Base price for natural gas, per Mcf, in the above computation was:	$4.35	$3.67	$2.76

No consideration was given to the Company’s hedged transactions.

Changes in Standardized Measure of Discounted Future Net Cash Flows

The following table sets forth the changes in standardized measure of discounted future net cash flows:

	Year Ended December 31,
	2014	2013	2012

	(dollars in thousands)
Balance at beginning of year	$1,406,274	$914,421	$1,070,196
Sales of oil and natural gas, net of production costs	(320,130)	(263,952)	(189,709)
Changes in sales and transfer prices, net of production costs	(153,770)	69,609	(291,285)
Revisions of previous quantity estimates	(477,377)	(150,634)	(250,424)
Purchases of reserves-in-place	21,633	93,877	10,283
Sales of reserves-in-place	(107,414)	(11,193)	—
Current year discoveries and extensions	701,820	621,832	420,496
Changes in estimated future development costs	2,591	11,623	54,493
Development costs incurred during the year	161,357	75,973	49,834
Accretion of discount	140,627	91,442	107,020
Net change in income taxes	—	—	—
Change in production rate (timing) and other	42,435	(46,724)	(66,483)
Net change	11,772	491,853	(155,775)
Balance at end of year	$1,418,046	$1,406,274	$914,421