Form 10-Q
period 2015-03-31
Alta Mesa Holdings, LP
filed 2015-05-15
CIK 1518403

]

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

PART I — FINANCIAL INFORMATION

ITEM  1. Financial Statements

ALTA MESA HOLDINGS, LP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2015	2014

	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,738	$1,349
Short-term restricted cash	105	23,793
Accounts receivable, net	34,804	43,581
Other receivables	12,368	33,738
Prepaid expenses and other current assets	3,927	2,132
Derivative financial instruments	46,551	59,803
Total current assets	102,493	164,396
PROPERTY AND EQUIPMENT
Oil and natural gas properties, successful efforts method, net	621,435	686,176
Other property and equipment, net	11,365	11,505
Total property and equipment, net	632,800	697,681
OTHER ASSETS
Long-term restricted cash	—	900
Investment in LLC — cost	9,000	9,000
Deferred financing costs, net	7,380	8,100
Notes receivable	8,672	8,500
Advances to operators	305	619
Deposits and other assets	1,085	1,124
Derivative financial instruments	33,569	27,271
Total other assets	60,011	55,514
TOTAL ASSETS	$795,304	$917,591
LIABILITIES AND PARTNERS'( DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$106,926	$117,560
Current portion, asset retirement obligations	909	1,136
Total current liabilities	107,835	118,696
LONG-TERM LIABILITIES
Asset retirement obligations, net of current portion	62,179	61,736
Long-term debt	758,735	767,608
Notes payable to founder	24,838	24,540
Other long-term liabilities	12,912	6,457
Total long-term liabilities	858,664	860,341
TOTAL LIABILITIES	966,499	979,037
Commitments and Contingencies (Note 10)
PARTNERS' (DEFICIT)	(171,195)	(61,446)
TOTAL LIABILITIES AND PARTNERS' (DEFICIT)	$795,304	$917,591

The accompanying notes are an integral part of these consolidated financial statements.

ALTA MESA HOLDINGS, LP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

	(in thousands)
OPERATING AND OTHER REVENUES
Oil	$49,432	$79,742
Natural gas	8,241	18,685
Natural gas liquids	2,676	4,942
Other revenues	193	63
Total operating revenues	60,542	103,432
Gain on sale of assets	134	73,158
Gain (loss) — oil and natural gas derivative contracts	26,759	(10,699)
Total operating and other revenues	87,435	165,891
OPERATING EXPENSES
Lease and plant operating expense	18,394	19,054
Production and ad valorem taxes	4,273	7,676
Workover expense	3,322	2,765
Exploration expense	24,508	9,479
Depreciation, depletion, and amortization expense	40,725	29,279
Impairment expense	73,050	902
Accretion expense	544	558
General and administrative expense	17,696	24,717
Total operating expenses	182,512	94,430
INCOME (LOSS) FROM OPERATIONS	(95,077)	71,461
OTHER INCOME (EXPENSE)
Interest expense	(14,309)	(14,288)
Interest income	175	3
Total other income (expense)	(14,134)	(14,285)
INCOME (LOSS) BEFORE STATE INCOME TAXES	(109,211)	57,176
(Provision) For State Income Taxes	—	(283)
NET INCOME (LOSS)	$(109,211)	$56,893

The accompanying notes are an integral part of these consolidated financial statements.

ALTA MESA HOLDINGS, LP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(109,211)	$56,893
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization expense	40,725	29,279
Impairment expense	73,050	902
Accretion expense	544	558
Amortization of loan costs	721	715
Amortization of debt discount	127	128
Dry hole expense	18,382	6,259
Expired leases	324	144
(Gain) loss — oil and natural gas derivative contracts	(26,759)	10,699
Settlements of derivative contracts	33,712	(1,283)
Interest converted into debt	298	298
Interest on notes receivable	(172)	—
(Gain) on sale of assets	(134)	(73,158)
Changes in assets and liabilities:
Accounts receivable	8,777	(6,050)
Other receivables	21,370	(207)
Prepaid expenses and other non-current assets	(1,442)	2,999
Settlement of asset retirement obligation	(491)	(1,073)
Accounts payable, accrued liabilities, and other long-term liabilities	24,106	29,732
NET CASH PROVIDED BY OPERATING ACTIVITIES	83,927	56,835
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property and equipment	(95,586)	(83,527)
Proceeds from sale of property	—	173,595
Investment in restricted cash related to property divestiture	24,588	—
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(70,998)	90,068
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	21,000	22,500
Repayments of long-term debt	(30,000)	(169,270)
Capital distributions	(540)	—
NET CASH USED IN FINANCING ACTIVITIES	(9,540)	(146,770)
NET INCREASE IN CASH AND CASH EQUIVALENTS	3,389	133
CASH AND CASH EQUIVALENTS, beginning of period	1,349	6,537
CASH AND CASH EQUIVALENTS, end of period	$4,738	$6,670
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$1,993	$1,832
Cash (received) during the period for state taxes	$—	$(125)
Change in asset retirement obligations	$363	$1,590
Change in accruals or liabilities for capital expenditures	$(28,474)	$(1,753)

The accompanying notes are an integral part of these consolidated financial statements.

ALTA MESA HOLDINGS, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.  DESCRIPTION OF BUSINESS

Alta Mesa Holdings, LP and its subsidiaries (“we,” “us,” “our,” the “Company,” and “Alta Mesa”) is an independent energy company engaged primarily in the acquisition, exploration, development, and production of onshore oil and natural gas properties. Our core properties are located primarily in Oklahoma, Louisiana, and Texas.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company has provided a discussion of significant accounting policies in Note 2 in its Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Annual Report”). There have been no changes to the Company’s significant accounting policies since December 31, 2014.

Principles of Consolidation and Reporting

The consolidated financial statements reflect our accounts after elimination of all significant intercompany transactions and balances. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual consolidated financial statements for the year ended December 31, 2014, which were filed with the Securities and Exchange Commission in our 2014 Annual Report.

The consolidated financial statements included herein as of March 31, 2015, and for the three month periods ended March 31, 2015 and 2014, are unaudited, and in the opinion of management, the information furnished reflects all material adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of consolidated financial position and of the results of operations for the interim periods presented. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Certain minor reclassifications of prior period consolidated financial statements have been made to conform to current reporting practices. The reclassifications had no impact on net income (loss) or partners’ (deficit).   The consolidated results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

Use of Estimates

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

Recent Accounting Pronouncements

In March 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The guidance is effective for interim periods and annual periods beginning after December 15, 2015; however early adoption is permitted. The Company does not believe the adoption of this guidance will have a material impact on its financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers.  The update provides guidance concerning the recognition and measurement of revenue from contracts with customers.  ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2016. The standard is required to be adopted using either the full retrospective approach, with all prior periods presented adjusted, or the modified retrospective approach, with a cumulative adjustment to retained earnings on the opening balance sheet. In April 2015, the FASB proposed to delay the effective date one year, beginning in fiscal year 2018. The proposal will be subject to the FASB’s due process requirement, which includes a period for public comments.  We are currently evaluating the impact of adopting this standard on our consolidated financial statements, and whether to use the full retrospective approach or the modified retrospective approach.

 3. SIGNIFICANT DIVESTITURES

Eagleville Divestiture

On March 25, 2014, we closed the sale of certain of our properties located primarily in Karnes County, Texas to Memorial Production Operating LLC, comprising a portion of our Eagleville field (“Eagleville divestiture”).  The properties sold included a working interest in all of our producing wells as of the effective date of January 1, 2014.  We retained a net profits interest in these wells based on 50% of our original working interest in 2014, declining to 30% in 2015, 15% in 2016, and zero in 2017.  Also included in the sale was a 30% undivided interest in all our Eagleville mineral leases and interests, and 30% of our working interest in all our wells in progress on December 31, 2013 or drilled after January 1, 2014.  The Company received cash consideration of $171 million after customary closing adjustments.    We estimate the proved developed and undeveloped reserves sold were approximately 7.5 MMBOE, and we retained proved reserves of approximately 7.7 MMBOE, 67% of which were proved undeveloped as of December 31, 2014.  We recorded a gain on sale from the Eagleville divestiture of $72.5 million during 2014, based on an allocation of basis between the properties sold and properties retained.

The portion of Eagleville field sold contributed approximately $6.6 million in pre-tax profit for the three months ended March 31, 2014.

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31,	December 31,
	2015	2014
	(in thousands)
	(unaudited)
OIL AND NATURAL GAS PROPERTIES
Unproved properties	$79,685	$84,620
Accumulated impairment	(3,351)	(3,749)
Unproved properties, net	76,334	80,871
Proved oil and natural gas properties	1,468,331	1,417,785
Accumulated depreciation, depletion, amortization and impairment	(923,230)	(812,480)
Proved oil and natural gas properties, net	545,101	605,305
TOTAL OIL AND NATURAL GAS PROPERTIES, net	621,435	686,176
LAND	2,820	2,820
OTHER PROPERTY AND EQUIPMENT
Office furniture and equipment, vehicles	17,881	17,302
Accumulated depreciation	(9,336)	(8,617)
OTHER PROPERTY AND EQUIPMENT, net	8,545	8,685
TOTAL PROPERTY AND EQUIPMENT, net	$632,800	$697,681

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

Our senior notes are carried at historical cost, net of amortized discount; we estimate the fair value of the senior notes for disclosure purposes. We have estimated the fair value of our $450 million senior notes payable to be $344.3 million at March 31, 2015. This estimation is based on the most recent trading values of the notes at or near the reporting dates, which is a Level 1 determination.  See Note 8 for information on long-term debt.

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

Oil and natural gas properties are subject to impairment testing and potential impairment write down. Oil and natural gas properties with a carrying amount of $272.0 million were written down to their fair value of $198.9 million, resulting in an impairment charge of $73.1 million for the three months ended March 31, 2015. Oil and natural gas properties with a carrying amount of $1.2 million were written down to their fair value of $0.3 million, resulting in an impairment charge of $0.9 million for the three months ended March 31, 2014. Significant Level 3 assumptions used in the calculation of estimated discounted cash flows in the impairment analysis included our estimate of future oil and natural gas prices, production costs, development expenditures, estimated timing of production of proved reserves, appropriate risk-adjusted discount rates, and other relevant data.

New additions to asset retirement obligations result from estimations for new properties, and fair values for them are categorized as Level 3. Such estimations are based on present value techniques that utilize company-specific information for such inputs as cost and timing of plugging and abandonment of wells and facilities. We recorded $0.4 million and $0.2 million in additions to asset retirement obligations measured at fair value during the three months ended March 31, 2015 and 2014, respectively.

The following table presents information about our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

	Level 1	Level 2	Level 3	Total

	(in thousands)
At March 31, 2015 (unaudited):
Financial Assets:
Derivative contracts for oil and natural gas	—	$128,748	—	$128,748
Financial Liabilities:
Derivative contracts for oil and natural gas	—	$48,628	—	$48,628
At December 31, 2014:
Financial Assets:
Derivative contracts for oil and natural gas	—	$140,652	—	$140,652
Financial Liabilities:
Derivative contracts for oil and natural gas	—	$53,578	—	$53,578

The amounts above are presented on a gross basis; presentation on our consolidated balance sheets utilizes netting of assets and liabilities with the same counterparty where master netting agreements are in place.

6. DERIVATIVE FINANCIAL INSTRUMENTS

We account for our derivative contracts under the provisions of ASC 815, “Derivatives and Hedging.” We have entered into forward-swap contracts and collar contracts to reduce our exposure to price risk in the spot market for sales of oil and natural gas. We also have utilized financial basis swap contracts, which address the price differential between market-wide benchmark prices and other benchmark pricing referenced in certain of our crude oil and natural gas sales contracts. Substantially all of our hedging agreements are executed by affiliates of our lenders under the credit facility described in Note 8 below, and are collateralized by the security interests of the respective affiliated lenders in certain of our assets under the credit facility. The contracts settle monthly and are scheduled to coincide with either oil production equivalent to barrels (Bbl) per month or gas production equivalent to volumes in millions of British thermal units (MMbtu) per month. The contracts represent agreements between us and the counter-parties to exchange cash based on a designated price, or in the case of financial basis hedging contracts, based on a designated price differential between various benchmark prices. Cash settlement occurs monthly. No derivative contracts have been entered into for trading or speculative purposes.

We have not designated any of our derivative contracts as fair value or cash flow hedges; accordingly, we use mark-to-market accounting, recognizing changes in the fair value of derivative contracts in the consolidated statement of operations at each reporting date.

Derivative contracts are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets. This netting can cause derivative assets to be ultimately presented in a (liability) account on the consolidated balance sheets. Likewise, derivative (liabilities) could be presented in an asset account.

The following table summarizes the fair value and classification of our derivative instruments, none of which have been designated as hedging instruments under ASC 815:

Fair Values of Derivative Contracts

			Net Fair
	Gross	Gross amounts	Value of Assets
March 31, 2015	Fair Value	offset against assets	presented in
Balance sheet location	of Assets	in the Balance Sheet	the Balance Sheet

	(in thousands)
	(unaudited)
Derivative financial instruments, current assets	$77,063	$(30,512)	$46,551
Derivative financial instruments, long-term assets	56,814	(23,245)	33,569
Total	$133,877	$(53,757)	$80,120

			Net Fair
	Gross	Gross amounts	Value of Liabilities
March 31, 2015	Fair Value	offset against liabilities	presented in
Balance sheet location	of Liabilities	in the Balance Sheet	the Balance Sheet

	(in thousands)
	(unaudited)
Derivative financial instruments, current liabilities	$30,512	$(30,512)	$—
Derivative financial instruments, long-term liabilities	23,245	(23,245)	—
Total	$53,757	$(53,757)	$—

			Net Fair
	Gross	Gross amounts	Value of Assets
December 31, 2014	Fair Value	offset against assets	presented in
Balance sheet location	of Assets	in the Balance Sheet	the Balance Sheet

	(in thousands)
Derivative financial instruments, current assets	$91,341	$(31,538)	$59,803
Derivative financial instruments, long-term assets	55,325	(28,054)	27,271
Total	$146,666	$(59,592)	$87,074

			Net Fair
	Gross	Gross amounts	Value of Liabilities
December 31, 2014	Fair Value	offset against liabilities	presented in
Balance sheet location	of Liabilities	in the Balance Sheet	the Balance Sheet

	(in thousands)
Derivative financial instruments, current liabilities	$31,538	$(31,538)	$—
Derivative financial instruments, long-term liabilities	28,054	(28,054)	—
Total	$59,592	$(59,592)	$—

The following table summarizes the effect of our derivative instruments in the consolidated statements of operations:

Derivatives not		Three Months Ended
designated as hedging	Location of	March 31,
instruments under ASC 815	Gain (Loss)	2015	2014

		(in thousands)
		(unaudited)
Oil commodity contracts	Gain (loss) —
	oil and natural gas
	derivative contracts	$20,741	$(4,969)
Natural gas commodity contracts	Gain (loss) —
	oil and natural gas
	derivative contracts	6,018	(5,730)
Total gains (losses) from
derivatives not designated as hedges		$26,759	$(10,699)

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

We had the following open derivative contracts for crude oil at March 31, 2015 (unaudited):

OIL DERIVATIVE CONTRACTS

	Volume	Weighted	Range
Period and Type of Contract	in Bbls	Average	High	Low
2015
Price Swap Contracts	1,567,350	$69.99	$93.00	$50.80
Collar Contracts
Short Call Options	110,000	95.50	95.50	95.50
Long Put Options	980,850	81.22	90.00	65.00
Short Put Options	1,145,850	71.88	90.00	60.00
2016
Price Swap Contracts	366,000	93.00	94.92	85.35
Collar Contracts
Short Call Options	1,042,700	102.18	130.00	75.00
Long Put Options	1,042,700	81.95	95.00	63.00
Short Put Options	1,225,700	68.67	75.00	60.00
2017
Collar Contracts
Short Call Options	927,450	103.47	113.83	85.00
Long Put Options	744,950	83.26	90.00	80.00
Short Put Options	744,950	63.26	70.00	60.00
2018
Collar Contracts
Short Call Options	307,400	104.39	104.65	104.15
Long Put Options	307,400	80.00	80.00	80.00
Short Put Options	307,400	60.00	60.00	60.00

We had the following open derivative contracts for natural gas at March 31, 2015 (unaudited):

NATURAL GAS DERIVATIVE CONTRACTS

	Volume in	Weighted	Range
Period and Type of Contract	MMBtu	Average	High	Low
2015
Price Swap Contracts	2,887,500	$5.07	$5.91	$4.31
Collar Contracts
Short Call Options	5,500,000	4.52	4.52	4.51
Long Put Options	6,088,500	3.95	4.00	3.50
Short Put Options	6,393,500	3.12	3.50	2.75
2016
Price Swap Contracts	8,418,000	4.22	4.23	4.22
Collar Contracts
Short Call Options	455,000	7.50	7.50	7.50
Long Put Options	455,000	5.50	5.50	5.50
Short Put Options	5,341,100	3.01	4.00	2.72
2017
Collar Contracts
Short Call Options	6,570,000	5.00	5.00	4.98
Long Put Options	6,570,000	4.50	4.50	4.50
Short Put Options	6,570,000	4.00	4.00	4.00
2018
Collar Contracts
Short Call Options	5,475,000	5.50	5.53	5.48
Long Put Options	5,475,000	4.50	4.50	4.50
Short Put Options	5,475,000	4.00	4.00	4.00

 In those instances where contracts are identical as to time period, volume and strike price, and counterparty, but opposite as to direction (long and short), the volumes and average prices have been netted in the two tables above.  Prices stated in the table above for oil may settle against either the NYMEX or Brent ICE indices or may reflect a mix of positions settling on these two indices.

7. ASSET RETIREMENT OBLIGATIONS

A summary of the changes in our asset retirement obligations is included in the table below:

Three Months Ended
(in thousands)	March 31, 2015

(unaudited)
Balance, beginning of year	$62,872
Liabilities incurred	363
Liabilities settled	(491)
Liabilities transferred in sales of properties	(8)
Revisions to estimates	(192)
Accretion expense	544
Balance, March 31, 2015	63,088
Less: Current portion	909
Long term portion	$62,179

Total revisions did not include any additions to property, plant and equipment for the three months ended March, 31, 2015.

8. LONG-TERM DEBT AND NOTES PAYABLE TO FOUNDER

Long-term debt and notes payable to founder consists of the following:

	March 31,	December 31,
	2015	2014

	(in thousands)
	(unaudited)
Credit Facility	$310,520	$319,520
Senior Notes , net of discount	448,215	448,088
Total long-term debt	$758,735	$767,608
Notes payable to founder	$24,838	$24,540

Credit Facility. On May 13, 2010, we entered into a Sixth Amended and Restated Credit Agreement (as amended, the “credit facility”). The credit facility matures on May 23, 2016 and is secured by substantially all of our oil and gas properties. The credit facility is based on our proved reserves and the value attributed to those reserves.  The credit facility borrowing base is redetermined periodically semi-annually in May and November and, as of March 31, 2015, the borrowing base under the facility was $375 million.    The credit facility bears interest at LIBOR plus applicable margins between 2.00% and 2.75% or a “Reference Rate,” which is based on the prime rate of Wells Fargo Bank, N. A., plus a margin ranging from 1.00% to 1.75%, depending on the utilization of our borrowing base. The weighted average rate on outstanding borrowings was 2.82% as of March 31, 2015 and 2.89% as of December 31, 2014.  The letters of credit outstanding as of March 31, 2015 were $0.9 million.

The credit facility contains customary covenants including, among others, defined financial covenants, including minimum working capital levels (the ratio of current assets plus the unused borrowing base, to current liabilities, excluding assets and liabilities related to derivative contracts) of 1.0 to 1.0, minimum coverage of interest expenses of 3.0 to 1.0, and maximum leverage of 4.00 to 1.00.  The interest coverage and leverage ratios refer to the ratio of earnings before interest, taxes, depreciation, depletion, amortization, and exploration expense (“EBITDAX”, as defined more specifically in the credit agreement) to interest expense and to total debt (as defined), respectively. Financial ratios are calculated quarterly using EBITDAX for the most recent twelve months.  As of March 31, 2015, we were in compliance with all covenants.

Senior Notes. We have $450 million in outstanding registered senior notes due October 15, 2018 that carry a stated interest rate of 9.625% and an effective rate of 9.7825%.  Interest is payable semi-annually each April 15th and October 15th.  The senior notes are unsecured and are general obligations of the Company, and effectively rank junior to any of our existing or future secured indebtedness, which includes the credit facility. The senior notes are unconditionally guaranteed on a senior unsecured basis by each of our material subsidiaries. The balance is presented net of unamortized discount of $1.8 million and $1.9 million at March 31, 2015 and December 31, 2014, respectively.

The senior notes contain an optional redemption provision that began on October 15, 2014 allowing us to retire the principal outstanding, in whole or in part, at 104.813%.  Additional optional redemption provisions allow for retirement at 102.406% and 100.0% beginning on each of October 15, 2015 and 2016, respectively.

Notes Payable to Founder. We have notes payable to our founder that bear simple interest at 10% with a balance of $24.8 million and $24.5 million at March 31, 2015 and December 31, 2014, respectively.  The maturity date was extended on March 25, 2014 from December 31, 2018 to December 31, 2021.  Interest and principal are payable at maturity. The notes are convertible into shares of our Class B partner, High Mesa, Inc., common stock upon certain conditions in the event of an initial public offering.

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

Interest on the notes payable to our founder amounted to $0.3 million for each of the three months ended March 31, 2015 and 2014. Such amounts have been added to the balance of the founder notes.

During the three months ended March 31, 2015 and 2014, the Company amortized $0.7 million of deferred financing costs to interest expense using the straight-line method, which approximates the effective interest method, over the term of the related debt.

9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following provides the detail of accounts payable and accrued liabilities:

	March 31,	December 31,
	2015	2014

	(in thousands)
	(unaudited)
Capital expenditures	$13,529	$32,990
Revenues and royalties payable	5,924	7,302
Operating expenses/taxes	24,887	20,716
Interest	20,306	9,136
Compensation	10,144	10,586
Other	8,409	2,605
Total accrued liabilities	83,199	83,335
Accounts payable	23,727	34,225
Accounts payable and accrued liabilities	$106,926	$117,560

10. COMMITMENTS AND CONTINGENCIES

Contingencies

Environmental claims: Various landowners have sued the Company and/or our wholly owned subsidiaries, in lawsuits concerning several fields in which we have or historically had operations in Louisiana.  The lawsuits seek injunctive relief and other relief, including unspecified amounts in both actual and punitive damages for alleged breaches of mineral leases and alleged failure to restore the plaintiffs’ lands from alleged contamination and otherwise from our oil and natural gas operations. We are unable to express an opinion with respect to the likelihood of an unfavorable outcome of the various environmental claims or to estimate the amount or range of potential loss should the outcome be unfavorable. Therefore, we have not provided any material amounts for these claims in our consolidated financial statements at March 31, 2015.

Due to the nature of our business, some contamination of the real estate property owned or leased by us is possible. Environmental site assessments of the property would be necessary to adequately determine remediation costs, if any.  Management has established a liability for soil contamination in Florida of $1.2 million and $1.1 million at March 31, 2015 and December 31, 2014, respectively, based on our undiscounted engineering estimates. The obligations are included in other long-term liabilities in the accompanying consolidated balance sheets.

Title/lease disputes: Title and lease disputes may arise in the normal course of our operations. These disputes are usually small but could result in an increase or decrease in reserves and/or other forms of settlement, such as cash, once a final resolution to the title dispute is made.

Performance appreciation rights:  In the third quarter of 2014 we adopted the Alta Mesa Holdings, LP Amended and Restated Performance Appreciation Rights Plan (the “Plan”), effective September 24, 2014.  The Plan is intended to provide incentive compensation to key employees and consultants who make significant contributions to the Company.  Under the Plan, participants are granted Performance Appreciation Rights (“PARs”) with a stipulated initial value.  The PARs vest over time (as specified in each grant, typically five years) and entitle the owner to receive a cash amount equal to the increase, if any, between the initial stipulated value and the designated value of the PAR on the payment valuation date.  The payment valuation date is the earlier of a liquidity event (as defined in the Plan, but generally intended to be either a recapitalization or an initial public offering of Company equity) or as selected by the participant, but no earlier than five years from the end of the year of the grant.  Both the initial designated value and the designated payment value of the PAR are determined by the Plan’s administrative committee, composed of members of our board of directors. In the case of a liquidity event, the designated value of all PARs is to be based on the net sale proceeds (as defined in the Plan) from the liquidity event.  After any payment valuation date, regardless of payment or none, vested PARs expire. During the first quarter of 2015 no new PARs were granted and 27,500 PARs were terminated, resulting in 244,000 PARs. We are unable to express an opinion with respect to the likelihood of a qualifying liquidity event which would result in any payment under the Plan or to estimate any amount which may become payable under the Plan. We consider the possibility of payment at a fixed determination date absent a positive liquidity event to be remote.  Therefore, we have not provided any amount for this contingent liability in our consolidated financial statements at March 31, 2015 or December 31, 2014.

Litigation: On April 13, 2005, Henry Sarpy and several other plaintiffs filed a petition against Exxon, Extex, The Meridian Resource Company (“TMRC” our wholly-owned subsidiary), and the State of Louisiana for contamination of their land in the New Sarpy and/or Good Hope Field in St. Charles Parish.  Petitioners claim they are owners of land upon which oil field waste pits containing dangerous and contaminating substances are located.  Plaintiffs alleged that they discovered in May 2004 that their property is contaminated with oil field wastes greater than represented by Exxon.  The property was originally owned by Exxon and was sold to TMRC.  TMRC subsequently sold the property to Extex. We have been defending this ongoing case and investigating the scope of the Plaintiffs’ alleged damage.  On April 14, 2015, TMRC entered into a Memorandum of Understanding with Exxon to settle the claims in this ongoing matter.    As of March 31, 2015, we have accrued approximately $5.0 million as the outcome of the litigation was deemed probable and estimable.

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

11. SIGNIFICANT RISKS AND UNCERTAINTIES

Our business makes us vulnerable to changes in wellhead prices of crude oil and natural gas. Historically, world-wide oil and natural gas prices and markets have been volatile, and may continue to be volatile in the future. In particular, the prices of oil and natural gas were highly volatile in 2014 and declined dramatically in the second half of 2014 and remain depressed as of March 31, 2015.  Continued depressed oil and natural gas prices, further price declines or any other unfavorable market conditions could have a material adverse effect on our financial condition and on the carrying value of our proved reserves.  Sustained low oil or natural gas prices may require us to further write down the value of our oil and natural gas properties and/or revise our development plans, which may cause certain of our undeveloped well locations to no longer be deemed proved. As a result of the depressed commodity prices and in order to preserve our liquidity, we have reduced our budgeted capital expenditures for 2015.    Low prices may also reduce our cash available for distribution, acquisitions and for servicing our indebtedness.  We mitigate some of this vulnerability by entering into oil and natural gas price derivative contracts.  See Note 6.

12. PARTNERS’ (DEFICIT)

Management and Control:  Our business and affairs are managed by Alta Mesa Holdings GP, LLC, our general partner (“General Partner”). With certain exceptions, the General Partner may not be removed except for the reasons of “cause,” which are defined in the Partnership Agreement.  Our partnership agreement provides for two classes of limited partners.  Class A partners include our founder and other parties.  Our Class B partner is High Mesa, Inc. (“High Mesa”).  The Class B limited partner has certain approval rights, generally over capital plans and significant transactions in the areas of finance, acquisition, and divestiture.

Ownership of High Mesa is distributed among two classes of equity.  Highbridge owns all of the convertible PIK preferred stock of High Mesa.  The common stock of High Mesa is owned by our Class A partners. Highbridge also holds senior PIK notes issued by High Mesa.

Distribution and Income Allocation: In connection with the recapitalization on March 25, 2014, our partnership agreement was amended and restated to provide, among other things, that all distributions under the partnership agreement shall first be made to holders of Class B Units, until all principal and interest has been extinguished under the senior PIK notes issued by High Mesa to Highbridge.  After such extinguishment of the senior PIK notes, distributions shall then be made to holders of Class A and Class B Units pursuant to the distribution formulas set forth in the amended partnership agreement

The Class B Partner may require the General Partner to make distributions; however, any distribution must be permitted under the terms of our credit facility and our senior notes.

Distribution of net cash flow from a Liquidity Event is distributed to the Class A and Class B Partners according to a variable formula as defined in the Partnership Agreement. A “Liquidity Event” is any event in which we receive cash proceeds outside the ordinary course of our business. The Class B Partner can, without consent of any other partners, request that the General Partner take action to cause us, or our assets, to be sold to one or more third parties.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this report. In addition, such analysis should be read in conjunction with the financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”).    The following discussion and analysis contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the volatility of oil and natural gas prices, production timing and volumes, estimates of proved reserves, operating costs and capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below in “Cautionary Statement Regarding Forward-Looking Statements,” and in our 2014 Form 10-K, particularly in the section titled “Risk Factors,” all of which are difficult to predict. As a result of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur.

Overview

We have been engaged in onshore oil and natural gas acquisition, exploitation, exploration and production since 1987.   We operate in one industry segment, oil and natural gas exploration and development, within one geographical segment, the United States.  Currently, we are focusing our development efforts in  our core properties in the Sooner Trend area of the Anadarko Basin in Oklahoma, in our Weeks Island area in South Louisiana, and in our Eagleville field in the Eagle Ford Shale play in Karnes County, Texas.  We maintain operational control of the majority of assets.  Our operations also include other oil and natural gas interests, principally in Texas and Louisiana.

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

Oil prices for next month futures contracts for West Texas Intermediate traded on the NYMEX (“NYMEX WTI”) averaged approximately $93 per Bbl in 2014 and $49 per Bbl for the first three months of 2015.  During March 2015 NYMEX WTI prices averaged approximately $47 per Bbl.  We received an average price of $46.31 per Bbl in the first quarter of 2015 before the effects of hedging.

Natural gas prices are also subject to significant changes.  NYMEX Henry Hub futures contract averaged approximately $3.65 per MMbtu in 2013 and $4.42 per MMbtu in 2014.    However, natural gas prices have declined during the first three months of 2015 with NYMEX Henry Hub futures contract closing at an average price of approximately $2.98 per MMBtu.  We received an average price of $2.89 per Mcf for natural gas in the first quarter of 2015 before the effects of hedging.

 Low oil and natural gas prices have impacted our earnings by necessitating impairment write-downs in some of our oil and natural gas properties, either directly by decreasing the market values of the properties, or indirectly, by lowering rates of return on oil and natural gas development projects and increasing the chance of impairment write-downs.  We recorded non-cash impairment expenses of $74.9 million and $143.2 million during the years ended December 31, 2014 and 2013, respectively.  For the first quarter of 2015, oil and natural gas prices have remained low.  Impairment expense was $73.1 million for the three months ended March  31, 2015.  Further declines in oil and/or natural gas prices may result in additional impairments.

Sustained low oil or natural gas prices may require us to further write down the value of our oil and natural gas properties and/or revise our development plans, which may cause certain of our undeveloped well locations to no longer be deemed proved. As a result of the low commodity prices and in order to preserve our liquidity, we have reduced our budgeted capital expenditures for 2015.  Low prices may also reduce our cash available for distribution and for servicing our indebtedness.

Our derivative contracts are reported at fair value on our consolidated balance sheets and are highly sensitive to changes in the price of oil and natural gas. Changes in these derivative assets and liabilities are reported in our consolidated statement of operations as gain / loss from derivative contracts, which include both the non-cash increase or decrease in the fair value of derivative contracts, as well as the effect of cash settlements of derivative contracts during the period. In the first three months of 2015, we recognized a net gain on our derivative contracts of $26.8 million, which includes $33.7 million in cash settlements received for derivative contracts. The objective of our hedging program is that, over time, the combination of settlement gains and losses from derivative contracts with ordinary oil and natural gas revenues will produce relative revenue stability. However, in the short term, both settlements and fair value changes in our derivative contracts can significantly impact our results of operations, and we expect these gains and losses to continue to reflect changes in oil and natural gas prices.

We have hedged approximately 73% of our forecasted production of proved developed producing reserves through mid-2018 at weighted average annual floor prices ranging from $3.88 per MMbtu to $4.50 per MMbtu for natural gas and $74.31 per Bbl to $84.82 per Bbl for oil.  If oil and/or natural gas prices continue to decline for an extended period of time, we may be unable to replace expiring hedge contracts or enter new contracts for additional oil and natural gas production at favorable prices.

The primary factors affecting our production levels are the effectiveness and efficiency of our production operations, the success of our drilling program, our inventory of drilling prospects, and capital availability. In addition, we face the challenge of natural production declines. We attempt to offset this natural decline primarily through development of our existing undeveloped reserves, enhanced completions and well recompletions, and other enhanced recovery methods. Our future growth will depend on our ability to continue to add reserves in excess of production. Our ability to add reserves through drilling and other development techniques is dependent on our capital resources and can be limited by many factors, including our ability to timely obtain drilling permits and regulatory approvals. Any delays in drilling, completing or connecting our new wells to gathering lines will negatively affect our production, which will have an adverse effect on our revenues and, as a result, cash flow from operations.

Operations Update

Sooner Trend.    Our assets in the Sooner Trend in Oklahoma are located in large established oil fields with multiple productive zones at depths generally from between 4,000 feet to 8,000 feet.  Our focus is the continued implementation of a multi-year, multi-rig program to develop several pay zones with horizontal drilling and multi-stage hydraulic fracturing.  In the first quarter of 2015, we completed seven horizontal wells in the Meramec formation in Sooner Trend, as well as three horizontal wells in the Oswego formation.

As of March 31, 2015, we had one drilling rig operating in Sooner Trend for horizontal development, which we plan to maintain during 2015 targeting the Mississippian Lime, Hunton Lime, and other zones with horizontal drilling.    We will also participate in other horizontal wells as a non-operator, primarily targeting the Oswego Lime, Meramec and Hunton Lime.

Production from our Sooner Trend properties in the first quarter of 2015 was approximately 7,720 BOE/Day net to our interest, 80% oil and natural gas liquids, as compared to approximately 3,200 BOE/Day, 83% oil and natural gas liquids, for the first quarter of 2014.

Weeks Island Area.  The Weeks Island Area, located in Iberia and St. Mary Parish, Louisiana, contains some of our largest proved developed oil reserves and consists of the Weeks Island and Cote Blanche Island fields.

Weeks Island field, located in Iberia Parish, Louisiana, is a historically-prolific oil field with 55 potential pay zones that are structurally and stratigraphically trapped around a piercement salt dome, which we believe offer significant future opportunities for added production and reserves.  We completed two wells during the first quarter of 2015 with four wells in progress as of the end of the quarter.  In addition, we drilled two wells in the previous quarter that were deemed dry holes in first quarter of 2015.  We concluded our 2015 drilling activities in April 2015, and plan to utilize at least one workover rig continuously operating in this field, primarily for completing new wells and recompleting older wells to new producing zones.

We acquired the Cote Blanche Island field, located in St. Mary Parish, with an effective date of July 1, 2014.  The field is a salt dome structure, and production from the Miocene sands was discovered in 1948 by Texaco, three years after the discovery at Weeks Island. The geology is similar to Weeks Island, and we plan on utilizing the same geologic interpretation methods and engineering development techniques at Cote Blanche that are used at Weeks Island to increase reserves and production.  Although, the evaluation of this field is still in the early stages, we have identified multiple drilling locations.  The focus of our activity at Cote Blanche in the first quarter was on production facilities operations and returning some shut-in wells to production.

Production from Weeks Island Area in the first quarter of 2015 was approximately 4,680 BOE/Day, net to our interest, 83% oil, as compared to 4,300 BOE/Day, 81% oil, for the first quarter of 2014.  Production at Weeks Island area has remained above 4,000 BOE/Day, net to our interest, since November 2013.

Eagleville field.    Our Eagleville field is located primarily in Karnes County, Texas and produces primarily from the Eagle Ford Shale.  For the first quarter of 2015, our production from the Eagleville field was approximately 2,800 BOE/Day net to our interest, as compared to 2,900 BOE/Day in the first quarter of 2014.  The decrease in production reflects the decrease in our working interest due to the sale of a portion of our Eagleville reserves during the first quarter of 2014.  We retained a declining net profits interest in the producing wells.  We had four wells in progress at the end of the first quarter of 2015.  As of March 31, 2015, we retained working interests in 173 producing wells in this field, which are primarily operated by Murphy Oil Corporation (“Murphy”). Our average working interest in these wells is approximately 6.8%.

Results of Operations: Three Months Ended March 31, 2015 v. Three Months Ended March 31, 2014

	Three Months Ended March 31,		Increase
	2015	2014	(Decrease)	% Change

	(in thousands, except average sales prices and
	unit costs)
Summary Operating Information:
Net Production:
Oil (MBbls)	1,067	805	262	33%
Natural gas (MMcf)	2,853	3,717	(864)	(23)%
Natural gas liquids (MBbls)	165	124	41	33%
Total oil equivalent (MBOE)	1,708	1,549	159	10%
Average daily oil production (MBOE per day)	19.0	17.2	1.8	10%
Average Sales Price:
Oil (per Bbl) including settlements of derivative contracts	$74.96	$96.36	$(21.40)	(22)%
Oil (per Bbl) excluding settlements of derivative contracts	46.31	99.01	(52.70)	(53)%
Natural gas (per Mcf) including settlements of derivative contracts	3.99	5.26	(1.27)	(24)%
Natural gas (per Mcf) excluding settlements of derivative contracts	2.89	5.03	(2.14)	(43)%
Natural gas liquids (per Bbl) (1)	16.24	39.96	(23.72)	(59)%
Combined (per BOE) including settlements of derivative contracts	55.08	65.92	(10.84)	(16)%
Hedging Activities:
Settlements of derivatives received (paid), oil	$30,568	$(2,141)	$32,709	1528%
Settlements of derivatives received, natural gas	3,144	858	2,286	266%
Summary Financial Information
Revenues
Oil	$49,432	$79,742	$(30,310)	(38)%
Natural gas	8,241	18,685	(10,444)	(56)%
Natural gas liquids	2,676	4,942	(2,266)	(46)%
Other revenues	193	63	130	206%
Gain on sale of assets	134	73,158	(73,024)	(100)%
Gain (loss) — oil and natural gas derivative contracts	26,759	(10,699)	37,458	350%
	87,435	165,891	(78,456)	(47)%
Expenses
Lease and plant operating expense	18,394	19,054	(660)	(3)%
Production and ad valorem taxes	4,273	7,676	(3,403)	(44)%
Workover expense	3,322	2,765	557	20%
Exploration expense	24,508	9,479	15,029	159%
Depreciation, depletion, and amortization expense	40,725	29,279	11,446	39%
Impairment expense	73,050	902	72,148	7999%
Accretion expense	544	558	(14)	(3)%
General and administrative expense	17,696	24,717	(7,021)	(28)%
Interest expense, net	14,134	14,285	(151)	(1)%
Provision (benefit) for state income taxes	—	283	(283)	NA
Net income (loss)	$(109,211)	$56,893	$(166,104)	(292)%
Average Unit Costs per BOE:
Lease and plant operating expense	$10.77	$12.30	$(1.53)	(12)%
Production and ad valorem tax expense	2.50	4.96	(2.46)	(50)%
Workover expense	1.94	1.79	0.15	8%
Exploration expense	14.35	6.12	8.23	134%
Depreciation, depletion and amortization expense	23.84	18.90	4.94	26%
General and administrative expense	10.36	15.96	(5.60)	(35)%

(1)We do not utilize hedges for natural gas liquids.

Revenues

Oil revenues for the three months ended March 31, 2015 decreased $30.3 million, or 38%, to $49.4 million from $79.7 million for the corresponding period in 2014. The decrease in revenue was attributable to a decrease in average prices, partially offset by an increase in production volumes. The average price of oil exclusive of settlements of derivative contracts decreased 53% in the first quarter of 2015, resulting in a decrease in oil revenues of approximately $56.2 million.  The overall price including settlements of hedging contracts decreased 22% from $96.36 per Bbl in the first quarter of 2014 to  $74.96 per Bbl in the first quarter of 2015.

An approximate $25.9 million increase in oil revenues was due to an increase in productions of 262 MBbls, or 33%.  This increase is primarily due to production from Sooner Trend and Weeks Island Area.  The Sooner Trend production increased by 276 MBbls, from 172 MBbls in the first quarter of 2014 to 448 MBbls in the corresponding period of 2015.  Weeks Island Area increased 36 MBbls, from 314 MBbls in the first quarter of 2014 to 350 MBbls for the first quarter of 2015.  As described above, we sold a portion of our interest in the Eagleville field on March 25, 2014.  Our Eagleville field produced 212 MBbls and 190 MBbls in the first quarter of 2014 and 2015, respectively.

Natural gas revenues for the three months ended March 31, 2015 decreased $10.4 million, or 56%, to $8.2 million from $18.6 million for the same period in 2014. The decrease in natural gas revenue was attributable to a decrease in average price and decreased production during the first quarter of 2015.  The average price of natural gas exclusive of settlements of derivative contracts decreased 43% in the first quarter of 2015, resulting in a decrease in natural gas revenues of approximately $6.1 million.  The overall price including settlements of derivatives decreased 24% from $5.26 per Mcf in the first quarter of 2014 to $3.99 per Mcf in the first quarter of 2015.  An approximate $4.3 million decrease in revenues from natural gas was due to a decreased in production of 0.9 BCF, or 23%. This decline is primarily due to  the sale of our Hilltop field in the fourth quarter 2014.

Natural gas liquids revenues decreased $2.3 million, or 46%, during the first quarter of 2015 to $2.6 million from $4.9  million in the same period in 2014. The decrease in natural gas liquids revenue was attributable to a decrease in average price partially offset by increased production volumes.  The average price of natural gas liquids decreased 59% in the first quarter of 2015, resulting in a decrease in natural gas liquids revenues of approximately $3.9 million.  This decrease was partially offset by an increase in volumes of 33% from 124 MBbls to 165  MBbls primarily due to an increase in production of 44 MBbls in our Sooner Trend field in Oklahoma.  The increase in production volumes resulted in an increase in natural gas liquids revenues of approximately $1.6 million.

Other revenues increased $0.1 million during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.  The revenue is related to pipeline and processing fees from our East Texas properties.

Gain on sale of assets was a gain of $0.1 million in the first quarter of 2015, as compared to a gain of $73.2 million in the first quarter of 2014, due to the sale of a portion of our interest in our Eagleville field in the first quarter of 2014.

Gain (loss)— oil and natural gas derivative contracts was a gain of $26.8 million during the three months ended March 31, 2015 as compared to a loss of $10.7 million during the same period in 2014. The fluctuation from period to period is due to the volatility of oil and natural gas prices and changes in our outstanding hedging contracts during these periods.  The $26.8 million gain in the first quarter 2015 is inclusive of $33.7 million in settlements received on oil and natural gas contracts.

Expenses

Lease and plant operating expense decreased $0.7 million or 3% in the first quarter of 2015 as compared to the first quarter of 2014, to $18.4 million from $19.1 million, primarily due to a decrease in marketing and gathering, field services, chemical and salt water disposal of $2.2 million partially offset by an increase in repairs and maintenance, transportation, and compression of $1.6 million.  The increases are primarily due to new well additions in liquids-rich assets, primarily in the Sooner Trend.  On a per unit basis, lease and plant operating expenses were $10.77 per BOE and $12.30 per BOE for the first quarter of 2015 and 2014, respectively.

Production and ad valorem taxes decreased $3.4 million, or 44%, to $4.3 million for the first quarter of 2015, as compared to $7.7 million for the first quarter of 2014.   Production taxes decreased approximately $3.0 million during the first quarter of 2015, to $3.2 million, from $6.2 million for the corresponding period in 2014, as a result of the decline in revenue.  Ad valorem taxes decreased approximately $0.4 million for the first quarter of 2015 from the corresponding period of 2014.

Workover expense increased from the first quarter of 2014 to the first quarter of 2015, from $2.8 million to $3.3 million, respectively. This expense varies depending on activities in the field and is attributable to many different properties.

Exploration expense includes dry hole costs and the costs of our geology department, costs of geological and geophysical data, expired leases, recognition of settlements of asset retirement obligations, and lease rentals. Exploration expense increased from $9.4 million for the first quarter of 2014 to $24.5 million for the first quarter of 2015, primarily due to increases in dry hole expense of

$12.1 million, seismic and geological expenses of $1.8 million and leasehold expense of $1.2 million. Dry hole expense recorded in the first quarter of 2015 is primarily due to two wells at Weeks Island.

Depreciation, depletion and amortization expense increased $11.4 million to $40.7 million for the first quarter of 2015 as compared to an expense of $29.3 million for the first quarter of 2014. On a per unit basis, this expense increased from $18.90 per BOE in the first quarter of 2014 to $23.84 per BOE in the first quarter of 2015. The rate is a function of capitalized costs of proved properties, proved reserves and production by field.

Impairment expense increased from $0.9 million in the first quarter of 2014 to $73.1 million in the first quarter of 2015. This expense varies with the results of drilling, as well as with price declines and other factors that may render some fields uneconomic, resulting in impairment.  Impairment expense in the first quarter of 2015 consisted primarily of a write-down of our Weeks Island Area and natural gas fields in East Texas and South Louisiana.

Accretion expense is related to our obligation for retirement of oil and natural gas wells and facilities. We record these liabilities when we place the assets in service, using discounted present values of the estimated future obligation. We then record accretion of the liabilities as they approach maturity. Accretion expense was $0.5 million for the first quarter of 2015 and $0.6 million for the corresponding period in 2014.

General and administrative expense decreased $7.0 million for the first quarter of 2015 to $17.7 million from $24.7 million for the first quarter of 2014. The decrease is principally due to recapitalization expenditures of $13.9 million incurred in the first quarter 2014 partially offset by an increase in litigation settlement expenses of approximately $5.0 million and an increase in personnel costs of $2.3 million, primarily related to increased employee headcount.  On a per unit basis, the expense decreased from $15.96 per BOE in the first quarter 2014 to $10.36 per BOE in the first quarter 2015.

Interest expense, net decreased slightly from $14.3 million in the first quarter of 2014, to $14.1 million in the first quarter of  2015, primarily due to interest income from a new note receivable in 2015.

Liquidity and Capital Resources

Our principal requirements for capital are to fund our day-to-day operations, exploration and development activities, and to satisfy our contractual obligations, primarily for the repayment of debt and any amounts owed during the period related to our hedging positions.

Our 2015 capital budget is primarily focused on the development of existing core areas through exploitation and development. Currently, we plan to spend a total of approximately $148 million during 2015 for exploration and development, of which approximately $67.3 million has been expended or accrued through March 31, 2015.  Approximately 80% of our 2015 capital budget is allocated to our properties in Sooner Trend, Weeks Island Area, and Eagle Ford Shale.  We reduced our anticipated capital expenditures for 2015 in response to the significant decline in oil prices in 2014 and in order to preserve our liquidity.  Our future drilling plans, plans of our drilling operators and capital budgets are subject to change based upon various factors, some of which are beyond our control, including drilling results, oil and natural gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, actions of our operators, gathering system and pipeline transportation constraints and regulatory approvals. Because a large percentage of our acreage is held by production, we have the ability to materially decrease our drilling and recompletion budget in response to market conditions with decreased risk of losing significant acreage.

We expect to fund the remainder of our 2015 capital budget predominantly with cash flows from operations, supplemented by borrowings under our credit facility. If necessary, we may also access capital through proceeds from potential asset dispositions and the future issuances of debt and/or equity securities, subject to the distribution of proceeds therefrom as set forth in our partnership agreement. We strive to maintain financial flexibility and may access capital markets as necessary to maintain substantial borrowing capacity under our senior secured revolving credit facility, facilitate drilling on our large undeveloped acreage position and permit us to selectively expand our acreage position. In the event our cash flows are materially less than anticipated and other sources of capital we historically have utilized are not available on acceptable terms, we may curtail our capital spending.

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

The borrowing base is redetermined semi-annually in May and November.  During the first quarter of 2014, the borrowing base was reduced from $385 million to $285 million as a result of the sale of a portion of our Eagleville properties, and the cash proceeds from the sale were used to pay down the outstanding balance under the credit facility.  The borrowing base was increased to $350 million as of August 5, 2014 and again on November 1, 2014 to $375 million.  The next redetermination will be May 19, 2015.  As of May 14, 2015, outstanding borrowing under the credit facility was $345 million, letters of credit totaling $0.9 million were outstanding, and the available unused portion of the borrowing base was $29.1 million.    If oil and natural gas prices remain at current levels, we anticipate that the borrowing base under our senior secured revolving credit facility may be reduced.

Our credit facility provides for two alternative interest rate bases and margins. Eurodollar loans accrue interest generally at the one-month London Interbank Offered Rate plus a margin ranging from 2.00% to 2.75%, depending on the utilization of our borrowing base. “Reference rate” loans accrue interest at the prime rate of Wells Fargo Bank, N.A., plus a margin ranging from 1.00% to 1.75%, depending on the utilization of our borrowing base. The total rate on all loans outstanding as of March 31, 2015 under the credit facility was 2.82%, which was based on the Eurodollar option.

The credit facility and the indenture governing the senior notes and additional senior notes include covenants requiring us to maintain certain financial covenants including a current ratio, leverage ratio, and interest coverage ratio which are calculated quarterly.  At March 31, 2015, we were in compliance with the covenants.  The terms of the credit facility also restrict our ability to make distributions and investments.

Cash flow provided by operating activities

Operating activities provided cash of $83.9 million during the three months ended March 31, 2015 as compared to $56.8 million during the comparable period in 2014, an increase of $27.1 million.  The increase in operating cash flows was attributable to various factors.  Cash-based items of net income, including revenues (exclusive of  unrealized commodity gains or losses), operating expenses and taxes, general and administrative expenses and the cash portion of our interest expense, resulted in a net increase of approximately $0.2 million.    Changes in working capital and other assets and liabilities provided $26.9 million more in the first three months of 2015 than in the corresponding period in 2014.

Cash flow used in or provided by investing activities

Investing activities used cash of $71.0 million during the three months ended March  31, 2015 as compared to cash provided by investing activities of $90.1 million during the comparable period of 2014.  Investment in property and equipment increased by $12.1 million.  Sales of properties provided proceeds of $173.6 million in the first quarter of 2014.  During the fourth quarter 2014, we sold our remaining interests in the Hilltop field and placed the net proceeds into a restricted cash account with a qualified intermediary available for use in a like-kind exchange under Section 1031 of the U.S. Internal Revenue Code.  During the first quarter 2015, net proceeds in the restricted account provided proceeds of $24.6 million.    Capital expenditures for property and equipment used cash of $95.6 million and $83.5 million in the first quarters of 2015 and 2014, respectively.

Cash flow used in financing activities

Financing activities used cash of $9.5 million during the three months ended March 31, 2015 as compared to $146.8 million during the comparable period in 2014.  In the first three months of 2014, we used the proceeds from the Eagleville divestiture to reduce the outstanding balance under our credit facility by $169.3 million and borrowed $22.5 million in that period.  During the first three months of 2015, we increased borrowings under the credit facility $21.0 million and repaid $30.0 million.

Cautionary Statement Regarding Forward-Looking Statements

The information in this report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).   All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words “could”, “should”, “will”, “play”, “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project” and similar expressions are intended to identify forward-looking statements, although not all forward-

looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included in our 2014 Form 10-K and Part II, Item 1A of this report. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.

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

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for and development and production of oil and natural gas. These risks include, but are not limited to, commodity price volatility, low prices for oil and/or natural gas, global economic conditions, inflation, increased operating costs, lack of availability of drilling and production equipment and services, environmental risks, weather risks, drilling and other operating risks, regulatory changes, the uncertainty inherent in estimating oil and natural gas reserves and in projecting future rates of production, reductions in cash flow, access to capital, and the other risks described under “Item 1A. Risk Factors” in our 2014 Form 10-K.

Reserve engineering is a process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way. The accuracy of any reserve estimate depends on the quality of available data, the interpretation of such data and price and cost assumptions made by reservoir engineers.    Specifically, future prices received for production and costs may vary, perhaps significantly, from the prices and costs assumed for purposes of these estimates. Prices for oil or natural gas remain depressed in the first quarter of 2015, and sustained lower prices will cause the twelve month weighted average price to decrease over time as the lower prices are reflected in the average price, which may reduce the estimated quantities and present values of our reserves.  In addition, the results of drilling, testing and production activities may justify revisions of estimates that were made previously. If significant, such revisions would change the schedule of any further production and development drilling. Accordingly, reserve estimates may differ significantly from the quantities of oil and natural gas that are ultimately recovered.

Should one or more of the risks or uncertainties described in the 2014 Form 10-K or this report occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

For information regarding our exposure to certain market risks, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management Activities—Commodity Derivative Instruments” and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our 2014 Form 10-K. There have been no material changes to the disclosure regarding market risks other than as noted below. See Part I, Item 1, Note 6 to our consolidated financial statements for a description of our outstanding derivative contracts at the most recent reporting date.

The fair value of our oil and natural gas derivative contracts at March 31, 2015 was a net asset of $80.1 million. A 10% increase or decrease in oil and natural gas prices with all other factors held constant would result in a decrease or increase, respectively, in the estimated fair value (generally correlated to our estimated future net cash flows from such instruments) of our oil and natural gas commodity contracts of approximately $19.5 million (decrease in value) or $18.8 million (increase in value), respectively, as of March 31, 2015.

We are subject to interest rate risk on our variable interest rate borrowings. Although in the past we have used interest rate swaps to mitigate the effect of fluctuating interest rates on interest expense, we currently have no open interest rate derivative contracts.  A 1% increase in interest rates would increase annual interest expense on our variable rate debt by approximately $3.1 million, based on the balance outstanding as of March 31, 2015.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Exchange Act,  we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

See Part I, Item 1, Note 10 to our consolidated financial statements entitled “Commitments and Contingencies,” which is incorporated in this item by reference.

ITEM  1A. Risk Factors

We are subject to certain risks and hazards due to the nature of the business activities we conduct. For a discussion of these risks, see “Item 1A. Risk Factors” in the 2014 Form 10-K. There have been no material changes with respect to the risk factors disclosed in the 2014 Form 10-K during the quarter ended March 31, 2015.

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

ALTA MESA HOLDINGS, LP
(Registrant)

	By:	ALTA MESA HOLDINGS GP, LLC, its
May 14, 2015		general partner

	By:	/s/ Harlan H. Chappelle
Harlan H. Chappelle
May 14, 2015		President and Chief Executive Officer

	By:	/s/ Michael A. McCabe
Michael A. McCabe
Vice President and Chief Financial Officer