Form 10-Q
period 2015-06-30
Alta Mesa Holdings, LP
filed 2015-08-14
CIK 1518403

ile]

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

PART I — FINANCIAL INFORMATION

ITEM  1. Financial Statements

ALTA MESA HOLDINGS, LP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2015	2014

	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,529	$1,349
Short-term restricted cash	105	23,793
Accounts receivable, net of allowance of $1,292 and $1,449, respectively	37,139	43,581
Other receivables	5,787	8,238
Receivables due from affiliate	2,838	25,500
Prepaid expenses and other current assets	12,280	2,132
Derivative financial instruments	20,609	59,803
Total current assets	87,287	164,396
PROPERTY AND EQUIPMENT
Oil and natural gas properties, successful efforts method, net	620,896	686,176
Other property and equipment, net	10,892	11,505
Total property and equipment, net	631,788	697,681
OTHER ASSETS
Long-term restricted cash	—	900
Investment in LLC — cost	9,000	9,000
Deferred financing costs, net	10,880	8,100
Notes receivable due from affiliate	8,847	8,500
Advances to operators	245	619
Deposits and other assets	1,134	1,124
Derivative financial instruments	19,672	27,271
Total other assets	49,778	55,514
TOTAL ASSETS	$768,853	$917,591
LIABILITIES AND PARTNERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$87,015	$117,560
Current portion, asset retirement obligations	710	1,136
Total current liabilities	87,725	118,696
LONG-TERM LIABILITIES
Asset retirement obligations, net of current portion	62,504	61,736
Long-term debt	792,429	767,608
Notes payable to founder	25,139	24,540
Derivative financial instruments	64	—
Other long-term liabilities	14,968	6,457
Total long-term liabilities	895,104	860,341
TOTAL LIABILITIES	982,829	979,037
Commitments and Contingencies (Note 10)
PARTNERS' DEFICIT	(213,976)	(61,446)
TOTAL LIABILITIES AND PARTNERS' DEFICIT	$768,853	$917,591

The accompanying notes are an integral part of these consolidated financial statements.

ALTA MESA HOLDINGS, LP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

	(in thousands)
OPERATING REVENUES AND OTHER
Oil	$60,212	$92,586	$109,644	$172,328
Natural gas	8,181	17,855	16,422	36,540
Natural gas liquids	3,141	4,924	5,817	9,866
Other revenues	221	225	414	288
Total operating revenues	71,755	115,590	132,297	219,022
Gain (loss) on sale of assets	25	(4,607)	159	68,551
Gain (loss) — oil and natural gas derivative contracts	(15,160)	(24,729)	11,599	(35,428)
Total operating revenues and other	56,620	86,254	144,055	252,145
OPERATING EXPENSES
Lease and plant operating expense	15,494	17,528	33,888	36,582
Production and ad valorem taxes	4,264	6,952	8,537	14,628
Workover expense	(67)	2,198	3,255	4,963
Exploration expense	5,833	18,757	30,341	28,236
Depreciation, depletion, and amortization expense	38,247	33,198	78,972	62,477
Impairment expense	4,311	18,300	77,361	19,202
Accretion expense	456	613	1,000	1,171
General and administrative expense	11,963	13,894	29,659	38,611
Total operating expenses	80,501	111,440	263,013	205,870
INCOME (LOSS) FROM OPERATIONS	(23,881)	(25,186)	(118,958)	46,275
OTHER INCOME (EXPENSE)
Interest expense	(15,306)	(13,632)	(29,615)	(27,920)
Interest income	254	6	429	9
Total other income (expense)	(15,052)	(13,626)	(29,186)	(27,911)
INCOME (LOSS) BEFORE STATE INCOME TAXES	(38,933)	(38,812)	(148,144)	18,364
(Provision) for state income taxes	(576)	—	(576)	(283)
NET INCOME (LOSS)	$(39,509)	$(38,812)	$(148,720)	$18,081

The accompanying notes are an integral part of these consolidated financial statements.

ALTA MESA HOLDINGS, LP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2015	2014

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(148,720)	$18,081
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization expense	78,972	62,477
Impairment expense	77,361	19,202
Accretion expense	1,000	1,171
Amortization of loan costs	1,513	1,433
Amortization of debt discount	255	255
Dry hole expense	18,994	20,120
Expired leases	517	359
(Gain) loss — oil and natural gas derivative contracts	(11,599)	35,428
Settlements of derivative contracts	58,456	(4,561)
Interest converted into debt	599	600
Interest on notes receivable	(347)	—
(Gain) on sale of assets	(159)	(68,551)
Changes in assets and liabilities:
Accounts receivable	6,442	(8,747)
Other receivables	2,450	1,519
Receivable due from affiliate	22,662	—
Prepaid expenses and other non-current assets	(9,784)	3,345
Settlement of asset retirement obligation	(1,275)	(1,617)
Accounts payable, accrued liabilities, and other long-term liabilities	10,598	8,153
NET CASH PROVIDED BY OPERATING ACTIVITIES	107,935	88,667
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property and equipment	(141,806)	(165,165)
Proceeds from sale of property	—	168,097
Investment in restricted cash related to property divestiture	24,588	—
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(117,218)	2,932
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	185,500	79,500
Repayments of long-term debt	(160,934)	(169,270)
Additions to deferred financing costs	(4,293)	—
Capital distributions	(3,810)	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	16,463	(89,770)
NET INCREASE IN CASH AND CASH EQUIVALENTS	7,180	1,829
CASH AND CASH EQUIVALENTS, beginning of period	1,349	6,537
CASH AND CASH EQUIVALENTS, end of period	$8,529	$8,366
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$26,435	$24,964
Cash paid (received) during the period for state taxes	$750	$(125)
Change in asset retirement obligations	$110	$2,838
Change in accruals or liabilities for capital expenditures	$(32,115)	$11,642

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

The consolidated financial statements included herein as of June 30, 2015, and for the three and six months ended June 30, 2015 and 2014, are unaudited, and in the opinion of management, the information furnished reflects all material adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of consolidated financial position and of the results of operations for the interim periods presented. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Certain reclassifications of prior period consolidated financial statements have been made to conform to current reporting practices. The Company reclassified $25.5 million of other receivables as of December 31, 2014 to receivables due from affiliate to conform to current reporting presentation on the consolidated balance sheets.  The $25.5 million was paid subsequent to year-end on January 2, 2015.  The reclassifications had no impact on net income (loss) or partners’ (deficit).  The consolidated results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Reserve estimates significantly impact depreciation, depletion and amortization expense and potential impairments of oil and natural gas properties and are subject to change based on changes in oil and natural gas prices and trends and changes in estimated reserve quantities. We analyze estimates, including those related to oil and natural gas reserves, oil and natural gas revenues, the value of oil and natural gas properties, bad debts, asset retirement obligations, derivative contracts, and contingencies and litigation. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

Recent Accounting Pronouncements

In March 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The guidance is effective for interim periods and annual periods beginning after December 15, 2015; however early adoption is permitted. The adoption of this guidance will not have a material impact on its financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers.  The update provides guidance concerning the recognition and measurement of revenue from contracts with customers.  ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2016. The standard is required to be adopted using either the full retrospective approach, with all prior periods presented adjusted, or the modified retrospective approach, with a cumulative adjustment to retained earnings on the opening balance sheet. In April 2015, the FASB proposed to delay the effective date one year, beginning in fiscal year 2018. The proposal will be subject to the FASB’s due process requirement, which includes a period for public comments.  We are currently evaluating the impact of adopting this standard on our consolidated financial statements.

 3. SIGNIFICANT DIVESTITURES

Eagleville Divestiture

On March 25, 2014 we closed the sale of certain of our properties located primarily in Karnes County, Texas to Memorial Production Operating LLC, comprising a portion of our Eagleville field (“Eagleville divestiture”).  The properties sold included a working interest in all of our producing wells as of the effective date of January 1, 2014.  We retained a net profits interest in these wells based on 50% of our original working interest in 2014, declining to 30% in 2015, 15% in 2016, and zero in 2017.  Also included in the sale was a 30% undivided interest in all our Eagleville mineral leases and interests, and 30% of our working interest in all our wells in progress on December 31, 2013 or drilled after January 1, 2014.  The Company received cash consideration of approximately $171 million after customary closing adjustments.  We estimate the proved developed and undeveloped reserves sold were approximately 7.5 MMBOE, and we retained proved reserves of approximately 7.7 MMBOE, 67% of which were proved undeveloped as of December 31, 2014.  We recorded a gain on sale from the Eagleville divestiture of $72.5 million during 2014, based on an allocation of basis between the properties sold and properties retained.

The portion of Eagleville field sold contributed approximately $6.6 million in pre-tax profit in the first quarter of 2014.

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30,	December 31,
	2015	2014
	(in thousands)
	(unaudited)
OIL AND NATURAL GAS PROPERTIES
Unproved properties	$84,157	$84,620
Accumulated impairment	(3,385)	(3,749)
Unproved properties, net	80,772	80,871
Proved oil and natural gas properties	1,503,474	1,417,785
Accumulated depreciation, depletion, amortization and impairment	(963,350)	(812,480)
Proved oil and natural gas properties, net	540,124	605,305
TOTAL OIL AND NATURAL GAS PROPERTIES, net	620,896	686,176
LAND	2,822	2,820
OTHER PROPERTY AND EQUIPMENT
Office furniture and equipment, vehicles	18,122	17,302
Accumulated depreciation	(10,052)	(8,617)
OTHER PROPERTY AND EQUIPMENT, net	8,070	8,685
TOTAL PROPERTY AND EQUIPMENT, net	$631,788	$697,681

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

The fair value of cash, accounts receivable, other current assets, and current liabilities approximate book value due to their short-term nature. The estimate of fair value of long-term debt under our senior secured revolving credit facility is not considered to be materially different from carrying value due to market rates of interest. The fair value of the notes payable to our founder is not practicable to determine because the transactions cannot be assumed to have been consummated at arm’s length, the terms are not deemed to be market terms, there are no quoted values available for this instrument, and an independent valuation would not be practicable due to the lack of data regarding similar instruments, if any, and the associated potential costs.

Our senior notes are carried at historical cost, net of amortized discount; we estimate the fair value of the senior notes for disclosure purposes. We have estimated the fair value of our $450 million senior notes payable to be $331.9 million at June 30, 2015.  This estimation is based on the most recent trading values of the notes at or near the reporting dates, which is a Level 1 determination. See Note 8 for information on long-term debt.

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

Oil and natural gas properties are subject to impairment testing and potential impairment write down. Oil and natural gas properties with a carrying amount of $280.2 million were written down to their fair value of $202.8 million, resulting in an impairment charge of $77.4 million for the six months ended June 30, 2015.  Oil and natural gas properties with a carrying amount of $60.3 million were written down to their fair value of $41.1 million, resulting in an impairment charge of $19.2 million for the six months ended June 30, 2014. Oil and natural gas properties with a carrying amount of $8.2 million were written down to their fair value of $3.9 million, resulting in an impairment charge of $4.3 million for the three months ended June 30, 2015.  For the three months ended June 30, 2014, oil and natural gas properties with a carrying amount of $59.1 million were written down to their fair value of $40.8 million, resulting in an impairment charge of $18.3 million. Significant Level 3 assumptions used in the calculation of estimated discounted cash flows in the impairment analysis included our estimate of future oil and natural gas prices, production costs, development expenditures, estimated timing of production of proved reserves, appropriate risk-adjusted discount rates, and other relevant data.

New additions to asset retirement obligations result from estimations for new properties, and fair values for them are categorized as Level 3. Such estimations are based on present value techniques that utilize company-specific information for such inputs as cost and timing of plugging and abandonment of wells and facilities. We recorded $0.7 million and $0.4 million in additions to asset retirement obligations measured at fair value during the six months ended June 30, 2015 and 2014 respectively.

The following table presents information about our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

	Level 1	Level 2	Level 3	Total

	(in thousands)
At June 30, 2015 (unaudited):
Financial Assets:
Derivative contracts for oil and natural gas	—	$91,369	—	$91,369
Financial Liabilities:
Derivative contracts for oil and natural gas	—	$51,152	—	$51,152
At December 31, 2014:
Financial Assets:
Derivative contracts for oil and natural gas	—	$140,652	—	$140,652
Financial Liabilities:
Derivative contracts for oil and natural gas	—	$53,578	—	$53,578

The amounts above are presented on a gross basis; presentation on our consolidated balance sheets utilizes netting of assets and liabilities with the same counterparty where master netting agreements are in place. For additional information on derivative contracts, see Note 6.

6. DERIVATIVE FINANCIAL INSTRUMENTS

We account for our derivative contracts under the provisions of ASC 815, “Derivatives and Hedging.” We have entered into forward-swap contracts and collar contracts to reduce our exposure to price risk in the spot market for oil and natural gas. We also have utilized financial basis swap contracts, which address the price differential between market-wide benchmark prices and other benchmark pricing referenced in certain of our crude oil and natural gas sales contracts. Substantially all of our hedging agreements are executed by affiliates of our lenders under the credit facility described in Note 8, and are collateralized by the security interests of the respective affiliated lenders in certain of our assets under the credit facility. The contracts settle monthly and are scheduled to coincide with either oil production equivalent to barrels (Bbl) per month or gas production equivalent to volumes in millions of British thermal units (MMbtu) per month. The contracts represent agreements between us and the counter-parties to exchange cash based on a designated price, or in the case of financial basis hedging contracts, based on a designated price differential between various benchmark prices. Cash settlement occurs monthly. No derivative contracts have been entered into for trading or speculative purposes.

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

Fair Values of Derivative Contracts

			Net Fair
	Gross	Gross amounts	Value of Assets
June 30, 2015	Fair Value	offset against assets	presented in
Balance sheet location	of Assets	in the Balance Sheet	the Balance Sheet

	(in thousands)
	(unaudited)
Derivative financial instruments, current assets	$37,295	$(16,686)	$20,609
Derivative financial instruments, long-term assets	54,300	(34,628)	19,672
Total	$91,595	$(51,314)	$40,281

			Net Fair
	Gross	Gross amounts	Value of Liabilities
June 30, 2015	Fair Value	offset against liabilities	presented in
Balance sheet location	of Liabilities	in the Balance Sheet	the Balance Sheet

	(in thousands)
	(unaudited)
Derivative financial instruments, current liabilities	$16,686	$(16,686)	$—
Derivative financial instruments, long-term liabilities	34,692	(34,628)	64
Total	$51,378	$(51,314)	$64

			Net Fair
	Gross	Gross amounts	Value of Assets
December 31, 2014	Fair Value	offset against assets	presented in
Balance sheet location	of Assets	in the Balance Sheet	the Balance Sheet

	(in thousands)
Derivative financial instruments, current assets	$91,341	$(31,538)	$59,803
Derivative financial instruments, long-term assets	55,325	(28,054)	27,271
Total	$146,666	$(59,592)	$87,074

			Net Fair
	Gross	Gross amounts	Value of Liabilities
December 31, 2014	Fair Value	offset against liabilities	presented in
Balance sheet location	of Liabilities	in the Balance Sheet	the Balance Sheet

	(in thousands)
Derivative financial instruments, current liabilities	$31,538	$(31,538)	$—
Derivative financial instruments, long-term liabilities	28,054	(28,054)	—
Total	$59,592	$(59,592)	$—

The following table summarizes the effect of our derivative instruments in the consolidated statements of operations:

Derivatives not		Three Months Ended		Six Months Ended
designated as hedging	Location of	June 30,		June 30,
instruments under ASC 815	Gain (Loss)	2015	2014	2015	2014

		(in thousands)
		(unaudited)
Oil commodity contracts	Gain (loss) —
	oil and natural gas
	derivative contracts	$(14,545)	$(23,541)	$6,196	$(28,510)
Natural gas commodity contracts	Gain (loss) —
	oil and natural gas
	derivative contracts	(615)	(1,188)	5,403	(6,918)
Total gains (losses) from
derivatives not designated as hedges		$(15,160)	$(24,729)	$11,599	$(35,428)

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

We had the following open derivative contracts for crude oil at June 30, 2015 (unaudited):

OIL DERIVATIVE CONTRACTS

	Volume	Weighted	Range
Period and Type of Contract	in Bbls	Average	High	Low
2015
Price Swap Contracts	1,794,050	$66.02	$93.00	$55.56
Collar Contracts
Short Call Options	73,600	95.50	95.50	95.50
Long Put Options	745,250	78.58	90.00	60.00
Short Put Options	763,650	71.93	90.00	60.00
2016
Price Swap Contracts	1,771,300	68.17	94.92	60.00
Collar Contracts
Short Call Options	1,042,700	102.18	130.00	75.00
Long Put Options	1,042,700	81.95	95.00	63.00
Short Put Options	1,225,700	68.67	75.00	60.00
2017
Collar Contracts
Short Call Options	1,595,150	90.17	113.83	71.35
Long Put Options	1,412,650	72.27	90.00	60.00
Short Put Options	1,412,650	54.63	70.00	45.00
2018
Collar Contracts
Short Call Options	1,183,000	80.51	104.65	72.00
Long Put Options	1,183,000	67.05	80.00	62.50
Short Put Options	1,183,000	48.90	60.00	45.00
2019
Collar Contracts
Short Call Options	821,250	75.17	75.70	74.50
Long Put Options	821,250	62.50	62.50	62.50
Short Put Options	821,250	45.00	45.00	45.00

We had the following open derivative contracts for natural gas at June 30, 2015 (unaudited):

NATURAL GAS DERIVATIVE CONTRACTS

	Volume in	Weighted	Range
Period and Type of Contract	MMBtu	Average	High	Low
2015
Price Swap Contracts	414,000	$2.80	$2.80	$2.80
Collar Contracts
Long Put Options	388,250	3.50	3.50	3.50
Short Put Options	388,250	3.50	3.50	3.50
2017
Collar Contracts
Short Call Options	6,570,000	5.00	5.00	4.98
Long Put Options	6,570,000	4.50	4.50	4.50
Short Put Options	6,570,000	4.00	4.00	4.00
2018
Collar Contracts
Short Call Options	5,475,000	5.50	5.53	5.48
Long Put Options	5,475,000	4.50	4.50	4.50
Short Put Options	5,475,000	4.00	4.00	4.00

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

7. ASSET RETIREMENT OBLIGATIONS

A summary of the changes in asset retirement obligations is included in the table below:

Six Months Ended
June 30, 2015

(in thousands)
(unaudited)
Balance, beginning of year	$62,872
Liabilities incurred	722
Liabilities settled	(1,275)
Revisions to estimates	(105)
Accretion expense	1,000
Balance, June 30, 2015	63,214
Less: Current portion	710
Long-term portion	$62,504

The total revisions include $0.6 million related to reduction to oil and natural gas properties.

8. LONG-TERM DEBT AND NOTES PAYABLE TO FOUNDER

Long-term debt and notes payable to founder consists of the following:

	June 30,	December 31,
	2015	2014

	(in thousands)
	(unaudited)
Credit Facility	$219,086	$319,520
Senior Secured Term Loan	125,000	—
Senior Notes , net of discount	448,343	448,088
Total long-term debt	$792,429	$767,608
Notes payable to founder	$25,139	$24,540

Credit Facility.  On June 2, 2015, we entered into an Agreement and Amendment No. 11 (the “Eleventh Amendment”) to Sixth Amended and Restated Credit Agreement, dated as of May 13, 2010 (as amended, the “credit facility”), with Wells Fargo Bank, National Association, as administrative agent, and the lenders signatory thereto.  The Eleventh Amendment, among other things, (i) redetermined and decreased the borrowing base from $375 million to $300 million, and (ii) extended the maturity date of the credit facility to October 13, 2017. The credit facility is secured by substantially all of our oil and natural gas properties and is based on our proved reserves and the value attributed to those reserves.  The credit facility borrowing base is redetermined periodically semi-annually in May and November. The credit facility bears interest at LIBOR plus applicable margins between 2.00% and 2.75% or a “Reference Rate,” which is based on the prime rate of Wells Fargo Bank, N. A., plus a margin ranging from 1.00% to 1.75%, depending on the utilization of our borrowing base. The weighted average rate on outstanding borrowings was 2.50% as of June 30, 2015 and 2.89% as of December 31, 2014.  The letters of credit outstanding as of June 30, 2015 were $0.9 million.

The credit facility contains customary covenants including, among others, defined financial covenants, including minimum working capital levels (the ratio of current assets plus the unused borrowing base, to current liabilities, excluding assets and liabilities related to derivative contracts) of 1.0 to 1.0, minimum coverage of interest expenses of 3.0 to 1.0, and maximum leverage of 4.00 to 1.00.  The interest coverage and leverage ratios refer to the ratio of earnings before interest, taxes, depreciation, depletion, amortization, and exploration expense (“EBITDAX”, as defined more specifically in the credit agreement) to interest expense and to total debt (as defined), respectively. Financial ratios are calculated quarterly using EBITDAX for the most recent twelve months.  As of June 30, 2015, we were in compliance with all covenants of the credit facility.

Senior Secured Term Loan.  On June 2, 2015, we entered into a second lien Senior Secured Term Loan Agreement (the “Term Loan Facility”) with Morgan Stanley Energy Capital Inc., as administrative agent, and the lenders party thereto, pursuant to which we borrowed $125 million.  The Term Loan Facility includes an accordion feature which allows us to borrow up to an additional $50 million of additional term loans under the Term Loan Facility within one year following the closing, subject to certain conditions.  The net proceeds of approximately $121 million from the Term Loan Facility, after payment of transaction-related fees and expenses, were used to pay down our outstanding amounts under our existing credit facility.  The Term Loan Facility matures on April 15, 2018.

Borrowings under the Term Loan Facility bear interest at adjusted LIBOR plus 8%. The covenants in the Term Loan Facility require, among other things, maintenance of certain ratios, measured on a quarterly basis, as follows: (i) current assets to current liabilities of at least 1.0 to 1.0, (ii) debt to EBITDAX of no more than 4.5 to 1.0, (iii) PV-9 of total proved reserves to total secured debt of at least 1.5 to 1.0, and (iv) EBITDAX to interest expense of at least 2.5 to 1.0.  Obligations under the Term Loan Facility are guaranteed by certain of the Company’s subsidiaries and affiliates and is secured by second priority liens on substantially all of our and our subsidiaries assets that serve as collateral under the credit facility.  As of June 30, 2015, we were in compliance with all covenants of the Term Loan Facility.

We have the option to prepay all or a portion of the Term Loan Facility at any time. The Term Loan Facility is subject to mandatory prepayments of 75% of the net cash proceeds from asset sales, subject to a limited right to reinvest proceeds in capital expenditures, or an initial public offering. Such prepayments are subject to a premium of between 3% declining to 1% prior to the maturity date, and, if made prior to the first anniversary of the closing date, are also subject to a make whole premium to ensure that the lenders receive the total amount of interest that would have been paid from the date of prepayment to such first anniversary.

Senior Notes. We have $450 million in outstanding registered senior notes due October 15, 2018 that carry a stated interest rate of 9.625% and an effective rate of 9.7825%.  Interest is payable semi-annually each April 15th and October 15th.  The senior notes are unsecured and are general obligations of the Company, and effectively rank junior to any of our existing or future secured indebtedness, which includes the credit facility and the Term Loan Facility. The senior notes are unconditionally guaranteed on a senior unsecured basis by each of our material subsidiaries. The balance is presented net of unamortized discount of $1.7 million and $1.9 million at June 30, 2015 and December 31, 2014, respectively.

The senior notes contain an optional redemption provision that began on October 15, 2014 allowing us to retire the principal outstanding, in whole or in part, at 104.813%.  Additional optional redemption provisions allow for retirement at 102.406% and 100.0% beginning on each of October 15, 2015 and 2016, respectively.

Notes Payable to Founder. We have notes payable to our founder that bear simple interest at 10% with a balance of $25.1 million and $24.5 million at June 30, 2015 and December 31, 2014, respectively.  The maturity date was extended from December 31, 2018 to December 31, 2021 on March 25, 2014.  Interest and principal are payable at maturity. The notes are convertible into shares of our Class B partner, High Mesa, Inc. (“High Mesa”), common stock upon certain conditions in the event of an initial public offering.

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

Interest on the notes payable to our founder amounted to $0.6 million for each of the six months ended June 30, 2015 and 2014 and $0.3 million for each of the three months ended June 30, 2015 and 2014. Such amounts have been added to the balance of the founder notes.

9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following provides the detail of accounts payable and accrued liabilities:

	June 30,	December 31,
	2015	2014

	(in thousands)
	(unaudited)
Capital expenditures	$14,149	$32,990
Revenues and royalties payable	4,970	7,302
Operating expenses/taxes	20,104	20,716
Interest	9,949	9,136
Compensation	10,130	10,586
Other	5,919	2,605
Total accrued liabilities	65,221	83,335
Accounts payable	21,794	34,225
Accounts payable and accrued liabilities	$87,015	$117,560

10. COMMITMENTS AND CONTINGENCIES

Contingencies

Environmental claims: Various landowners have sued the Company and/or our wholly owned subsidiaries, in lawsuits concerning several fields in which we have or historically had operations in Louisiana.  The lawsuits seek injunctive relief and other relief, including unspecified amounts in both actual and punitive damages for alleged breaches of mineral leases and alleged failure to restore the plaintiffs’ lands from alleged contamination and otherwise from our oil and natural gas operations. We are unable to express an opinion with respect to the likelihood of an unfavorable outcome of the various environmental claims or to estimate the amount or range of potential loss should the outcome be unfavorable. Therefore, we have not provided any material amounts for these claims in our consolidated financial statements at June 30, 2015.

Due to the nature of our business, some contamination of the real estate property owned or leased by us is possible. Environmental site assessments of the property would be necessary to adequately determine remediation costs, if any.  Management has established a liability for soil contamination in Florida of $1.2 million and $1.1 million at June 30, 2015 and December 31, 2014, respectively, based on our undiscounted engineering estimates. The obligations are included in other long-term liabilities in the accompanying consolidated balance sheets.

Title/lease disputes: Title and lease disputes may arise in the normal course of our operations. These disputes are usually small but could result in an increase or decrease in reserves and/or other forms of settlement, such as cash, once a final resolution to the title dispute is made.

Litigation: On April 13, 2005, Henry Sarpy and several other plaintiffs filed a petition against Exxon, Extex, The Meridian Resource Company (“TMRC” our wholly-owned subsidiary), and the State of Louisiana for contamination of their land in the New Sarpy and/or Good Hope Field in St. Charles Parish.  Petitioners claim they are owners of land upon which oil field waste pits containing dangerous and contaminating substances are located.  Plaintiffs alleged that they discovered in May 2004 that their property is contaminated with oil field wastes greater than represented by Exxon.  The property was originally owned by Exxon and was sold to TMRC.  TMRC subsequently sold the property to Extex. We have been defending this ongoing case and investigating the scope of the Plaintiffs’ alleged damage.  On April 14, 2015, TMRC entered into a Memorandum of Understanding with Exxon to settle the claims in this ongoing matter.  On July 10, 2015, the settlement and comprised agreements were finalized and signed by the Plaintiffs’ and Exxon.  On July 28, 2015, the State of Louisiana issued a letter of no objection to the settlement.    As of June 30, 2015, we have accrued approximately $5.0 million as the outcome of the litigation was deemed probable and estimable.

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

Performance appreciation rights:    In the third quarter of 2014, we adopted the Alta Mesa Holdings, LP Amended and Restated Performance Appreciation Rights Plan (the “Plan”), effective September 24, 2014.  The Plan is intended to provide incentive compensation to key employees and consultants who make significant contributions to the Company.  Under the Plan, participants are granted Performance Appreciation Rights (“PARs”) with a stipulated initial value.  The PARs vest over time (as specified in each grant, typically five years) and entitle the owner to receive a cash amount equal to the increase, if any, between the initial stipulated value and the designated value of the PAR on the payment valuation date.  The payment valuation date is the earlier of a liquidity event (as defined in the Plan, but generally intended to be either a recapitalization or an initial public offering of Company equity) or as selected by the participant, but no earlier than five years from the end of the year of the grant.  Both the initial designated value and the designated payment value of the PAR are determined by the Plan’s administrative committee, composed of members of our board of directors. In the case of a liquidity event, the designated value of all PARs is to be based on the net sale proceeds (as defined in the Plan) from the liquidity event.  After any payment valuation date, regardless of payment or none, vested PARs expire. During the first six months of 2015, no new PARs were granted and 27,500 PARs were terminated, resulting in 244,000 outstanding PARs. We are unable to express an opinion with respect to the likelihood of a qualifying liquidity event which would result in any payment under the Plan or to estimate any amount which may become payable under the Plan. We consider the possibility of payment at a fixed determination date absent a positive liquidity event to be remote.  Therefore, we have not provided any amount for this contingent liability in our consolidated financial statements at June 30, 2015 or December 31, 2014.

11. SIGNIFICANT RISKS AND UNCERTAINTIES

Our business makes us vulnerable to changes in wellhead prices of crude oil and natural gas. Historically, world-wide oil and natural gas prices and markets have been volatile, and may continue to be volatile in the future. In particular, the prices of oil and natural gas were highly volatile in 2014 and declined dramatically in the second half of 2014 and remain depressed as of June 30, 2015.  Continued depressed oil and natural gas prices, further price declines or any other unfavorable market conditions could have a material adverse effect on our financial condition and on the carrying value of our proved reserves.  Sustained low oil or natural gas prices may require us to further write down the value of our oil and natural gas properties and/or revise our development plans, which may cause certain of our undeveloped well locations to no longer be deemed proved. As a result of the depressed commodity prices and in order to preserve our liquidity, we have reduced our budgeted capital expenditures for 2015.  Low prices may also reduce our cash available for distribution, acquisitions and for servicing our indebtedness.  We mitigate some of this vulnerability by entering into oil and natural gas price derivative contracts.  See Note 6.

12. PARTNERS’ CAPITAL (DEFICIT)

Management and Control:   Our business and affairs are managed by Alta Mesa Holdings GP, LLC, our general partner (“General Partner”). With certain exceptions, the General Partner may not be removed except for the reasons of “cause,” which are defined in the Partnership Agreement.  Our partnership agreement provides for two classes of limited partners.  Class A partners include our founder and other parties.  Our Class B partner is High Mesa Inc. (“High Mesa”).  The Class B limited partner has certain approval rights, generally over capital plans and significant transactions in the areas of finance, acquisition, and divestiture.

Ownership of High Mesa is distributed among two classes of equity.  Highbridge Principal Strategies LLC (“Highbridge”) owns all of the convertible PIK preferred stock of High Mesa.  The common stock of High Mesa is owned by our Class A partners. Highbridge also holds senior PIK notes issued by High Mesa.

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

The Class B Partner may require the General Partner to make distributions; however, any distribution must be permitted under the terms of our credit facility, Term Loan Facility, and our senior notes.

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

For the six months ended June 30, 2015, we made distributions to High Mesa of approximately $3.8 million.

13. SUBSIDIARY GUARANTORS

All of our material wholly-owned subsidiaries are guarantors under the terms of both our senior notes, our credit facility and our Term Loan Facility. Our consolidated financial statements reflect the combined financial position of these subsidiary guarantors. The parent company, Alta Mesa Holdings, LP, has no independent operations, assets, or liabilities. The guarantees are full and unconditional (except for customary release provisions) and joint and several.  Those subsidiaries which are not wholly owned and are not guarantors are minor. There are no restrictions on dividends, distributions, loans, or other transfers of funds from the subsidiary guarantors to the parent company.

14.  SUBSEQUENT EVENTS

On August 13, 2015, High Mesa contributed $20 million to us in connection with the issuance of Series C PIK convertible preferred stock of High Mesa (“Series C Issuance”) to Highbridge for gross proceeds of $25 million.  In connection with the Series C Issuance, Alta Mesa Holdings GP, LLC, High Mesa, as holder of 100% of our Class B Units, and all of our Class A Limited Partners entered into a Third Amended and Restated Limited Partnership Agreement to provide for the Series C Issuance in the distribution formula and certain other provisions of the amended partnership agreement.  We will use the capital to pay down amounts owed under the credit facility and for other general corporate purposes.

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

Overview

We have been engaged in onshore oil and natural gas acquisition, exploitation, exploration and production since 1987.   We operate in one industry segment, oil and natural gas exploration and development, within one geographical segment, the United States.  Currently, we are focusing our development efforts on our core properties in the Sooner Trend field of the Anadarko Basin in Oklahoma, in our Weeks Island Area in South Louisiana, and in our Eagleville field in the Eagle Ford Shale play in Karnes County, Texas.  We maintain operational control of the majority of our assets.

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

Outlook

Our revenue, profitability and future growth are dependent on many factors, particularly the prices of oil and natural gas, which are beyond our control.  Factors affecting the commodity prices include worldwide economic conditions, including the European credit crisis, geopolitical activities, including developments in the Middle East, Ukraine, and South America, worldwide supply and demand, weather conditions, actions taken by the Organization of Petroleum Exporting Countries and the value of the U.S. dollar in international currency markets.  In particular, prices for oil have dramatically declined over the last year.  Sustained low oil and natural gas prices could have a material adverse effect on our financial condition, the carrying value of our oil and natural gas properties, our proved reserves and the amount of our borrowing base under our credit facility.

Oil and natural gas prices historically have been volatile and may fluctuate widely in the future.  During the last 12 months period ended June 30, 2015, NYMEX West Texas Intermediate (“NYMEX WTI”) oil prices ranged from a high of $102.39 per Bbl in July 2014 to a low of $47.33 per Bbl in January 2015.  During the second quarter of 2015, NYMEX WTI prices averaged approximately $57.94 per Bbl.  We received an average price of $57.19 per Bbl for the second quarter of 2015 before the effects of hedging.  NYMEX Henry Hub natural gas prices (“NYMEX HH”) have also been volatile and ranged from a high of $4.40 per MMBtu in July 2014 to a low of $2.51 in May 2015. We received an average price of $2.74 per Mcf for natural gas in the second quarter of 2015 before the effects of hedging. The duration and magnitude of the decline in oil and natural gas prices cannot be predicted.

Low oil and natural gas prices have impacted our earnings by necessitating impairment write-downs in some of our oil and natural gas properties, either directly by decreasing the market values of the properties, or indirectly, by lowering rates of return on oil and natural gas development projects and increasing the chance of impairment write-downs.  We recorded non-cash impairment expenses of $74.9 million and $143.2 million during the years ended December 31, 2014 and 2013, respectively.  For the first six months of 2015, oil and natural gas prices have remained low.  Impairment expense was $77.4 million for the six months ended June 30, 2015.  Further declines in oil and/or natural gas prices may result in additional impairments.

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

Our derivative contracts are reported at fair value on our consolidated balance sheets and are highly sensitive to changes in the price of oil and natural gas. Changes in these derivative assets and liabilities are reported in our consolidated statement of operations as gain / loss from derivative contracts, which include either the non-cash increase or decrease in the fair value of derivative contracts, as well as the effect of cash settlements of derivative contracts during the period. In the first six months of 2015, we recognized a net gain on our derivative contracts of $11.6 million, which includes $58.5 million in cash settlements received on derivative contracts. The objective of our hedging program is that, over time, the combination of settlement gains and losses from derivative contracts with ordinary oil and natural gas revenues will produce relative revenue stability. However, in the short term, both settlements and fair value changes in our derivative contracts can significantly impact our results of operations, and we expect these gains and losses to continue to reflect changes in oil and natural gas prices.

Currently, we have hedged approximately 90% of our forecasted production of proved developed producing reserves through 2019 at weighted average annual floor prices ranging from $62.50 per Bbl to $73.27 per Bbl for oil and $2.93 per MMbtu to $4.50 per MMbtu for natural gas.  If oil and/or natural gas prices decline for an extended period of time, we may be unable to replace expiring hedge contracts or enter new contracts for additional oil and natural gas production at favorable prices.

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

Operations Update

Sooner Trend.    Our assets in the Sooner Trend in Oklahoma are large, contiguous acreage blocks with multiple productive zones at depths generally between 4,000 feet and 8,000 feet.  Our focus is the continued implementation of a multi-year, multi-rig program to develop several pay zones with horizontal drilling and multi-stage hydraulic fracturing.  In the second quarter of 2015, we completed four horizontal wells in the Meramec formation in Sooner Trend. We had thirteen horizontal wells in progress as of the end of the second quarter of 2015, three of which were completed subsequent to quarter end.  Six of the wells in progress for the second quarter of 2015 were non-operated.

As of June 30, 2015, we had one to two drilling rigs operating in Sooner Trend for horizontal development.  We plan to maintain at least two drilling rigs for the remainder of 2015, targeting the Mississippian Lime, the Oswego Lime, the Hunton Lime, and other zones with horizontal drilling.  We expect to continue to participate in other horizontal wells as a non-operator, primarily targeting the Oswego Lime, Meramec and Hunton Lime.

Production from our Sooner Trend properties in the second quarter of 2015 was approximately 8,500 BOE/Day net to our interest, 78% oil and natural gas liquids, as compared to approximately 4,500 BOE/Day, 79% oil and natural gas liquids, for the second quarter of 2014.

Weeks Island Area.  The Weeks Island Area, located in Iberia and St. Mary Parish, Louisiana, contains some of our largest proved developed reserves and consists of the Weeks Island and Cote Blanche Island fields.

Weeks Island field, located in Iberia Parish, Louisiana, is a historically-prolific oil field with 55 potential pay zones that are structurally and stratigraphically trapped around a piercement salt dome, which we believe offer significant future opportunities for added production and reserves.  We completed two wells during the second quarter of 2015.

We acquired the Cote Blanche Island field, located in St. Mary Parish, with an effective date of July 1, 2014.  The field is a salt dome structure, and production from the Miocene sands was discovered in 1948 by Texaco, three years after the discovery at Weeks Island. The geology is similar to Weeks Island, and we plan on utilizing the same geologic interpretation methods and engineering development techniques at Cote Blanche that are used at Weeks Island to increase reserves and production.  Although, the evaluation of this field is still in the early stages, we have identified multiple drilling locations.  The focus of our activity at Cote Blanche in the second quarter was on production facilities operations and returning some shut-in wells to production.

Production from Weeks Island area in the second quarter of 2015 was approximately 4,900 BOE/Day, net to our interest, 83% oil, as compared to 5,100 BOE/Day, 84% oil, for the second quarter of 2014.  Production at Weeks Island area has remained above 4,000 BOE/Day, net to our interest, since November 2013.

Eagleville field.    Our Eagleville field is located primarily in Karnes County, Texas and produces primarily from the Eagle Ford Shale.  For the second quarter of 2015, our production from the Eagleville field was approximately 1,800 BOE/Day net to our interest, as compared to 2,100 BOE/Day in the second quarter of 2014.  The decrease in production reflects the decrease in our working interest due to the sale of a portion of our Eagleville reserves during the first quarter of 2014 and declining net profits interest in producing wells.  We completed four wells during the second quarter of 2015 with ten wells in progress as of the end of the quarter.

.

Results of Operations: Three Months Ended June 30, 2015 v. Three Months Ended June 30, 2014

	Three Months Ended June 30,		Increase
	2015	2014	(Decrease)	% Change

	(in thousands, except average sales prices and
	unit costs)
Summary Operating Information:
Net Production:
Oil (MBbls)	1,053	899	154	17%
Natural gas (MMcf)	2,990	3,852	(862)	(22)%
Natural gas liquids (MBbls)	175	134	41	31%
Total oil equivalent (MBOE)	1,726	1,675	51	3%
Average daily oil production (MBOE per day)	19.0	18.4	0.6	3%
Average Sales Price:
Oil (per Bbl) including settlements of derivative contracts	$62.88	$97.90	$(35.02)	(36)%
Oil (per Bbl) excluding settlements of derivative contracts	57.19	103.04	(45.85)	(44)%
Natural gas (per Mcf) including settlements of derivative contracts	9.01	4.98	4.03	81%
Natural gas (per Mcf) excluding settlements of derivative contracts	2.74	4.63	(1.89)	(41)%
Natural gas liquids (per Bbl) (1)	17.95	36.69	(18.74)	(51)%
Combined (per BOE) including settlements of derivative contracts	55.78	66.93	(11.15)	(17)%
Hedging Activities:
Settlements of derivatives received (paid), oil	$5,994	$(4,618)	$10,612	230%
Settlements of derivatives received, natural gas	18,749	1,340	17,409	1299%
Summary Financial Information
Revenues
Oil	$60,212	$92,586	$(32,374)	(35)%
Natural gas	8,181	17,855	(9,674)	(54)%
Natural gas liquids	3,141	4,924	(1,783)	(36)%
Other revenues	221	225	(4)	(2)%
Gain (loss) on sale of assets	25	(4,607)	4,632	(101)%
Loss — oil and natural gas derivative contracts	(15,160)	(24,729)	9,569	39%
	56,620	86,254	(29,634)	(34)%
Expenses
Lease and plant operating expense	15,494	17,528	(2,034)	(12)%
Production and ad valorem taxes	4,264	6,952	(2,688)	(39)%
Workover expense	(67)	2,198	(2,265)	(103)%
Exploration expense	5,833	18,757	(12,924)	(69)%
Depreciation, depletion, and amortization expense	38,247	33,198	5,049	15%
Impairment expense	4,311	18,300	(13,989)	(76)%
Accretion expense	456	613	(157)	(26)%
General and administrative expense	11,963	13,894	(1,931)	(14)%
Interest expense, net	15,052	13,626	1,426	10%
Provision for state income taxes	576	—	576	NA
Net loss	$(39,509)	$(38,812)	$(697)	(2)%
Average Unit Costs per BOE:
Lease and plant operating expense	$8.98	$10.46	$(1.48)	(14)%
Production and ad valorem tax expense	2.47	4.15	(1.68)	(40)%
Workover expense	(0.04)	1.31	(1.35)	(103)%
Exploration expense	3.38	11.20	(7.82)	(70)%
Depreciation, depletion and amortization expense	22.16	19.82	2.34	12%
General and administrative expense	6.93	8.29	(1.36)	(16)%

(1)We do not utilize hedges for natural gas liquids.

Revenues

Oil revenues for the three months ended June 30, 2015 decreased $32.4 million, or 35%,  to $60.2 million from $92.6 million for the corresponding period in 2014. The decrease in revenue was attributable to a decrease in average price partially offset by an increase in production volumes. The average price of oil exclusive of settlements of derivative contracts decreased $45.85 per BBl or 44% in the second quarter of 2015, resulting in a decrease in oil revenues of approximately $48.3 million.  The overall price including settlements of derivative contracts decreased 36% from $97.90 per Bbl in the second quarter of 2014 to $62.88 per Bbl in the second quarter of 2015.    This decrease is partially offset by increased production resulting in an increase of $15.9 million in oil revenues.  The increase in production is primarily due to Sooner Trend production which increased by 233 MBbls, from 248 MBbls in the second quarter of 2014 to 481 MBbls in the corresponding period of 2015.

Natural gas revenues for the three months ended June 30, 2015 decreased $9.7 million, or 54%, to $8.2 million from $17.9 million for the same period in 2014. The decrease in natural gas revenue was attributable to both a decrease in price and production during the second quarter of 2015. The average price of natural gas exclusive of settlements of derivative contracts decreased 41% in the second quarter of 2015, resulting in a decrease in natural gas revenues of approximately $5.7 million.  The overall price including settlements of derivative contracts increased 81% from $4.98 per Mcf in the second quarter of 2014 to $9.01 per Mcf in the second quarter of 2015.  The overall price in the second quarter of 2015 includes $14.7 million we received related to unwinds to several of our natural gas derivative contracts.    An approximate $4.0 million decrease in revenues from natural gas was due to a decrease in production of 0.9 BCF, or 22%. This decline is primarily due to an emphasis on liquids-rich assets in our portfolio of assets.

Natural gas liquids revenues decreased $1.8 million, or 36%, during the second quarter of 2015 to $3.1 million from $4.9 million in the same period in 2014. The decrease in natural gas liquids revenue was attributable to a lower average price during the second quarter of 2015, partially offset by increased production volumes.  A decrease in our average price of 51%, from $36.69 per Bbl in the second quarter of 2014 to $17.95 per Bbl in the second quarter of 2015 was partially offset by a 31% increase in volumes from 134 MBbls to 175 MBbls.  The increase in volume is primarily due to an increase in production of 46 MBbls in the second quarter of 2015 in our Sooner Trend field in Oklahoma.

Other revenues decreased $4,000 during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.  The revenue is related to pipeline and processing fees from our East Texas properties.

Gain (loss) on sale of assets was a gain of $25,000 for the second quarter of 2015 as compared to a loss of $4.6 million for the second quarter of 2014, an increase of $4.6 million due to post-close settlement adjustment on the partial sale of our Eagleville field in the prior year.  There were no material gains or losses on sale of assets in the second quarter of 2015.

Loss— oil and natural gas derivative contracts was a loss of $15.2 million during the three months ended June 30, 2015 as compared to a loss of $24.7 million during the same period in 2014. The fluctuation from period to period is due to the volatility of oil and natural gas prices and changes in our outstanding derivative contracts during these periods.  The $15.2 million loss in the second quarter 2015 is inclusive of $24.7 million in settlements received on oil and natural gas derivative contracts of which $14.7 million were related to unwinds to several of our natural gas derivative contracts.

Expenses

Lease and plant operating expense decreased $2.0 million or 12% in the second quarter of 2015 as compared to the second quarter of 2014, to $15.5 million from $17.5 million, primarily due to a decrease in natural gas marketing and gathering and salt water disposal of $1.7 million.  On a per unit basis, lease and plant operating expenses were $8.98 per BOE and $10.46 per BOE for the second quarters of 2015 and 2014, respectively.

Production and ad valorem taxes decreased $2.7 million, or 39%, to $4.3 million for the second quarter of 2015, as compared to $7.0 million for the second quarter of 2014.  Production taxes decreased approximately $2.3 million during the second quarter of 2015, to $4.1 million from $6.4 million for the corresponding period in 2014, as a result of the decline in revenue.  Ad valorem taxes decreased approximately $0.4 million for the second quarter of 2015 from the corresponding period of 2014.

Workover expense decreased $2.3 million during the second quarter of 2015, as compared to the second quarter of 2014. This expense varies depending on activities in the field and is attributable to many different properties.

Exploration expense includes dry hole costs and the costs of our geology department, costs of geological and geophysical data, expired leases, gain/loss on settlements of asset retirement obligations, and lease rentals. Exploration expense decreased from $18.8 million for the second quarter of 2014 to $5.8 million for the second quarter of 2015, primarily due to dry hole expense of $13.2 million in the second quarter of 2014 as compared to dry hole expense of $0.6 million in the second quarter of 2015.

Depreciation, depletion and amortization increased $5.0 million to $38.2 million for the second quarter of 2015 as compared to $33.2 million for the second quarter of 2014. On a per unit basis, this expense increased from $19.82 per BOE in the second quarter of

2014 to $22.16 per BOE in the second quarter of 2015. The rate is a function of capitalized costs of proved properties, proved reserves and production by field.

Impairment expense decreased from $18.3 million in the second quarter of 2014 to $4.3 million in the second quarter of 2015. This expense varies with the results of drilling, as well as with price declines and other factors which may render some fields uneconomic, resulting in impairment. Impairment expense in the second quarter of 2015 consisted primarily of a write-down of several natural gas fields in South Texas and the Eagleville field.

Accretion expense is related to our obligation for retirement of oil and natural gas wells and facilities. We record these liabilities when we place the assets in service, using discounted present values of the estimated future obligation. We then record accretion of the liabilities as they approach maturity. Accretion expense was $0.5 million for the second quarter of 2015 and $0.6 million for the corresponding period in 2014.

General and administrative expense decreased $1.9 million for the second quarter of 2015 to $12.0 million from $13.9 million for the second quarter of 2014. The decrease is principally due to decreased litigation settlement expenses of approximately $2.4 million recorded in the second quarter of 2014.

Interest expense, net increased from $13.6 million for the second quarter of 2014 to $15.1 million for the second quarter of 2015.  Interest on our credit facility increased $0.7 million in the second quarter of 2015 as compared to the second quarter of 2014 due to a higher average balance.  We incurred additional interest in the current quarter of $0.7 million due to the senior secured term loan that we entered into during second quarter 2015.

Results of Operations: Six Months Ended June 30, 2015 v. Six Months Ended June 30, 2014

	Six Months Ended June 30,		Increase
	2015	2014	(Decrease)	% Change

	(in thousands, except average sales prices and
	unit costs)
Summary Operating Information:
Net Production:
Oil (MBbls)	2,120	1,704	416	24%
Natural gas (MMcf)	5,843	7,570	(1,727)	(23)%
Natural gas liquids (MBbls)	340	258	82	32%
Total oil equivalent (MBOE)	3,434	3,223	211	7%
Average daily oil production (MBOE/Day)	19.0	17.8	1.2	7%
Average Sales Price:
Oil (per Bbl) including settlements of derivative contracts	$68.96	$97.17	$(28.21)	(29)%
Oil (per Bbl) excluding settlements of derivative contracts	51.72	101.14	(49.42)	(49)%
Natural gas (per Mcf) including settlements of derivative contracts	6.56	5.12	1.44	28%
Natural gas (per Mcf) excluding settlements of derivative contracts	2.81	4.83	(2.02)	(42)%
Natural gas liquids (per Bbl) (1)	17.12	38.26	(21.14)	(55)%
Combined (per BOE) including settlements of derivative contracts	55.43	66.44	(11.01)	(17)%
Hedging Activities:
Settlements of derivatives received (paid), oil	$36,563	$(6,759)	$43,322	641%
Settlements of derivatives received, natural gas	21,893	2,198	19,695	896%
Summary Financial Information
Revenues
Oil	$109,644	$172,328	$(62,684)	(36)%
Natural gas	16,422	36,540	(20,118)	(55)%
Natural gas liquids	5,817	9,866	(4,049)	(41)%
Other revenues	414	288	126	44%
Gain on sale of assets	159	68,551	(68,392)	(100)%
Gain (loss) — oil and natural gas derivative contracts	11,599	(35,428)	47,027	133%
	144,055	252,145	(108,090)	(43)%
Expenses
Lease and plant operating expense	33,888	36,582	(2,694)	(7)%
Production and ad valorem taxes	8,537	14,628	(6,091)	(42)%
Workover expense	3,255	4,963	(1,708)	(34)%
Exploration expense	30,341	28,236	2,105	7%
Depreciation, depletion, and amortization expense	78,972	62,477	16,495	26%
Impairment expense	77,361	19,202	58,159	303%
Accretion expense	1,000	1,171	(171)	(15)%
General and administrative expense	29,659	38,611	(8,952)	(23)%
Interest expense, net	29,186	27,911	1,275	5%
Provision for state income taxes	576	283	293	104%
Net income (loss)	$(148,720)	$18,081	$(166,801)	(923)%
Average Unit Costs per BOE:
Lease and plant operating expense	$9.87	$11.35	$(1.48)	(13)%
Production and ad valorem tax expense	2.49	4.54	(2.05)	(45)%
Workover expense	0.95	1.54	(0.59)	(38)%
Exploration expense	8.84	8.76	0.08	1%
Depreciation, depletion and amortization expense	23.00	19.38	3.62	19%
General and administrative expense	8.64	11.98	(3.34)	(28)%

(1)We do not utilize hedges for natural gas liquids.

Revenues

Oil revenues for the six months ended June 30, 2015 decreased $62.7 million, or 36%, to $109.6 million from $172.3 million for the corresponding period in 2014. The decrease in revenue was attributable to a lower average price partially offset by increased production volumes. The average price of oil exclusive of settlements of derivative contracts decreased 49% in the first six months of 2015, resulting in a decrease in oil revenues of approximately $104.8 million.  The overall price, including settlements of derivative contracts, decreased 29% from $97.17 per Bbl in the first six months of 2014 to $68.96 per Bbl in the first six months of 2015.

An approximate $42.1 million increase in oil revenues in the first six months of 2015 was due to an increase in production of 416 MBbls, or 24%. This increase is primarily due to an increase in production from the Sooner Trend field and Weeks Island Area partially offset by a decrease from the Eagleville field.  Sooner Trend increased production by 510 MBbls, from 420 MBbls in the first six months of 2014 to 930 MBbls in the corresponding period of 2015.  Weeks Island Area increased 17 MBbls, from 702 MBbls in the first six months of 2014 to 719 MBbls for the first six months of 2015.  We sold a portion of our interest in the Eagleville field in the first quarter of 2014.  Our Eagleville field produced 369 MBbls and 311 MBbls in the first six months of 2014 and 2015, respectively.

Natural gas revenues for the six months ended June 30, 2015 decreased $20.1 million, or 55%, to $16.4 million from $36.5 million for the same period in 2014. The decrease in natural gas revenue was attributable to a decrease in price and production during the first six months of 2015.  The average price of natural gas exclusive of settlements of derivative contracts decreased 42% in the first six months of 2015, resulting in a decrease in natural gas revenues of approximately $11.8 million.  The overall price, including settlements of derivative contracts, increased 28% from $5.12 per Mcf in the first six months of 2014 to $6.56 per Mcf in the first six months of 2015.  The overall price in the second quarter of 2015 includes $14.7 million we received related to unwinds to several of our natural gas derivative contracts.  An approximate $8.3 million decrease in revenues from natural gas was due to a decrease in production of 1.7 BCF, or 23%. This decline is primarily due to an emphasis on liquids-rich assets in our portfolio of assets.

Natural gas liquids revenues decreased $4.0 million, or 41%, during the first six months of 2015 to $5.8 million from $9.8 million in the same period in 2014. The decrease in natural gas liquids revenue was attributable to decreased price during the first six months of 2015 partially offset by an increase in production volumes.  A 55% decrease in our average price from $38.26 per Bbl in the first six months of 2014 to $17.12 per Bbl in the first six month of 2015 was partially offset by a 32% increase in volumes from 258 MBbls to 340 MBbls.  The increase in volume is primarily due to increased production in our Sooner Trend field in Oklahoma.  The Sooner Trend field produced 146 Bbls and 236 Bbls in the first six months of 2014 and 2015, respectively.

Other revenues increased $0.1 million during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The revenue is related to pipeline and processing fees from our East Texas properties.

Gain on sale of assets was $0.2 million in the first six months of 2015, as compared to $68.6 million in the first six months of 2014.  The $68.6 million gain in the first six months of 2014 was due to the sale of a portion of our interests in our Eagleville field in the first quarter of 2014.  There were no material gains or losses on sale of assets in the first six months of 2015.

Gain (loss) — oil and natural gas derivative contracts was a gain of $11.6 million during the six months ended June 30, 2015 as compared to a loss of $35.4 million during the same period in 2014. The fluctuation from period to period is due to the volatility of oil and natural gas prices and changes in our outstanding hedging contracts during these periods. The $11.6 million gain in the first six months of 2015 is inclusive of $58.5 million in settlements received on oil and natural gas derivative contracts of which $32.6 million were related to unwinds of several oil and natural gas derivative contracts.

Expenses

Lease and plant operating expense decreased $2.7 million, or 7% in the first six months of 2015 as compared to the first six months of 2014, from $36.6 million to $33.9 million, primarily due to a decrease in natural gas marketing and gathering, salt water disposal, and chemicals totaling $3.8 million, partially offset by an increase in repairs, maintenance, rental equipment, and compression of $1.4 million. On a per unit basis, lease and plant operating expenses were $9.87 per BOE and $11.35 per BOE for the first six months of 2015 and 2014, respectively.

Production and ad valorem taxes decreased $6.1 million, or 42%, to $8.5 million for the first six months of 2015, as compared to $14.6 million for the first six months of 2014.  Production taxes decreased $5.3 million for the first six months of 2015 as compared to the corresponding period of 2014, as a result of the decline in revenue.  Production taxes are impacted by our mix of sales between oil and natural gas, as well as by varying rates and exemption opportunities in different states.  Ad valorem taxes decreased $0.8 million, primarily due to the sale of a portion of our Eagleville field in the first quarter of 2014.

Workover expense decreased from the first six months of 2014 to the first six months of 2015, from $5.0 million to $3.3 million, respectively. This expense varies depending on activities in the field and is attributable to many different properties.

Exploration expense includes dry hole costs and the costs of our geology department, costs of geological and geophysical data, expired leases, gain/loss on settlements of asset retirement obligations, and lease rentals. Exploration expense increased $2.1 million, from $28.2 million for the first six months of 2014 to $30.3 million for the first six months of 2015, primarily due to an increase in seismic and geological expenses of $1.9 million, and an increase in lease related expenses of $1.2 million. This increase was partially offset by a decrease in dry hole expense for the first six months of 2015 of $1.2 million.

Depreciation, depletion and amortization increased $16.5 million to $79.0 million for the first six months of 2015 as compared to an expense of $62.5 million for the first six months of 2014. On a per unit basis, this expense increased from $19.38 per BOE for the first six months of 2014 to $23.00 per BOE for the first six months of 2015. The rate is a function of capitalized costs of proved properties, proved reserves and production by field.

Impairment expense increased from $19.2 million in the first six months of 2014 to $77.4 million in the first six months of 2015. This expense varies with the results of drilling, as well as with price declines and other factors which may render some fields uneconomic, resulting in impairment.  Impairment expense in the first six months of 2015 included a write-down of our Weeks Island Area and natural gas fields in South Texas, East Texas and South Louisiana.

Accretion expense is related to our obligation for retirement of oil and natural gas wells and facilities. We record these liabilities when we place the assets in service, using discounted present values of the estimated future obligation. We then record accretion of the liabilities as they approach maturity. Accretion expense was $1.0 million for the first six months of 2015 and $1.2 million for the corresponding period in 2014.

General and administrative expense decreased $8.9 million for the first six months of 2015 to $29.7 million from $38.6 million for the first six months of 2014. The decrease is principally due to the recapitalization expenditures of $13.9 million incurred in the first quarter of 2014, partially offset by an increase in litigation settlement expenses of $2.4 million and an increase in salaries and benefits of $2.2 million in the first six months of 2015 due to increased headcount as compared to the first six months of 2014.

Interest expense, net increased $1.3 million for the first six months of 2015 to $29.2 million from $27.9 million for the first six months of 2014.  Interest on our credit facility increased $0.7 million in the first six months of 2015 as compared to the same period in 2014 due to higher average outstanding balances.  We incurred additional interest of $0.8 million on the senior secured term loan that we entered into during the second quarter 2015.

Liquidity and Capital Resources

Our principal requirements for capital are to fund our day-to-day operations, exploration and development activities, and to satisfy our contractual obligations, primarily for the repayment of debt and any amounts owed during the period related to our hedging positions.

Our 2015 capital budget is primarily focused on the development of existing core areas through exploitation and development. Currently, we plan to spend a total of approximately $148 million during 2015 for exploration and development, of which approximately $110 million has been expended or accrued through June 30, 2015.  Approximately 80% of our 2015 capital budget is allocated to our properties in Sooner Trend, Weeks Island Area, and Eagleville field in the Eagle Ford Shale play.  We reduced our anticipated capital expenditures for 2015 in response to the significant decline in oil prices in 2014 in order to preserve liquidity.  Our future drilling plans, plans of our drilling operators and capital budgets are subject to change based upon various factors, some of which are beyond our control, including drilling results, oil and natural gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, actions of our operators, gathering system and pipeline transportation constraints and regulatory approvals. Because a large percentage of our acreage is held by production, we have the ability to materially decrease our drilling and recompletion budget in response to market conditions with decreased risk of losing significant acreage.

We expect to fund the remainder of our 2015 capital expenditures for exploration, development, and acquisition of producing properties predominantly with cash flows from operations, supplemented by borrowings under our credit facility and senior secured term loan. If necessary, we may also access capital through proceeds from potential asset dispositions and the future issuances of debt and/or equity securities, subject to the distribution of proceeds therefrom as set forth in our partnership agreement. We strive to maintain financial flexibility and may access capital markets as necessary to maintain substantial borrowing capacity under our senior secured revolving credit facility, facilitate drilling on our large undeveloped acreage position and permit us to selectively expand our acreage position. In the event our cash flows are materially less than anticipated and other sources of capital we historically have utilized are not available on acceptable terms, we may curtail our capital spending.

Senior Notes

We have $450 million in outstanding registered senior notes due October 15, 2018 that carry a stated interest rate of 9.625% and an effective interest rate of 9.7825%. Interest is payable semi-annually each April 15th and October 15th. The senior notes are unsecured and are general obligations of the Company, and effectively rank junior to any of our existing or future secured indebtedness, which includes the credit facility and senior secured term loan. The senior notes are unconditionally guaranteed on a senior unsecured basis by each of our material subsidiaries.

The senior notes contain an optional redemption provision beginning October 15, 2014 allowing us to retire the principal outstanding, in whole or in part, at 104.813%. Additional optional redemption provisions allow for retirement at 102.406% and 100.0% beginning on each of October 15, 2015 and 2016, respectively.

Credit Facility

We have a senior secured revolving credit facility (“credit facility”) with Wells Fargo Bank, N.A. as the administrative agent, which matures October 13, 2017.  Our restricted subsidiaries are guarantors of the credit facility.

The borrowing base is redetermined each May and November.  The borrowing base was $375 million as November 1, 2014.    On June 2, 2015, the borrowing base was redetermined and was reduced to $300 million.  As of August 13, 2015, outstanding borrowing under the credit facility was $241.1 million, letters of credit totaling $0.9 million were outstanding, and the available unused portion of the borrowing base was $58.0 million.  If oil and natural gas prices continue to decline, the borrowing base under our senior secured credit facility may be further reduced.

Our credit facility provides for two alternative interest rate bases and margins. Eurodollar loans accrue interest generally at the one-month London Interbank Offered Rate plus a margin ranging from 2.00% to 2.75%, depending on the utilization of our borrowing base. “Reference rate” loans accrue interest at the prime rate of Wells Fargo Bank, N.A., plus a margin ranging from 1.00% to 1.75%, depending on the utilization of our borrowing base. The total rate on all loans outstanding as of June 30, 2015 under the credit facility was 2.50%, which was based on the Eurodollar option.

The credit facility contains customary covenants requiring us to maintain certain financial covenants including a current ratio, leverage ratio, and interest coverage ratio which are calculated quarterly.  At June 30, 2015, we were in compliance with the covenants of the credit facility.  The terms of the credit facility also restrict our ability to make distributions and investments.

Senior Secured Term Loan

 On June 2, 2015, we entered into a second lien Senior Secured Term Loan Agreement (the “Term Loan Facility”) with Morgan Stanley Energy Capital Inc.  as administrative agent, and the lenders party thereto, pursuant to which we borrowed $125 million.  The Term Loan Facility includes an accordion feature which allows us to borrow up to an additional $50 million of additional term loans under the Term Loan Facility within one year following the closing, subject to certain conditions.  The Term Loan Facility matures on April 15, 2018.

Borrowings under the Term Loan Facility bear interest at adjusted LIBOR plus 8%. The covenants in the Term Loan Facility require, among other things, maintenance of certain ratios, measured on a quarterly basis, as follows: (i) current assets to current liabilities of at least 1.0 to 1.0, (ii) debt to EBITDAX of no more than 4.5 to 1.0, (iii) PV-9 of total proved reserves to total secured debt of at least 1.5 to 1.0, and (iv) EBITDAX to interest expense of at least 2.5 to 1.0.  Obligations under the Term Loan Facility are guaranteed by certain of our subsidiaries and affiliates and are secured by second priority liens on substantially all of our and our subsidiaries assets that serve as collateral under the credit facility.  At June 30, 2015, we were in compliance with the covenants of the Term Loan Facility.

We have the option to prepay all or a portion of the Term Loan Facility at any time, and we are subject to certain mandatory prepayments of proceeds from asset sales or an initial public offering, which are subject to certain prepayment premiums.  The net proceeds of $121 million from the Term Loan Facility were used to pay down outstanding amounts under our credit facility.

Cash flow provided by operating activities

Operating activities provided cash of $107.9 million during the six months ended June 30, 2015 as compared to $88.7 million during the comparable period in 2014, an increase of $19.2 million.  The increase in operating cash flows was attributable to various factors.  Cash-based items of net income, including revenues (exclusive of  unrealized commodity gains or losses), operating expenses and taxes, general and administrative expenses, and the cash portion of our interest expense, resulted in a net decrease of approximately $9.4 million.    Changes in working capital and other assets and liabilities provided an increase of $28.6 million in the first six months of 2015 as compared to the corresponding period in 2014.

Cash flow (used in) provided by investing activities

Investing activities used cash of $117.2 million during the six months ended June 30, 2015 as compared to cash provided by investing activities of $2.9 million during the comparable period of 2014.  Investment in property and equipment decreased by $23.4 million for the first six months of 2015. Capital expenditures for property and equipment used cash of $141.1 million and $165.2 million in the first six months of 2015 and 2014, respectively. Sales of properties provided proceeds of $168.1 million in the first six months of 2014.  During the fourth quarter 2014, we sold our remaining interests in the Hilltop field and placed the net proceeds into a restricted cash account with a qualified intermediary available for use in a like-kind exchange under Section 1031 of the U.S. Internal Revenue Code.  During the first quarter 2015, net proceeds in the restricted account provided proceeds of $24.6 million.

Cash flow provided by (used in) financing activities

Financing activities provided cash of $16.5 million during the six months ended June 30, 2015, as compared to cash used by financing of $89.8 million during the comparable period in 2014.  In the first six months of 2015, we used the proceeds received from the senior secured term loan to reduce the outstanding balance under our credit facility by $120.9 million.   In addition, during the six months ended June 30, 2015, we made payments of $40.0 million to reduce the outstanding balance under our credit facility and made distributions of $3.8 million, while we also drew down $64.6 million under the credit facility.  Furthermore, we added $4.3 million of deferred financing cost related to the Term Loan Facility during the six months ended June 30, 2015.

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

Reserve engineering is a process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way. The accuracy of any reserve estimate depends on the quality of available data, the interpretation of such data and price and cost assumptions made by reservoir engineers.  Specifically, future prices received for production and costs may vary, perhaps significantly, from the prices and costs assumed for purposes of these estimates. Prices for oil or natural gas remain depressed in the second quarter of 2015, and sustained lower prices will cause the twelve month weighted average price to decrease over time as the lower prices are reflected in the average price, which may reduce the estimated quantities and present values of our reserves.  In addition, the results of drilling, testing and production activities may justify revisions of estimates that were made previously. If significant, such revisions would change the schedule of any further production and development drilling. Accordingly, reserve estimates may differ significantly from the quantities of oil and natural gas that are ultimately recovered.

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

The fair value of our oil and natural gas derivative contracts at June 30, 2015 was a net asset of $40.2 million. A 10% increase or decrease in oil and natural gas prices with all other factors held constant would result in a decrease or increase, respectively, in the estimated fair value (generally correlated to our estimated future net cash flows from such instruments) of our oil and natural gas commodity contracts of approximately $39.7 million (decrease in value) or $38.0 million (increase in value), respectively, as of June 30, 2015.

We are subject to interest rate risk on our variable interest rate borrowings. Although in the past we have used interest rate swaps to mitigate the effect of fluctuating interest rates on interest expense, we currently have no open interest rate derivative contracts.  A 1% increase in interest rates would increase annual interest expense on our variable rate debt by approximately $2.2 million, based on the balance outstanding as of June 30, 2015.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

See Part I, Item 1, Note 10 to our consolidated financial statements entitled “Commitments and Contingencies,” which is incorporated in this item by reference.

ITEM  1A. Risk Factors

We are subject to certain risks and hazards due to the nature of the business activities we conduct. For a discussion of these risks, see “Item 1A. Risk Factors” in the 2014 Form 10-K. There have been no material changes with respect to the risk factors disclosed in the 2014 Form 10-K during the quarter ended June 30, 2015.

ITEM  5. Other Information

On August 13, 2015, High Mesa contributed $20 million to us in connection with the issuance of Series C PIK convertible preferred stock of High Mesa (“Series C Issuance”) to Highbridge for gross proceeds of $25 million.  In connection with the Series C Issuance, Alta Mesa Holdings GP, LLC, High Mesa, as holder of 100% of our Class B Units, and all of our Class A Limited Partners entered into a Third Amended and Restated Limited Partnership Agreement to provide for the Series C Issuance in the distribution formula and certain other provisions of the amended partnership agreement.  We will use the capital to pay down amounts owed under the credit facility and for other general corporate purposes.

On August 13, 2015, Gene Cole was appointed to the board of directors of Alta Mesa Holdings GP, LLC.

Gene Cole joined us in 2007 and currently serves in the position of Vice President and Chief Technical Officer. Mr. Cole has over 25 years of extensive domestic and international oilfield experience in management, well completions, well stimulation design and execution. He started his career with Schlumberger Dowell as a Field Engineer and served in numerous increasingly responsible positions with Schlumberger in the areas of field operations, engineering and management. He has a Bachelor of Science in Petroleum Engineering from Marietta College.

ITEM  6. Exhibits

3.1*	Third Amended and Restated Agreement of Limited Partnership of Alta Mesa Holdings, LP, dated as of August 13, 2015.

31.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

31.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

32.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101*	Interactive data files.

* filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ALTA MESA HOLDINGS, LP
(Registrant)

	By:	ALTA MESA HOLDINGS GP, LLC, its
August 13, 2015		general partner

	By:	/s/ Harlan H. Chappelle
Harlan H. Chappelle
August 13, 2015		President and Chief Executive Officer

	By:	/s/ Michael A. McCabe
Michael A. McCabe
Vice President and Chief Financial Officer