Form 10-K
period 2015-12-31
Alta Mesa Holdings, LP
filed 2016-03-29
CIK 1518403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended: December 31, 2015

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

Reserve engineering is a process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way. The accuracy of any reserve estimate depends on the quality of available data, the interpretation of such data and price and cost assumptions made by reservoir engineers. Specifically, future prices received for production and costs may vary, perhaps significantly, from the prices and costs assumed for purposes of these estimates.  Commodity prices began to decline beginning in the third quarter of 2014, continued to decline throughout 2015, and have been trading at multi-year lows thus far into the first quarter of 2016.  Current prices for oil and natural gas are below the average calculated for 2015, and sustained lower prices will cause the twelve month weighted average price to decrease over time as the lower prices are reflected in the average price, which may reduce the estimated quantities and present values of our reserves. In addition, the results of drilling, testing and production activities may justify revisions of estimates that were made previously. If significant, such revisions would change the schedule of any further production and development drilling. Accordingly, reserve estimates may differ significantly from the quantities of oil and natural gas that are ultimately recovered.

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

PART I

Item 1. Business

Our Company

Alta Mesa Holdings, LP (“Alta Mesa,” the “Company,” “us,” “our,” or “we”) is a privately held company engaged primarily in onshore oil and natural gas acquisition, exploitation, exploration and production whose focus is to maximize the profitability of our assets in a safe and environmentally sound manner. We seek to maintain a portfolio of assets in plays with known resources where we identify a large inventory of lower risk drilling, development, and enhanced recovery and exploitation opportunities. Our operations are located within the continental United States.  Our portfolio of assets has large components of liquids-rich gas and oil reservoirs.  Our core producing properties are located in Oklahoma and Louisiana. We believe there are decades of future development potential in our balanced portfolio of assets — principally historically prolific fields in the Sooner Trend in Oklahoma and the Weeks Island Area in South Louisiana. We maximize the profitability of our assets by focusing on sound engineering, enhanced geological techniques including 3-D seismic analysis, and proven drilling, stimulation, completion, and production methods.

As of December 31, 2015, our estimated total proved oil and natural gas reserves were approximately 78.5 MMBOE, of which 43% were classified as proved developed reserves. Our proved reserve mix is approximately 44% oil, 33% natural gas, and 23% natural gas liquids.  We maintain operational control of the majority of our properties.

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

Overview of 2015

During 2015, we concentrated our efforts on developing our core properties: the Sooner Trend field and the Weeks Island Area.  We continue to emphasize oil-rich reserves and production.  Highlights from 2015 include:

•

estimated proved reserves increased by 21.6 MMBOE or 38% over 2014 year-end, primarily as a result of our focus on the successful drilling activity and development of our core property in the Sooner Trend;

•

percentage of total production attributable to oil and natural gas liquids increased from 64% in 2014 to 71% in 2015, measured on the traditional energy content ratio of 6:1 between natural gas and oil;

•	total average production from our two core properties of approximately 13.4 MBOEPD in 2015 as compared to 9.8 MBOEPD in 2014;
•	oil production increased 11% from 3.8 MMBbl as of year-end 2014 to 4.2 MMBbl as of year-end 2015;
•	total revenues from hydrocarbons decreased 44% in 2015 over 2014, primarily as a result of significant decrease in commodity prices;
•	drilled 82 gross wells (45.4 net wells) in 2015 of which 51 gross wells (34.0 net wells) were in our two core properties;
•	approximately $238 million was invested in our oil and natural gas properties in 2015, as compared to $411 million in 2014 (both totals include acquisitions);
•	recognized impairment expense in 2015 of $176.8 million as compared to $74.9 million in 2014

Recent Acquisitions and Divesture Activity

Our acquisitions and divestitures during 2015 are summarized below.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K for additional information on these acquisitions and divestitures.

Divestiture. On September 30, 2015, we closed the sale of all the membership interests in Alta Mesa Eagle, LLC (“AME”), our wholly owned subsidiary that held all our remaining interests in the Eagle Ford shale play in Karnes County, Texas, effective July 1, 2015 (the “Effective Date”), for an aggregate cash purchase price of $125 million subject to certain adjustments, consisting of $118 million (the “Base Purchase Price”), and additional contingent payments of approximately $7 million payable to us by the 15th of each calendar month in which certain amounts owed to us prior to the Effective Date have been received.  As of December 31 2015, we received net proceeds of $122.0 million including $4.0 million of customary purchase price adjustments, and recognized a preliminary gain of approximately $67.6 million.  Cash received was utilized to pay down borrowings under our credit facility. As of the Effective Date, the estimated net proved reserves sold were approximately 7.8 MMBOE.

The sale of AME contributed approximately $68.9 million in pre-tax profit for the year ended December 31, 2015, which includes gain on sale of asset of $67.6 million and $118.5 million in pre-tax profit for the year ended December 31, 2014, which includes a $72.5 million gain on sale of assets for the first portion of the Eagleville divestiture sold during the year ended December 31, 2014.

Acquisition.  On July 6, 2015, we acquired approximately 19,000 net acres of primarily undeveloped leasehold interest in Kingfisher County, Oklahoma.  The consideration for the purchase was approximately $46.2 million and was subject to customary purchase price adjustments.  The effective date of the acquisition was April 1, 2015.  The purchase was funded with borrowings under our credit facility.

Recent Developments

On January 13, 2016, our wholly owned subsidiary Oklahoma Energy Acquisitions, LP (“Oklahoma Energy”) entered into a joint development agreement (the “Joint Development Agreement”) with BCE-STACK Development LLC (“BCE”), to fund drilling operations in Kingfisher County, Oklahoma. The drilling program initially calls for the development of forty identified well locations, which will be developed in two tranches of twenty wells each. The parties may also mutually agree to additional tranches on the same terms as the initial tranches.

Under the Joint Development Agreement, BCE has committed to fund 100% of Oklahoma Energy’s working interest share of drilling and development costs for each well in which BCE elects to participate (each, a “Joint Well”), provided that to the extent that the total cost of drilling the wells in any tranche exceeds $64 million, Oklahoma Energy will be responsible for its and BCE’s working interest share of the drilling costs in such tranche exceeding such limit. We do not anticipate any such costs to be material. In exchange for the payment of drilling and completion costs, BCE will receive 80% of Oklahoma Energy’s working interest in each Joint Well, which interest will be reduced to 20% of Oklahoma Energy’s initial working interest upon BCE’s achieving a 15% internal rate of return in a tranche, and further reduced to 7.5% of Oklahoma Energy’s initial interest upon BCE’s achieving a 25% internal rate of return. Upon the achievement of these return thresholds, the interest BCE relinquishes will be automatically assigned back to Oklahoma Energy. Following the completion of each Joint Well, BCE and Oklahoma Energy will bear their proportionate working interest share of all subsequent costs and expenses related to such Joint Well.

On March 8, 2016, the parties further agreed to add a third tranche of investment that will allow for the drilling of an additional 20 wells, representing an additional investment of up to $64 million. The terms and conditions are the same as those of the first two tranches.

On March 16, 2016, we borrowed $141.9 million under the credit facility, which represented the remaining undrawn amount that was available under the credit facility.  As required by the terms of the credit facility, the borrowings were deposited into an account controlled by the Administrative Agent.  Such funds will not be treated as debt for the purposes of leverage ratio compliance so long as they remain in the controlled account.  These funds are intended to be used for general corporate purposes.

Following the funding of this borrowing, the aggregate principal amount of borrowings under the credit facility was $300 million, including $6.1 million of outstanding letters of credit, with no remaining availability. These new borrowings bear interest at 3.25%.

Industry Operating Environment and Outlook

The success of our business is highly dependent on the price we receive for our oil, natural gas liquids and natural gas.  Commodity prices began to decline beginning in the third quarter of 2014, continued to decline throughout 2015, and have been trading at multi-year lows thus far into the first quarter of 2016, with crude oil prices falling below $30.00 per barrel on several occasions.  These lower commodity prices have brought significant and immediate changes affecting our industry.  Low commodity prices affect our business in numerous ways, including:

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

We have continued to reduce our capital expenditures and operating costs in response to sustained low commodity prices, and our long term strategy remains intact.  While we cannot predict the length or depth of the current price decline, or the timing and extent of a potential price rebound, we have moved quickly and decisively regarding what we can control: our operating costs and the timing and levels of capital spending on projects we operate or control.  We will continue to monitor our capital spending closely based on actual and projected cash flows and could make additional reductions to our 2016 capital spending should commodity prices decrease further.  Conversely, a significant improvement in commodity prices could result in an increase in our capital expenditures.  See Item 1A. Risk Factors below.

For a more in-depth discussion of 2015 results, and our capital resources and liquidity, please see “Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.”

In response to this commodity price environment and in order to preserve our liquidity, we have reduced our anticipated capital expenditures for 2016 to $115 million from $148 million for 2015, a decrease of approximately 22%.  Our estimated capital expenditures for 2016 are allocated as follows:

•	approximately $95 million to be spent in Sooner Trend;
•	approximately $10 million to be spent in Weeks Island Area; and,
•	approximately $10 million to be spent on various non-core properties.

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

•

Optimize Production Mix Based on Market Conditions. Our asset base enables us to efficiently and rapidly adjust our development activity in response to market prices. Despite the recent oil price decline, we intend to continue to exploit oil and natural gas liquids opportunities within our portfolio. Oil and natural gas liquids together represented 71% of our

2015 production, measured on the traditional energy content ratio of 6:1 between natural gas and crude oil.  Oil and liquids-rich gas opportunities represented approximately 75% of our 2015 capital budget and represent approximately 72% of our 2016 capital budget. Commodity mix is a key consideration as we continually evaluate future drilling and acquisition opportunities in light of market price fluctuations.

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

•

Mitigate Commodity Price Risk. Due to the potential for low oil and natural gas prices, we periodically enter into derivative transactions for a portion of our planned future oil, natural gas and natural gas liquids production. This allows us to reduce exposure to low prices and achieve more predictable cash flows. We retain commodity price upside potential through active management of our portfolio of derivative transactions, as well as through future production and reserve growth. As of December 31, 2015, we have hedged approximately 72% of our forecasted production from proved developed producing properties (“PDP”) through 2019 at average annual floor prices ranging from $2.92 per MMBtu to $4.50 per MMBtu for natural gas and $62.50 per Bbl to $72.27 per Bbl for oil.

•

Maintain Financial Flexibility. In order to maintain our financial flexibility, we plan to fund our 2016 capital budget predominantly with cash flow from operations supplemented by borrowings under our credit facility, Term Loan Facility, non-strategic assets sales, and cash on hand. Our operational control of most properties enables us to manage the timing of a substantial portion of our capital investments. At December 31, 2015, under our senior secured revolving credit facility, we had $152 million in borrowings outstanding and $148 million available for borrowing.    On March 16, 2016, we borrowed $141.9 million under the credit facility, which represented the remaining undrawn amount that was available under the credit facility.

Our Strengths

We believe that the following strengths provide us with significant competitive advantages and position us to continue to achieve our business objective and execute our strategies:

•

Proven Track Record of Reserves and Production Growth. We have increased production at a compounded annual rate of approximately 23% since 2008 through a focused program of drilling and field re-development complemented by strategic acquisitions. Based on our long-term historical performance and our business strategy, we believe we have the opportunities, experience and knowledge to continue growing both our reserves and production.

•

High Quality Portfolio of Under-Exploited Properties and Multi-Year, Low-Risk Drilling and Wellbore Utilization Inventory. The bulk of our assets are producing properties with significant opportunities for additional exploitation and exploration. We have created and expect to maintain a multi-year drilling inventory and a continuing program of well recompletions, typically to shallower productive zones as deeper formations deplete over time. As of December 31, 2015, our inventory of proved reserve projects consists of 146 proved undeveloped reserves (“PUD”) locations, including 135 PUD locations in the Sooner Trend, and 8 PUD locations in Weeks Island Area. We believe that we have significant additional development opportunities that are not classified as proved reserves. By targeting productive zones in multiple stacked pays, we are able to minimize exploration risk and costs.

•

Geographically and Geologically Balanced Asset Base. We have a balanced portfolio of low-risk conventional and high-impact resource assets across various historically productive basins. Our core assets are located in the Sooner Trend in Oklahoma, where our assets are in the Mississippian age Osage, Meramec, and Manning; the Pennsylvanian age Oswego Lime; the Hunton Lime; legacy waterflooded zones with shallow declines; and other formations; and in South Louisiana, where our most significant field is Weeks Island, a large oil field with multiple stacked pay sands. Our core properties are located in areas that benefit from an experienced and well-established service sector, efficient state regulation, and available midstream infrastructure and services. In addition, based on our reserve report as of December 31, 2015, approximately 84% of our total future net undiscounted revenues are expected to be from the production of proved oil and natural gas liquids reserves. We believe our geographic and geologic diversification enables us to allocate our capital more profitably, manage market, weather and regulatory risks, and capitalize on technological improvements.

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

Partnership Structure

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

Our partnership agreement provides for two classes of limited partners.  Class A partners include our founder and other parties.  Our sole Class B partner is High Mesa, Inc. (“High Mesa”).    On March 25, 2014, High Mesa completed a $350 million recapitalization with an investment from Highbridge Principal Strategies LLC (“Highbridge”).  Proceeds from the investment were used in part to purchase the investment of Denham Capital Management LP in High Mesa. Our Board of Directors includes one member nominated by Highbridge and four members nominated by the Class A partners.

Our business and affairs are managed by Alta Mesa Holdings GP, LLC, our general partner (“General Partner”). In connection with the recapitalization on March 25, 2014, our partnership agreement was amended and restated to provide, among other things, that all distributions under the partnership agreement shall first be made to holders of Class B Units, until certain provisions are met.  After such provisions are met, distributions shall then be made to holders of Class A and Class B Units pursuant to the distribution formulas set forth in the partnership agreement.

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

Reserve and Production Overview

The following table describes our proved reserves and production profile as of December 31, 2015:

	Total		Oil and				Average
	Estimated		NGLs as %				Daily Net
	Proved		of Total	PV-10		Net	Production
	Reserves	% Proved	Proved	($ in millions)	Net	Producing	2015
	(MMBOE)	Developed (1)	Reserves (1)	(2)	Acreage (3)	Wells (4)	(MBOE/d)
Sooner Trend	67.0	37%	68%	$538.9	73,513	267.3	8.8
Weeks Island Area	6.0	69%	92%	91.1	12,358	39.7	4.6
Other	5.5	85%	29%	(0.4)	401,345	84.9	5.4
All Properties	78.5	43%	67%	$629.6	487,216	391.9	18.8
(1)	Computed as a percentage of total reserves of the property.
(2)

PV-10 was calculated using oil and natural gas price parameters established by current Securities and Exchange Commission (“SEC”) guidelines and accounting rules based on the unweighted arithmetic average of oil and natural gas prices as of the first day of each of the twelve months ended December 31, 2015. Because we are a partnership and, as such, are not subject to income taxes, our PV-10 is the same as our standardized measure of future net cash flows, the most comparable measure under generally accepted accounting principles, which is reduced for the discounted value of estimated future income taxes.  Calculation of PV-10 does not give effect to derivatives transactions.  The unweighted arithmetic average prices as of the first of each month during the twelve months ended December 31, 2015 were $50.28 per Bbl of oil and $2.58 per MMBtu of natural gas.

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

Our focus in these fields is on continued implementation of a multi-year, multi-rig program to develop several pay zones with horizontal drilling and multi-stage hydraulic fracturing of the Mississippian age Osage, Meramec, and Manning and the Pennsylvanian age Oswego, as well as the definition of similar exploitation opportunities in the Woodford Shale, Hunton Lime, and other formations.  We also maintain production in the historically principal field pay zones that have been water flooded for several decades.  We have increased our acreage in the Sooner Trend to position ourselves for expanded horizontal development of stacked pays, both within and contiguous with our legacy position, including approximately 19,000 net acres in July 2015.

As of December 31, 2015, we had a 70% average working interest in 381 gross producing wells, and had identified 135 PUD locations in this area. We produced 3,218 MBOE net to us from our properties in Oklahoma in 2015, an increase of 86% as compared to 1,734 MBOE in 2014.

During 2015, we spent approximately $105 million in the Sooner Trend for the drilling and completion of wells, as well as other expenditures for facilities.  As of December 31, 2015, we had two drilling rigs operating in Sooner Trend for horizontal development.    Currently, we continue to have three drilling rigs operating in Sooner Trend and plan to bring on one or two additional drilling rigs.  We plan to utilize up to five drilling rigs during 2016 targeting the Mississippian age Osage, Meramec, and Manning, and the Pennsylvanian age Oswego with horizontal drilling.    We will also participate in other horizontal wells as a non-operator, primarily targeting the Oswego Lime, Meramec and Osage.    We have allocated approximately $95 million of our 2016 capital expenditure budget to our Sooner Trend properties.  We plan to drill and complete up to 30 wells under our allocated 2016 capital expenditure budget for Sooner Trend.  We will also drill and complete up to 60 additional wells financed through our Joint Development Agreement with BCE at a cost of up to $192 million.

Weeks Island Area, South Louisiana

The Weeks Island Area, located in Iberia and St. Mary Parish, Louisiana, contains some of our largest proved developed oil reserves and consists of the Weeks Island and Cote Blanche Island fields.

The Weeks Island field, located in Iberia Parish, Louisiana, is a historically-prolific oil field with 55 potential pay zones that are structurally and stratigraphically trapped around a piercement salt dome, which we believe offer significant future opportunities for added production and reserves.  During the first quarter of 2015 and in response to softening commodity prices, we released both the drilling and completion rigs and focused our efforts on maintaining production through more efficient lifting operations.  We expect to continue development activity in this field in 2016.  As of December 31, 2015, we had a 96% average working interest in 36 gross producing wells, and had identified 6 PUD locations in this field.

The Cote Blanche Island field, located in St. Mary Parish, was acquired by Alta Mesa with an effective date of July 1, 2014.  The field is a salt dome structure and production from the Miocene sands was discovered in 1948 by Texaco, three years after the discovery at Weeks Island. The geology is similar to Weeks Island and we plan on utilizing the same geologic interpretation methods and engineering development techniques at Cote Blanche that we use at Weeks Island to increase reserves and production.  We own a 100% working interest with an average revenue interest of 83% in this field.

As of December 31, 2015, we had a 97% average working interest in a total of 41 gross producing wells, and had identified 8 PUD locations in the Weeks Island Area. We produced 1,686 MBOE net to us from the Weeks Island Area in 2015, a decrease of 8% as compared to 1,837 MBOE in 2014.  We have allocated approximately $10 million of our 2016 capital expenditure budget to the Weeks Island Area and plan to utilize at least one workover rig during 2016, as well as one drilling rig for a portion of the year.

Other Assets

We conduct operations in other areas, including Urbana, Cold Springs and Cold Springs West in East Texas, Blackjack Creek oil field in Florida, and other fields in South Louisiana.  We continually evaluate the operations in these areas to determine future development, expansion, acquisition opportunities, and strategic divestiture plans.  We have allocated approximately $10 million of our 2016 capital expenditure budget to these properties.

Our Oil and Natural Gas Reserves

The table below summarizes our estimated net proved reserves as of December 31, 2015:

	As of December 31, 2015
	Oil
	and
	NGL's	Gas

	(MBbls)	(MMcf)
Proved Reserves (1)
Developed	21,900	71,753
Undeveloped	30,679	83,671
Total Proved	52,579	155,424

(1)

Our proved reserves as of December 31, 2015 were calculated using oil and natural gas price parameters established by current SEC guidelines and accounting rules based on unweighted arithmetic average prices as of the first day of each of the twelve months ended on such date. These average prices were $50.28 per Bbl for oil and $2.58 per MMBtu for natural gas. Pricing was adjusted for basis differentials by field based on our historical realized prices.  If commodity prices remain below the average prices used to estimate 2015 proved reserves, we would expect additional negative price-related reserves revisions in 2016, which could be significant. See “Note 19 — Supplemental Oil and Natural Gas Disclosures (Unaudited)” in the accompanying notes to consolidated financial statements included elsewhere in this report for information concerning proved reserves.

The table above represents estimates only. Reserves estimates are based upon various assumptions, including assumptions required by the SEC relating to oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating reserves is complex. This process requires significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. Furthermore, different reserve engineers may make different estimates of reserves and cash flow based on the same available data and these differences may be significant. Therefore, these estimates are not precise. Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves will most likely vary from those estimated. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing oil and natural gas prices and other factors, many of which are beyond our control.  Prices for oil or natural gas continued to decline and are currently below the average calculated for 2015.  Sustained lower prices will cause the unweighted arithmetic average to decrease over time as the lower prices are reflected in the average price, which may result in the estimated quantities and present values of our reserves being reduced and may necessitate future write-downs.

Internal Controls Over Reserve Estimates and Qualifications of Technical Persons

Our policies and practices regarding internal controls over the recording of reserves is structured to objectively and accurately estimate our oil and gas reserves quantities and present values in compliance with rules, regulations and guidance provided by the SEC, as well as established industry practices used by independent engineering firms and our peers, and in accordance the 2007 Petroleum Resources Management System sponsored and approved by the Society of Petroleum Engineers, the World Petroleum Council, the American Association of Petroleum Geologists and the Society of Petroleum Evaluation Engineers.    The reserve estimation process begins with our Corporate Planning and Reserves department, which gathers and analyzes much of the data used in estimating reserves. Working and net revenue interests are cross-checked and verified by our land department.  Lease operating and capital expenses are provided by our accounting department and reviewed by the Corporate Planning and Reserves department.  Our Vice President of Corporate Planning and Reserves is the technical person primarily responsible for overseeing the preparation of our reserve estimates. His qualifications include the following:

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

Ryder Scott Company, L. P. (“Ryder Scott”), a third party engineering firm, audited 97% of our 2015 proved reserves.  The audit constituted 105% of our PV-10 as estimated by us.  This high percentage of coverage is the result of properties “not reviewed” having a negative PV10 due to future abandonment liabilities and/or near term operating expenses that exceed income as a result of low commodity prices.  Many of these properties, by definition, do not have economic reserves and these reserves are, therefore, counted as zero in the total.

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

Proved Undeveloped Reserves

At December 31, 2015, we had PUDs of 44.6 MMBOE, or approximately 57% of total proved reserves. The PUDs are primarily in Sooner Trend and Weeks Island Area.

Total PUDs at December 31, 2014 were 27.2 MMBOE, or 48% of our total proved reserves.  The following table reflects the changes in PUDs during 2015:

MBOE
Proved undeveloped reserves, December 31, 2014	27,158
Converted to proved developed	(3,526)
Proved undeveloped reserve extensions and discoveries	20,875
Proved undeveloped reserves acquired	—
Proved undeveloped reserves sold	(5,706)
Proved undeveloped reserve revisions	5,824
Proved undeveloped reserves, December 31, 2015	44,625

PUDs converted to proved developed reserves were primarily in Sooner Trend and Weeks Island Area.  Total expenditures for the PUDs converted to proved developed reserves were approximately $54.4 million.  Extensions and discoveries were primarily in our Sooner Trend and Weeks Island Area.  PUD reserves sold were from dispositions of our remaining interest in Eagleville field and non-core assets in South Texas.  In 2015, we had positive revisions of 10.1 MBOE, which were partially offset by negative price revisions of 4.3 MBOE. These reserves were moved out of the PUD reserve category in compliance with the SEC five year rule.  Estimated future development costs, including plugged and abandonment cost (“P&A”), for PUDs remaining are approximately $327 million at December 31, 2015.

Under current SEC requirements, PUD reserves may only be booked if they relate to wells scheduled to be drilled within five years of the original date of booking unless specific circumstances justify a longer time.  We will be required to remove our PUDs if we do not drill those reserves within the required five year time frame, unless specific circumstances justify a longer time.  All of our PUDs at December 31, 2015 are scheduled to be drilled within five years of the date they were initially recorded.    Lower prices for oil

and natural gas as seen in the recent decline may cause us in the future to forecast less capital to be available for development of our PUDs, which may cause us to decrease the amount of our PUDs we expect to develop within the five year time frame.  In addition, lower oil and natural gas prices may cause our PUDs to become uneconomic to develop, which would cause us to remove them from the proved undeveloped category.

Production, Prices and Production Cost History

The following table sets forth certain information regarding the production volumes, average prices received and average production costs associated with our sale of oil, natural gas, and natural gas liquids for the periods indicated below.  The data below include the effects of the amounts we reclassified from natural gas volumes and revenues to natural gas liquids volumes and revenues for the year ended December 31, 2013.  See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations: Year Ended December 31, 2014 v. Year Ended December 31, 2013,  Natural gas liquids revenues for more detailed information.

	Year Ended December 31,
	2015	2014	2013

Net production:
Oil (MBbls)	4,203	3,770	2,897
Natural gas (MMcf)	11,900	14,449	16,664
Natural gas liquids (MBbls)	678	537	398
Total (MBOE)	6,865	6,715	6,072
Total (MMcfe)	41,187	40,290	36,434
Average sales price per unit before hedging effects:
Oil (per Bbl)	$47.54	$92.27	$102.81
Natural gas (per Mcf)	2.57	4.50	3.68
Natural gas liquids (per Bbl)	16.01	34.04	38.37
Combined (per BOE)	35.15	64.20	61.67
Average sales price per unit after hedging effects:
Oil (per Bbl)	$67.73	$93.38	$100.67
Natural gas (per Mcf)	4.43	4.87	5.14
Natural gas liquids (per Bbl)	16.01	34.04	38.37
Combined (per BOE)	50.73	65.62	64.66
Average costs per BOE:
Lease and plant operating expense	$10.45	$10.99	$11.60
Production and ad valorem taxes	2.20	4.20	4.34
Workover expense	0.95	1.33	2.25
Average costs per Mcfe:
Lease and plant operating expense	$1.74	$1.83	$1.93
Production and ad valorem taxes	0.37	0.70	0.72
Workover expense	0.16	0.22	0.38

The following table provides a summary of our production, average sales prices and average production costs for the Sooner Trend area, which contributes approximately 85% of our total proved reserves as of December 31, 2015.  The largest field in Sooner Trend contributes 15% or more of our total proved reserves as of December 31, 2015.

	Year Ended December 31,
Sooner Trend	2015	2014	2013

Net production:
Oil (MBbls)	2,006	1,072	306
Natural gas (MMcf)	4,276	2,083	859
Natural gas liquids (MBbls)	499	316	124
Total (MBOE)	3,218	1,734	573
Total (MMcfe)	19,306	10,411	3,439
Average sales price per unit before hedging effects:
Oil (per Bbl)	$45.90	$89.34	$94.90
Natural gas (per Mcf)	2.51	4.34	3.71
Natural gas liquids (per Bbl)	16.74	34.09	38.20
Average production costs per BOE:
Lease and plant operating expense	$6.89	$8.22	$14.27
Production and ad valorem taxes	0.58	1.45	3.62
Workover expense	0.78	1.49	3.62
Average production costs per Mcfe:
Lease and plant operating expense	$1.15	$1.37	$2.39
Production and ad valorem taxes	0.10	0.24	0.60
Workover expense	0.13	0.25	0.60

Future prices received for production and costs may vary, perhaps significantly, from the prices and costs assumed for purposes of these estimates.  Prices for oil or natural gas at their current levels are below the average calculated for 2015, and sustained lower prices will cause the twelve month weighted average price to decrease over time as the lower prices are reflected in the average price.

Delivery Commitments

As of December 31, 2015, we had no commitments to provide a fixed quantity of oil, natural gas or natural gas liquids.

Drilling Activity

The following table sets forth, for each of the three years ended December 31, 2015, 2014 and 2013, the number of net productive and dry exploratory and developmental wells completed, regardless of when drilling was initiated. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled, quantities of reserves found or economic value.

	Year Ended December 31,
	2015	2014	2013
Development wells (net):
Productive	34.6	46.6	37.4
Dry	2.0	0.1	3.5
Total development wells	36.6	46.7	40.9

Exploratory wells (net):
Productive	3.9	1.0	2.7
Dry	4.9	5.6	3.0
Total exploratory wells	8.8	6.6	5.7

As of December 31, 2015, we were drilling 12 gross (8.89 net) wells.

Productive Wells

The following table sets forth information with respect to our ownership interest in productive wells as of December 31, 2015:

	December 31, 2015
	Gross	Net
Oil wells:
Sooner Trend	359	254.8
Weeks Island Area	39	37.9
Other	67	20.8
All properties	465	313.5

Natural gas wells
Sooner Trend	22	12.5
Weeks Island Area	2	1.8
Other	114	64.1
All properties	138	78.4

Of the total well count as of December 31, 2015, 4 gross wells (3.1 net) are multiple completions.

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

Developed and Undeveloped Acreage Position

The following table sets forth information with respect to our gross and net developed and undeveloped oil and natural gas acreage under lease as of December 31, 2015, all of which is located in the United States:

	Developed Acres		Undeveloped Acres		Total Acres
	Gross	Net	Gross	Net	Gross	Net
Property:
Sooner Trend	68,850	45,854	28,439	27,659	97,289	73,513
Weeks Island Area	10,145	10,139	2,219	2,219	12,364	12,358
Other	83,122	37,009	456,327	364,336	539,449	401,345
All properties	162,117	93,002	486,985	394,214	649,102	487,216

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

Undeveloped Acreage Expirations

The following table sets forth information with respect to our gross and net undeveloped oil and natural gas acreage under lease as of December 31, 2015, all of which is located in the United States, that will expire over the following three years by core area unless production is established within the spacing units covering the acreage prior to the expiration dates:

	2016		2017		2018
	Gross	Net	Gross	Net	Gross	Net
Property:
Sooner Trend	13,387	12,949	6,027	6,027	6,661	6,463
Weeks Island Area	—	—	1,824	1,824	395	395
Northwest	252,427	225,169	18,260	12,238	26,941	18,084
Other	24,858	13,739	3,146	1,999	19,673	10,955
All properties	290,672	251,857	29,257	22,088	53,670	35,897

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

We sell the oil and natural gas from several properties we operate primarily under a contract with ARM Energy Management, LLC (“AEM”).  We are a  part owner of AEM at less than 10%.  AEM purchases our oil and natural gas and sells it under short-term contracts generally with month-to-month pricing based on published regional indices, with differentials for transportation, location, and quality taken into account.  AEM remits monthly proceeds of its sales to us, and receives a 1% marketing fee.  Sales to AEM commenced in June 2013.  The agreement will terminate in 2018, with additional provisions for extensions beyond five years, and for early termination beginning in January 2015.  During the second half of 2013 and throughout 2014 and 2015, we sold the majority of our production from operated fields to AEM.  Production from non-operated fields, the most significant of which were our Eagleville field in South Texas, and our Hilltop natural gas field in East Texas prior to their sale, was marketed on our behalf by the operators of those properties.  Production from our interests in Eagleville was sold by the operator, Murphy Oil Corporation.  We sold our remaining interests in Eagleville in the third quarter of 2015.  See “Note 3 — Acquisitions and Divestitures” in the accompanying Notes to the Consolidated Financial Statements included elsewhere in this report for additional information.

Natural gas liquids are sold under various contracts with processors typically in the vicinity of the production at spot market rates, after processing costs.

For the year ended December 31, 2015, revenues from AEM were $178.2 million, or 73.9% of total revenue excluding hedging activities.  Based on revenues excluding hedging activities, no other major customer accounted for 10% or more of revenues.

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

Employees

As of December 31, 2015, we had 233 full-time employees. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We believe our relationships with our employees are good. From time to time, we utilize the services of independent contractors to perform various field and other services. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

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

These laws, rules, and regulations may also restrict the rate of oil and natural gas production below the rate that would otherwise be possible. The regulatory burden on the oil and natural gas industry increases the cost of doing business in the industry and consequently affects profitability. Additionally, Congress and federal, state and local agencies frequently revise environmental laws and regulations, and such changes could result in increased costs for environmental compliance, such as waste handling, permitting, or cleanup for the oil and natural gas industry and could have a significant impact on our operating costs. In general, the oil and natural gas industry recently has been the subject of increased legislative and regulatory attention with respect to environmental matters.  For example, the EPA has identified environmental compliance by the energy extraction sector as one of its enforcement initiatives for 2014-2016 and recently renewed this enforcement initiative for fiscal years 2017 to 2019.

The following is a summary of some of the existing laws, rules, and regulations to which our business operations are subject.

Solid and Hazardous Waste Handling

The federal Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous solid waste. Although oil and natural gas waste generally is exempt from regulations as hazardous waste under RCRA, we generate waste as a routine part of our operations that may be subject to RCRA and not all states similarly exempt oil and gas waste from hazardous waste regulation. Although a substantial amount of the waste generated in our operations is regulated as non-hazardous solid waste rather than hazardous waste, there is no guarantee that the EPA or individual states will not adopt more stringent requirements for the handling of non-hazardous waste or categorize some of our waste as hazardous in the future. Any such change could result in an increase in our costs to manage and dispose of waste, which could have a material adverse effect on our results of operations and financial position.

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

We currently own, lease, or operate and in the past have owned, leased or operated numerous properties that have been used for oil and natural gas exploration and production for many years. Although we believe we have utilized operating and waste disposal practices that were standard in the industry at the time, Hazardous Substances, wastes or hydrocarbons may have been released on or under the properties owned or leased by us, or on or under other locations, including offsite locations, where such materials have been taken for disposal. In addition, some of these properties have been operated by third parties or by previous owners or operators whose treatment and disposal of Hazardous Substances, wastes, or hydrocarbons were not under our control. These properties and the materials disposed or released on them may be subject to CERCLA or RCRA and analogous state laws. In the future, we could be required to remediate property, including groundwater, containing or impacted by previously disposed materials (including wastes disposed or released by prior owners or operators, or property contamination, including groundwater contamination by prior owners or operators) or to perform remedial plugging operations to prevent future or mitigate existing contamination.

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

Safe Drinking Water Act (“SDWA”) and Hydraulic Fracturing

Many of our development projects require hydraulic fracturing procedures to economically develop the formations. Generally, we perform two types of hydraulic fracturing. In our Sooner Trend play, we perform hydraulic fracturing in horizontally drilled wells. These procedures are more extensive, time-consuming and expensive than hydraulic fracturing of vertical wells. We also perform hydraulic fracturing in vertical wells in our East Texas fields, including primarily Urbana and Cold Springs (both in East Texas); among the target zones are the Wilcox and Frio formations.

Currently, most hydraulic fracturing activities are regulated at the state level, as the Safe Drinking Water Act exempts most hydraulic fracturing (except for hydraulic fracturing activities involving the use of diesel) from the definition of underground injection. The EPA has commenced a wide-ranging study on the effects of hydraulic fracturing on drinking water resources and released a draft report in 2015.  The EPA had released guidance on permitting of hydraulic fracturing activities using diesel. Congress has periodically considered legislation to amend the federal SDWA to remove the exemption from permitting and regulation provided to injection for hydraulic fracturing and to require the disclosure and reporting of the chemicals used in hydraulic fracturing. This type of legislation if adopted could lead to additional regulation and permitting requirements that could result in operational delays or increased operating costs, making it more difficult to perform hydraulic fracturing and increasing our costs of compliance and operation.

As noted above, the EPA has announced that one of its enforcement initiatives through fiscal year 2019 is to focus on environmental compliance by the energy extraction sector. The hydraulic fracturing study and EPA’s focus on hydraulic fracturing, as well as the enforcement initiative, could result in additional regulatory scrutiny that could make it difficult to perform hydraulic fracturing and increase our costs of compliance and doing business. Consequently, this focus could spur further legislative or regulatory action regarding hydraulic fracturing or similar production operations.

Many states and other regional and local regulatory authorities have enacted or are considering regulations on hydraulic fracturing, including disclosure requirements and regulations that could restrict or prohibit drilling in general or hydraulic fracturing in particular, in certain circumstances. Some states have also considered or adopted other restrictions or regulations on drilling and completion operations, including requirements regarding casing and cementing of wells; testing of nearby water wells; restrictions on access to, and usage of, water; and restrictions on the type of chemical additives that may be used in hydraulic fracturing operations.  In compliance with the law enacted in Texas, we have disclosed and will continue to disclose hydraulic fracturing data. Further, the Bureau of Land Management has adopted final rules regulating hydraulic fracturing on public lands.  These rules include requirements on drillers to disclose the chemicals used in hydraulic fracturing operations and new requirements for well casing, groundwater protections, and wastewater storage.  We are currently evaluating the impact of these rules on our operations.  The EPA has also announced an initiative under the Toxic Substance Control Act to develop regulations governing the disclosure and evaluation of hydraulic fracturing chemicals and has proposed pretreatment standards for discharges of wastewater generated by onshore unconventional oil and gas extraction facilities to publicly-owned treatment works.

Finally, in some instances, including in Oklahoma, the operation of underground injection wells has been alleged to cause earthquakes. Such issues have sometimes led to orders prohibiting continued injection in certain wells identified as possible sources of seismic activity. Such concerns also have resulted in stricter regulatory requirements in some jurisdictions relating to the location and operation of underground injection wells. Future orders or regulations addressing concerns about seismic activity from well injection could affect the Company, either directly or indirectly, depending on the wells affected.

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

On April 17, 2012, the EPA issued final rules that subject oil and natural gas production, processing, transmission, and storage operations to regulation under the NSPS and NESHAP programs. The EPA rules include NSPS standards for completions of hydraulically fractured natural gas wells. Before January 1, 2015, these standards required owners/operators to reduce VOC emissions from natural gas not sent to the gathering line during well completion either by flaring using a completion combustion device or by capturing the natural gas using green completions. Beginning January 1, 2015, operators now must capture the natural gas and make it available for use or sale. The standards are applicable to newly fractured wells and also existing wells that are refractured. Further, the finalized regulations also establish specific new requirements for emission from compressors, controllers, dehydrators, storage tanks, natural gas processing plants and other equipment. These rules may require changes to our operations, including the installation of new equipment to control emissions. We have evaluated the effect these rules will have on our business and are taking steps to ensure compliance.

In 2015, the EPA proposed new rules limiting methane emissions from the oil and gas industry.  The proposed rules, if adopted, would amend the air emissions rules for the oil and natural gas sources and natural gas processing and transmission sources to include new standards for methane. The EPA has also announced that it will begin to develop regulations for methane emissions from existing oil and gas sources.

Simultaneously with the proposal of the methane rules, EPA released a proposal soliciting comments on two alternatives for aggregating multiple surface sites into a single-source of air quality permitting purposes.  Depending upon the alternative selected by EPA, sites which currently would not require permitting under the Clean Air Act could require permits, an outcome that could result in costs and delays to our operations; however, given the present uncertainty regarding this rule, the extent and magnitude of that impact cannot be reliably or accurately estimated.  In January 2016, BLM has proposed rules governing flaring and venting on public and tribal lands, which could require additional equipment and emissions controls and well as inspection requirements.

Climate Change Regulation and Legislation

More stringent laws and regulations relating to climate change and greenhouse gases (“GHGs”) may be adopted in the future and could cause us to incur material expenses in complying with them. Both houses of Congress have actively considered legislation to reduce emissions of GHGs, but no legislation has yet passed.  In the absence of comprehensive federal legislation on GHG emission control, the EPA attempted to require the permitting of GHG emissions; although the Supreme Court struck down the permitting requirements, it upheld the EPA’s authority to control GHG emissions when a permit is required due to emissions of other pollutants.  The EPA recently announced its intention to take measures to require or encourage reductions in methane emissions, including from oil and natural gas operations.  Those measures include the development of NSPS regulations in 2016 for reducing methane from new and modified oil and gas production sources and natural gas processing and transmission sources and the planned development of methane regulations for existing oil and gas sources, both of which are discussed above.

In addition, the EPA has adopted a mandatory GHG emissions reporting program that imposes reporting and monitoring requirements on various types of facilities and industries,  including onshore and offshore oil and natural gas production, processing, transmission, storage, and distribution facilities, requiring reporting of GHG emissions from such facilities on an annual basis.  Our operations are subject to GHG reporting requirements, and we continue to comply with such reporting requirements.

Because of the lack of any comprehensive legislative program addressing GHGs, there is a great deal of uncertainty as to how and when federal regulation of GHGs might take place. Some members of Congress have expressed the intention to promote legislation to curb the EPA’s authority to regulate GHGs. In addition to possible federal regulation, a number of states, individually and regionally as well as some localities, also are considering or have implemented GHG regulatory programs or other steps to reduce GHG emissions. These potential initiatives may result in so-called cap and trade programs, under which overall GHG emissions are limited and GHG emissions are then allocated and sold, and possibly other regulatory requirements, that could result in our incurring material expenses to comply, e.g., by being required to purchase or to surrender allowances for GHGs resulting from our operations. The federal, regional and local regulatory initiatives also could adversely affect the marketability of the oil and natural gas we produce. The impact of such future programs cannot be predicted, but we do not expect our operations to be affected any differently than other similarly situated domestic competitors.

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

We believe that we are in substantial compliance with all existing environmental laws and regulations applicable to our current operations and that our continued compliance with existing requirements will not have a material adverse impact on our financial condition and results of operations. We did not incur any material capital expenditures for remediation or pollution control activities for the years ended December 31, 2015, 2014 and 2013. Additionally, we are not aware of any environmental issues or claims that will require material capital expenditures during 2016 or that will otherwise have a material impact on our financial position or results of operations in the future. However, we cannot provide assurance that the passage of more stringent laws and regulations in the future will not have a negative impact our business activities, financial condition or results of operations.

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

Federal Regulation of Natural Gas, Oil and Natural Gas Liquids

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

The pipelines used to gather and transport natural gas being produced by the Company are also subject to regulation by the U.S. Department of Transportation (“DOT”) under the Natural Gas Pipeline Safety Act of 1968, as amended (“NGPSA”), the Pipeline Safety Act of 1992, as reauthorized and amended (“Pipeline Safety Act”), and the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011. The DOT Pipeline and Hazardous Materials Safety Administration (“PHMSA”) has established a risk-based approach to determine which gathering pipelines are subject to regulation and what safety standards regulated gathering pipelines must meet. In August 2011, the PHMSA issued an Advance Notice of Proposed Rulemaking regarding pipeline safety, including questions regarding the modification of regulations applicable to gathering lines in rural areas.  In October 2015, the PHMSA issued a Notice of Proposed Rulemaking proposing regulations to strengthen the way hazardous liquid pipelines in the U.S. are operated, inspected and maintained. Also, in March 2016, the PHMSA issued a Notice of Proposed Rulemaking proposing regulations to update critical safety requirements for natural gas transmission pipelines.

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

The U.S. Department of Energy (“DOE”) regulates the export of natural gas produced in the U.S., including the export of liquefied natural gas (“LNG”), and the FERC regulates the construction and operation of liquefaction facilities used to convert gaseous natural gas into liquid for export as LNG. The DOE has granted several long-term LNG export licenses and FERC has authorized the construction and operation of several LNG export facilities for natural gas produced in the lower 48 states of the U.S., several of which are currently under construction. In March 2016, the first cargo of LNG from the lower 48 states of the U.S. is expected to be exported from an LNG export facility located in Louisiana.  It is too early to tell what impact this expansion of the markets available to natural gas produced in the U.S. will have on U.S. natural gas prices.

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

The oil and natural gas industry is capital intensive. We have made and expect to continue to make substantial capital expenditures in our business for the exploration, exploitation, development and acquisition of oil and natural gas reserves. Our capital expenditures for 2015 totaled $238 million including $48 million for acquisitions. As a result of the continuing significant decline in oil prices and in order to preserve our liquidity, we have reduced our budgeted capital expenditures for 2016 to approximately $115 million. We have funded development and operating activities primarily through equity capital raised from a private equity partner, through borrowings under our bank credit facility, through the issuance of our senior notes, and through internal operating cash flows. We intend to finance our future capital expenditures predominantly with cash flows from operations. If necessary, we may also access capital through proceeds from potential asset dispositions, borrowings under our senior secured revolving credit facility and the future issuance of debt and/or equity securities. Our cash flow from operations and access to capital are subject to a number of variables, including:

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

Historically, world-wide oil and natural gas prices and markets have been subject to significant change, and may continue to be in the future. In particular, the prices of oil and natural gas declined dramatically in the second half of 2014 and throughout 2015.  For example, during 2015, based on daily settlements of monthly contracts traded on the NYMEX, the average price for a barrel (bbl) of oil ranged from a high of $105.15 for the June 2014 contract to a low of $37.33 for the December 2015 contract and the price for an MMBtu of natural gas ranged from a high of $5.56 for the February 2014 contract to a low of $2.03 for November 2015 contract.

Continued depressed oil and natural gas prices, further price declines or any other unfavorable market conditions could have a material adverse effect on our financial condition and on the carrying value of our proved reserves.  The average realized price, excluding hedge settlements, at which we sold oil in 2015 was $47.54 per barrel compared to $92.27 per barrel in 2014, and $102.81 per barrel in 2013. Because the oil price we are required to use to estimate our future net cash flows is the average price over the twelve months prior to the date of determination of future net cash flows, the full effect of falling prices may not be reflected in our estimated net cash flows for several quarters.  We review the carrying value of our properties on a quarterly basis and once incurred, a write-down in the carrying value of our properties is not reversible at a later date, even if prices increase.

Prices for oil and natural gas may fluctuate widely in response to relatively minor changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control, such as:

•	the domestic and foreign supply of and demand for oil and natural gas;
•	the price and quantity of foreign imports of oil and natural gas;
•	recent changes in federal regulations removing decades-old prohibition of the export of crude oil production in the U.S.;
•

federal regulations applicable to exports of liquefied natural gas (LNG), including the recent export of the first quantities of LNG liquefied from natural gas produced in the lower 48 states of the U.S;

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

Substantially all of our production is sold to purchasers under contracts with market-based prices. Continued lower oil and natural gas prices will reduce our cash flows and may reduce the present value of our reserves. If oil and natural gas prices remain at current levels, we anticipate that the borrowing base under our senior secured revolving credit facility, which is revised periodically, may be reduced, which would negatively impact our borrowing ability. Additionally, prices could reduce our cash flows to a level that would require us to borrow to fund our 2016 capital budget. Lower oil and natural gas prices may also reduce the amount of oil and natural gas that we can produce economically. Substantial decreases in oil and natural gas prices could render uneconomic a significant portion of our identified drilling locations. This may result in significant downward adjustments to our estimated proved reserves. As a result, a substantial or extended decline in oil and natural gas prices may materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures.

Lower oil and natural gas prices may cause us to record non-cash write-downs, which could negatively impact our results of operations.

Accounting rules require that we periodically review the carrying value of our properties for possible impairment. Based on prevailing commodity prices and specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics, and other factors, we may be required to write down the carrying value of our properties. A write-down constitutes a non-cash charge to earnings. We recognized impairment expense during 2015 of $176.8 million as a result of lower forecasted commodity prices.  We may incur impairment charges in the future, which could have a material adverse effect on our results of operations for the periods in which such charges are taken.

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

Numerous uncertainties are inherent in estimating quantities of oil and natural gas reserves. Our estimates of our proved reserve quantities are based upon our estimated net proved reserves as of December 31, 2015. The process of estimating oil and natural gas reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, engineering and economic data for each reservoir, and these reports rely upon various assumptions, including assumptions regarding future oil and natural gas prices, production levels, and operating and development costs. As a result, estimated quantities of proved reserves and projections of future production rates and the timing of development expenditures may prove to be inaccurate. Over time, we may make material changes to reserve estimates taking into account the results of actual drilling and production. Any significant variance in our assumptions and actual results could greatly affect our estimates of reserves, the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, the classifications of reserves based on risk of recovery, and estimates of the future net cash flows. Specifically, future prices received for production and costs may vary, perhaps significantly, from the prices and costs assumed for purposes of these estimates.  Prices for oil or natural gas at their current levels are currently below the average calculated for 2015, and sustained lower prices will cause the twelve month weighted average price to decrease over time as the lower prices are reflected in the average price, which may result in the estimated quantities and present values of our reserves being reduced.

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

Prices for oil or natural gas at their current levels are currently below the average calculated for 2015 and sustained lower prices will cause the unweighted arithmetic average to decrease over time as the lower prices are reflected in the average price, which may reduce both in the estimated quantities and present values of our reserves and which may necessitate write-downs in the value of our oil and natural gas properties.

The timing of both our production and our incurrence of expenses in connection with the development and production of our oil and natural gas properties will affect the timing and amount of actual future net revenues from proved reserves, and thus their actual present value. In addition, the 10% discount factor we use when calculating the Standardized Measure may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and natural gas industry in general. Actual future prices and costs may differ materially from those used in the present value estimate. If oil and natural gas prices decline by 10%, then the Standardized Measure as of December 31, 2015 would decrease approximately $127 million.

During 2015, the Company recognized significant impairments of proved oil and gas properties and impairments of unproved oil and gas properties, primarily as a result of lower forecasted commodity prices and changes to the Company’s drilling plans. At December 31, 2015, the Company’s estimate of undiscounted future cash flows attributable to a certain depletion group with a net book value of approximately $385.0 million indicated that the carrying amount was expected to be recovered; however, this depletion group may be at risk for impairment if the estimates of future cash flows decline. The Company estimates that, if this depletion group becomes impaired in a future period, the Company could recognize non-cash impairments in that period in excess of $22.2 million. It is also reasonably possible that prolonged low or further declines in commodity prices, further changes to the Company’s drilling plans in response to lower prices, or increases in drilling or operating costs could result in other additional impairments.

Approximately 57% of our total estimated proved reserves at December 31, 2015 were proved undeveloped reserves requiring substantial capital expenditures and may ultimately prove to be less than estimated.

Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations. At December 31, 2015, approximately 44.6 MMBOE of our total estimated proved reserves were undeveloped. The reserve data included in our reserve reports assumes that substantial capital expenditures will be made to develop non-producing reserves. The calculation of our estimated net proved reserves as of December 31, 2015 assumes that we will spend $327 million, including plugged and abandonment cost, to develop our estimated proved undeveloped reserves, including an estimated $52 million in 2016. Although cost and reserve estimates attributable to our natural gas and oil reserves have been prepared in accordance with industry standards, we cannot be sure that the estimated costs are accurate. We may need to raise additional capital in order to develop our estimated proved undeveloped reserves over the next five years and we cannot be certain that additional financing will be available to us on acceptable terms, if at all. Additionally, continued declines in commodity prices will reduce the future net revenues of our estimated proved undeveloped reserves and may result in some projects becoming uneconomical.  As a result of depressed oil and natural gas prices, we have reduced the budgeted capital expenditures for the development of undeveloped reserves in 2016.  These delays in the development of reserves could force us to reclassify certain of our proved reserves as unproved reserves. Further, our drilling efforts may be delayed or unsuccessful, and actual reserves may prove to be less than current reserve estimates, which could have a material adverse effect on our financial condition, future cash flows and results of operations.

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

The primary focus of our business strategy is to increase production levels by drilling wells. Although we were successful in drilling in the past, we cannot provide assurance that we will continue to maintain production levels through drilling. Our drilling involves numerous risks, including the risk that we will not encounter commercially productive oil or natural gas reservoirs. We must incur significant expenditures to drill and complete wells. The costs of drilling and completing wells are often uncertain, and it is possible that we will make substantial expenditures on drilling and not discover reserves in commercially viable quantities.  Additionally, in the current depressed oil price environment, we have reduced our capital expenditures for drilling in 2016.  As a result, we may not be able to increase or maintain production through our drilling activity.

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

In addition, our partnership agreement, our senior secured revolving credit facility and the indenture governing our senior notes impose certain limitations on our ability to enter into mergers or combination transactions. Our partnership agreement, our senior secured revolving credit facility, our senior secured term loan facility and the indenture governing our senior notes also limit our ability to incur certain indebtedness, which could indirectly limit our ability to engage in acquisitions of businesses.

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

To achieve more predictable cash flows and to reduce our exposure to fluctuations in the prices of oil and natural gas, we have and may continue to enter into hedging arrangements for a significant portion of our production. As of December 31, 2015, we have hedged approximately 72% of our total forecasted PDP production through 2019 at average annual floor prices ranging from $2.92 per MMBtu to $4.50 per MMBtu for natural gas and $62.50 per Bbl to $72.27 per Bbl for oil, with the majority of the hedged volumes in 2016. If we experience a sustained material interruption in our production, we might be forced to satisfy all or a portion of our hedging obligations without the benefit of the cash flows from our sale of the underlying physical commodity, resulting in a substantial diminution of our liquidity. Lastly, an attendant risk exists in hedging activities that the counterparty in any derivative transaction cannot or will not perform under the instrument and that we will not realize the benefit of the hedge.

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

Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) establishes federal oversight and regulation of over-the-counter (“OTC”) derivatives and requires the Commodity Futures Trading Commission (the “CFTC”) and the SEC to enact further regulations affecting derivative contracts, including the derivative contracts we use to hedge our exposure to price volatility through the OTC market.  Although the CFTC and the SEC have issued final regulations in certain areas, final rules in other areas and the scope of relevant definitions and/or exemptions still remain to be finalized. In one of its rulemaking proceedings still pending under the Dodd-Frank Act, the CFTC approved on November 5, 2013, a proposed rule imposing position limits for certain futures and option contracts in various commodities (including natural gas) and for swaps that are their economic equivalents. Certain specified types of hedging transactions are exempt from these position limits, provided that such hedging transactions satisfy the CFTC’s requirements for “bona fide hedging” transactions or positions. Similarly, the CFTC has issued a proposed rule regarding the capital a swap dealer or major swap participant is required to post with respect to its swap business, but has not yet issued a final rule. The CFTC issued a final rule on margin requirements for uncleared swap transactions on January 6, 2016, which includes an exemption for commercial end-users, entering into uncleared swaps in order to hedge commercial risks affecting their business, from any requirement to post margin to secure such swap transactions.

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

While it is not possible at this time to predict when the CFTC will issue final rules applicable to position limits or capital requirements, depending on our ability to satisfy the CFTC’s requirements for a commercial end-user using swaps to hedge or mitigate our commercial risks, these rules and regulations may require us to comply with position limits and with certain clearing and trade-execution requirements in connection with our financial derivative activities. When a final rule on capital requirements is issued, the Dodd-Frank Act may require our current swap counterparties to post additional capital as a result of entering into uncleared financial derivatives with us, which could increase the costs to us of future financial derivatives transactions.  The Dodd-Frank Act may also require our current counterparties to financial derivative transactions to spin off some of their derivatives activities to separate entities, which may not be as creditworthy as the current counterparties, and may cause some entities to cease their current business as hedge providers. These changes could reduce the liquidity of the financial derivatives markets thereby reducing the ability of commercial end-users to have access to financial derivatives to hedge or mitigate their exposure to commodity price volatility. The Dodd-Frank Act and any new regulations could significantly increase the cost of derivative contracts (including through requirements to post collateral which could adversely affect our available capital for other commercial operations purposes), materially alter the terms of future swaps relative to the terms of our existing bilaterally negotiated financial derivative contracts, and reduce the availability of derivatives to protect against commercial risks we encounter.

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

In the absence of comprehensive federal legislation on GHG emission control, the EPA attempted to require the permitting of GHG emissions.   Although the Supreme Court struck down the permitting requirements, it upheld the EPA’s authority to control GHG emissions when a permit is required due to emissions of other pollutants.  The EPA has recently proposed rules to reduce methane emissions from new oil and gas operations and has announced its intention to regulate methane emissions from oil and gas operations.  Those measures may include the development of NSPS regulations in 2016 for reducing methane from new and modified oil and gas production sources and natural gas processing and transmission sources.

EPA requires the reporting of GHG emissions from specified large GHG emission sources in the United States including from onshore and offshore oil and natural gas production, processing, transmission, storage and distribution facilities. Reporting of GHG emissions from such facilities is required on an annual basis.  Although both houses of Congress, in past sessions, have considered legislation to reduce emissions of GHGs, no comprehensive program has been enacted by Congress.  In the absence of a comprehensive federal program, many states, either individually or through multistate regional initiatives, and localities are considering or have begun implementing legal measures to reduce emissions of GHGs. The adoption and implementation of any statutes, regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for the oil and natural gas that we produce.

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

The EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities, and issued draft report in 2015.  The Bureau of Land Management has adopted final rules regulating hydraulic fracturing on public lands.  These rules include requirements on drillers to disclose the chemicals used in hydraulic fracturing operations and new requirements for well casing, groundwater protections, and wastewater storage.  We are currently evaluating the impact of these rules on our operations.  Additionally the EPA has announced an initiative under the Toxic Substances Control Act to develop regulations governing the disclosure and evaluation of hydraulic fracturing chemicals and is working on regulations for wastewater generated by hydraulic fracturing and has proposed pretreatment standards for discharges of wastewater generated by onshore unconventional oil and gas extraction facilities to publicly-owned treatment works.

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

Further, in April 2012, the EPA issued final rules that subject oil and natural gas production, processing, transmission, and storage operations to regulation under the NSPS and NESHAP programs. The EPA rules include NSPS standards for completions of hydraulically fractured natural gas wells. Before January 1, 2015, these standards required owners/operators to reduce VOC emissions from natural gas not sent to the gathering line during well completion either by flaring using a completion combustion device or by capturing the natural gas using green completions. Beginning January 1, 2015, operators now must capture the natural gas and make it available for use or sale. The standards are applicable to newly fractured wells and also existing wells that are refractured. Further, the finalized regulations also establish specific new requirements for emissions from compressors, controllers, dehydrators, storage tanks, natural gas processing plants and other equipment.  Finally, in some instances, the operation of underground injection wells has been alleged to cause earthquakes as a result of flawed well design or operation. This has resulted in stricter regulatory requirements in some jurisdictions relating to the location and operation of underground injection wells. Compliance with such regulations could require modifications to the operations of our natural gas exploration and production operations including the installation of new equipment, which could result in significant costs.

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

We have limited control over properties which we do not operate or do not otherwise control operations. If we do not operate or otherwise control the properties in which we own an interest, we do not have control over normal operating procedures, expenditures or future development of the underlying properties. The failure of an operator of our wells to adequately perform operations, an operator’s financial difficulties, including as a result of the severe decline in oil and natural gas prices in 2014 and 2015, or an operator’s breach of the applicable agreements could reduce our production and revenues. The success and timing of our drilling and development activities on properties operated by others, therefore, depends upon a number of factors outside of our control, including the operator’s timing and amount of capital expenditures, expertise and financial resources, inclusion of other participants in drilling wells and use of technology.

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

The interests of the Class B limited partner could conflict with the interests of our other investors, such as the holders of our senior notes. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of the Class B limited partner may conflict with the interests of the holders of our senior notes. The Class B limited partner also may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to our other investors.

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

Our senior secured revolving credit facility, the senior secured term loan facility, and the indenture for the senior notes contain restrictive covenants that limit our ability to, among other things:

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

In addition, our senior secured revolving credit facility and senior secured term loan facility requires us to maintain certain financial ratios and tests, such as leverage ratios. The requirement that we comply with these provisions may materially adversely affect our ability to react to changes in market conditions, take advantage of business opportunities we believe to be desirable, obtain future financing, fund needed capital expenditures or withstand a continuing or future downturn in our business.  As of December 31, 2015, we were in compliance with all of the financial covenants under our credit facility and senior secured term loan facility. Failure to maintain these covenants could preclude us from borrowing under our revolving credit facility and require us to immediately pay down any outstanding drawn amounts under the credit agreement, which could affect cash flows or restrict business.

Any significant reduction in our borrowing base under our revolving credit facility as a result of the periodic borrowing base redeterminations or otherwise may negatively impact our ability to fund our operations, and we may not have sufficient funds to repay borrowings under our revolving credit facility if required as a result of a borrowing base redetermination.

Availability under our revolving credit facility is currently subject to a borrowing base of $300 million. The borrowing base is subject to scheduled semiannual and other elective collateral borrowing base redeterminations based on the value of our oil and natural gas reserves as determined by the lenders under our credit facility, and other factors deemed relevant by our lenders. Recent declines in prices for oil and natural gas may cause our banks to reduce the borrowing base under our revolving credit facility.  As of December 31, 2015, we had outstanding borrowings of $152 million. We intend to continue borrowing under our revolving credit facility in the future as needed. Any significant reduction in our borrowing base as a result of such borrowing base redeterminations or otherwise may negatively impact our liquidity and our ability to fund our operations and, as a result, may have a material adverse effect on our financial position, results of operation and cash flow. Further if, the outstanding borrowings under our revolving credit facility were to exceed the borrowing base as a result of any such redetermination, we would be required to repay the excess. We may not have sufficient funds to make such repayments. If we do not have sufficient funds and we are otherwise unable to negotiate renewals of our borrowings or arrange new financing, we may have to sell significant assets. Any such sale could have a material adverse effect on our business and financial results.

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

Board of Commissioners of the Southeast Louisiana Flood Protection Authority – East:    On July 24, 2013, the Board of Commissioners of the Southeast Louisiana Flood Protection Authority – East sued us and approximately 100 other energy companies for long-term damage to the wetlands in southeast Louisiana.  Case No. 2013-6911 was filed in state court and subsequently remanded to federal court.  The plaintiff sought damages and injunctive relief in the form of abatement and restoration of wetlands, alleging that the activities of the oil and gas industry over the past century have contributed significantly to the degradation of the wetlands that protect the populated areas in and around New Orleans from storm surge and other extreme weather effects.  The plaintiff alleged damages from increased costs of providing man-made storm protection structures, and emphasized the destructive effect of canals built by the oil and gas industry.  Legal arguments included breach of the restoration and maintenance clauses of contracts with the State of Louisiana for drilling, dredging, and right-of-way agreements for pipelines.  Other legal arguments included negligence, strict liability, natural servitude of drain, public nuisance and private nuisance.   Our wholly-owned subsidiary The Meridian Resource Company, LLC was named as a defendant with 32 wells, two dredging permits and four right of way agreements in the relevant area.  Almost all of these wells are inactive.  In June 2014, Act 544 of the Louisiana Legislature was enacted, stating that the plaintiff does not have the authority to bring this suit.  It is possible that the constitutionality of Act 544 may be litigated.

On February 13, 2015, the case was dismissed by the U.S. District Judge.  As of December 31, 2015, we have not provided any amount for this matter in our consolidated financial statements.

Environmental claims:  Various landowners have sued our wholly owned subsidiary The Meridian Resource Corporation and its subsidiaries (“Meridian”), which we acquired in 2010, in lawsuits concerning several fields in which Meridian has historically had operations. The lawsuits seek injunctive relief and other relief, including unspecified amounts in both actual and punitive damages for alleged breaches of mineral leases and alleged failure to restore the plaintiffs’ lands from alleged contamination and otherwise from Meridian’s oil and natural gas operations. We are unable to express an opinion with respect to the likelihood of an unfavorable outcome of the various environmental claims or to estimate the amount or range of potential loss should the outcome be unfavorable. Therefore, we have not provided any amount for these claims in our financial statements at December 31, 2015.

Due to the nature of our business, some contamination of the real estate property owned or leased by us is possible. Environmental site assessments of the property would be necessary to adequately determine remediation costs, if any. Management has established a liability for soil contamination in Florida of $1.3 million at December 31, 2015 and $1.1 million at December 31, 2014, based on our undiscounted engineering estimates.  The obligations are included in other long-term liabilities in the accompanying consolidated balance sheets.  No accrual for environmental claims has been made other than the balance noted above.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

No class of our limited partnership interests has been registered under the Exchange Act, and there is no established public trading market for our equity.

As of March 29, 2016, four holders of our limited partnership interests held 100% of such interests.

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

	Year Ended December 31,
	2015	2014	2013	2012	2011

	(in thousands)
Statement of Operations Data:
Revenues:
Oil, natural gas, and natural gas liquids	$241,284	$431,125	$374,450	$294,981	$302,460
Other revenue	682	1,003	1,207	4,567	2,127
Total operating revenues	241,966	432,128	375,657	299,548	304,587
Gain (loss) on sale of assets	67,781	87,520	(2,715)	—	—
Gain (loss) on derivative contracts	124,141	96,559	(17,150)	19,751	49,620
Total operating revenues and other	433,888	616,207	355,792	319,299	354,207
Expenses:
Lease and plant operating expense	71,736	73,820	70,450	69,047	62,637
Production and ad valorem taxes	15,131	28,214	26,369	23,485	19,357
Workover expense	6,511	8,961	13,679	12,740	11,777
Exploration expense	42,718	61,912	33,065	21,912	15,785
Depreciation, depletion, and amortization	143,969	141,804	118,558	109,252	94,251
Impairment expense	176,774	74,927	143,166	96,227	18,735
Accretion expense	2,076	2,198	2,133	1,813	1,812
General and administrative expense	44,454	69,198	47,023	40,222	33,087
Total operating expenses	503,369	461,034	454,443	374,698	257,441
Income (loss) from operations	(69,481)	155,173	(98,651)	(55,399)	96,766
Other income (expense):
Interest expense, net	(61,750)	(55,797)	(55,064)	(41,833)	(32,644)
Litigation settlement	—	—	—	1,250	—
Gain on contract settlement	—	—	—	—	1,285
Total other expense	(61,750)	(55,797)	(55,064)	(40,583)	(31,359)
(Provision) benefit for state income taxes	(562)	(176)	—	107	(228)
Net income (loss)	$(131,793)	$99,200	$(153,715)	$(95,875)	$65,179
Statement of Cash Flow Data:
Capital expenditures	$223,604	$366,090	$311,438	$224,719	$193,770
Net cash flow provided by operating activities	143,978	184,884	172,519	147,193	150,655
Net cash used in investing activities	(105,815)	(189,721)	(336,147)	(255,065)	(266,133)
Net cash provided by (used in) financing activities	(30,643)	(351)	164,379	111,028	113,272
Balance Sheet Data (at period end):
Cash and cash equivalents	$8,869	$1,349	$6,537	$5,786	$2,630
Property and equipment, net	537,039	697,681	700,870	655,497	589,167
Total assets (1)	722,525	911,125	785,300	772,522	712,041
Total debt, including Founder Notes (1)	743,523	785,682	782,008	614,071	499,905
Total partners' capital (deficit)	(177,049)	(61,446)	(160,107)	(6,368)	89,672

(1)

Prior to 2015, we presented deferred financing costs related to our senior unsecured notes and senior secured term loan facility in deferred financing costs, net on our consolidated balance sheets. Upon the adoption of new accounting guidance in 2015, such costs are presented as a deduction from the carrying value of long-term debt. As of December 31, 2015, deferred financing costs related to our senior unsecured notes and senior secured term loan facility totaling $7.8 million were included in long-term debt on our consolidated balance sheet. Prior periods have been adjusted retrospectively to reflect the period-specific effects of applying the new guidance. Reclassified amounts total $6.4 million, $8.2 million, $9.9 million and $8.0 million for the years ended December 31, 2014, 2013, 2012 and 2011, respectively.

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

Overview

We have been engaged in the onshore oil and natural gas acquisition, exploitation, exploration and production in the United States since 1987.  Currently, we are focusing our drilling efforts in our core properties in the Sooner Trend area of the Anadarko Basin in Oklahoma and the Weeks Island Area in South Louisiana.  We maintain operational control of the majority of our properties, either through directly operating them, or through operating arrangements with minority interest holders.  Our operations also include other oil and natural gas interests in Texas and Louisiana.

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

Outlook

The relatively low level of natural gas prices prompted our shift in emphasis to oil and natural gas liquids over the past several years.  Accordingly, the success of our business is significantly affected by the price of oil due to our current focus on development of oil reserves and exploration for oil.  Oil prices are subject to significant changes.  Beginning in the third quarter of 2014, the price for oil began a dramatic decline, and current prices for oil are significantly less than they have been over the last several years.  Factors affecting the price of oil include worldwide economic conditions, including the European credit crisis, geopolitical activities, including developments in the Middle East, Ukraine, and South America, worldwide supply disruptions, weather conditions, actions taken by the Organization of Petroleum Exporting Countries and the value of the U.S. dollar in international currency markets.  Sustained low oil and natural gas prices could have a material adverse effect on our financial condition, the carrying value of our oil and natural gas properties, our proved reserves and the amount of our borrowing base under our credit facility.

Oil prices for West Texas Intermediate traded on the NYMEX (“NYMEX WTI”) averaged approximately $93.00 per Bbl in 2014 as compared to an average price of $48.79 per Bbl in 2015.  NYMEX WTI futures reached a high average price of $59.82 per Bbl in June 2015 and closed at an average price of $37.32 per Bbl in December 2015.

Natural gas prices for NYMEX Henry Hub averaged approximately $4.42 per MMBtu in 2014 as compared to an average price of $2.66 per MMBtu in 2015.  NYMEX Henry Hub futures reached a high price of $5.56 per MMBtu in February 2014 and closed at a price of $2.21 per MMBtu in December 2015.

Depressed oil and natural gas prices have impacted our earnings by necessitating impairment write-downs in some of our  properties, either directly by decreasing the market values of the properties, or indirectly, by lowering rates of return on oil and natural gas development projects and increasing the chance of impairment write-downs.  We recorded non-cash impairment expenses of $176.8 million and $74.9 million during the years ended December 31, 2015 and 2014, respectively.  The 2015 write-downs were primarily due to downward revisions in proved reserves in some fields and decreased prices for oil, natural gas and natural gas liquids.  Our impairments were primarily related to our Weeks Island Area, Oklahoma, and non-core assets.  For further information, see “Results of Operations: Year Ended December 31, 2015 v. Year Ended December 31, 2014:  Impairment Expense.”

Sustained low oil or natural gas prices may require us to further write down the value of our oil and natural gas properties and/or revise our development plans, which may cause certain of our undeveloped well locations to no longer be deemed proved.  At December 31, 2015, the Company’s estimate of undiscounted future cash flows attributable to a certain depletion group with a net book value of approximately $385.0 million indicated that the carrying amount was expected to be recovered; however, this depletion group may be at risk for impairment if the estimates of future cash flows decline. The Company estimates that, if this depletion group becomes impaired in a future period, the Company could recognize non-cash impairments in that period in excess of $22.2 million. It is also reasonably possible that prolonged low or further declines in commodity prices, further changes to the Company’s drilling plans in response to lower prices, or increases in drilling or operating costs could result in other additional impairments. As a result of the depressed commodity prices and in order to preserve our liquidity, we have reduced our budgeted capital expenditures for 2016. This could cause a reduction in the borrowing base under our credit facility. Low prices may also reduce our cash available for distribution, acquisitions and for servicing our indebtedness.

Our derivative contracts are reported at fair value on our consolidated balance sheets and are highly sensitive to changes in the price of oil and natural gas. Changes in these derivative assets and liabilities are reported in our consolidated statement of operations as gain / loss on derivative contracts which include both the non-cash increase or decrease in the fair value of derivative contracts, as well as the effect of cash settlements of derivative contracts during the period. In 2015, we recognized a net gain on our derivative contracts of $124.1 million, which includes $106.9 million in cash settlements received for derivative contracts. The objective of our hedging program is that, over time, the combination of settlement gains and losses from derivative contracts with ordinary oil and natural gas revenues will produce relative revenue stability. However, in the short term, both settlements and fair value changes in our derivative contracts can significantly impact our results of operations, and we expect these gains and losses to continue to reflect changes in oil and natural gas prices.

We have hedged approximately 72% of our forecasted production of proved developed producing reserves through 2019 at weighted average annual floor prices ranging from $2.92 per MMBtu to $4.50 per MMBtu for natural gas and $62.50 per Bbl to $72.27 per Bbl for oil.  If oil and/or natural gas prices continue to decline for an extended period of time, we may be unable to replace expiring hedge contracts or enter new contracts for additional oil and natural gas production at favorable prices.

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

Recent Developments and Acquisition and Divestiture Activity

Drillco Contract

On January 13, 2016, our wholly owned subsidiary Oklahoma Energy entered into a Joint Development Agreement with BCE, to fund drilling operations in Kingfisher County, Oklahoma. The drilling program initially calls for the development of forty identified well locations, which will be developed in two tranches of twenty wells each. The parties may also mutually agree to additional tranches on the same terms as the initial tranches.

Under the Joint Development Agreement, BCE has committed to fund 100% of Oklahoma Energy’s working interest share of drilling and development costs for each Joint Well, provided that to the extent that the total cost of drilling the wells in any tranche exceeds $64 million, Oklahoma Energy will be responsible for its and BCE’s working interest share of the drilling costs in such tranche exceeding such limit. We do not anticipate any such costs to be material. In exchange for the payment of drilling and completion costs, BCE will receive 80% of Oklahoma Energy’s working interest in each Joint Well, which interest will be reduced to 20% of Oklahoma Energy’s initial working interest upon BCE’s achieving a 15% internal rate of return in a tranche, and further reduced to 7.5% of Oklahoma Energy’s initial interest upon BCE’s achieving a 25% internal rate of return. Upon the achievement of these return thresholds, the interest BCE relinquishes will be automatically assigned back to Oklahoma Energy. Following the completion of each Joint Well, BCE and Oklahoma Energy will bear their proportionate working interest share of all subsequent costs and expenses related to such Joint Well.

On March 8, 2016, the parties further agreed to add a third tranche of investment that will allow for the drilling of an additional 20 wells, representing an additional investment of up to $64 million.  The terms and conditions are the same as those of the first two tranches aforementioned.

Kingfisher Acquisition

On July 6, 2015, we acquired approximately 19,000 net acres of undeveloped leasehold interest in Kingfisher County, Oklahoma. The consideration for the purchase was approximately $46.2 million and is subject to customary purchase price adjustments. The effective date of the acquisition is April 1, 2015. The purchase was funded with borrowings under our credit facility.

Alta Mesa Eagle, LLC Divestiture

On September 30, 2015, we closed the sale of all the membership interests in AME that held all of our remaining non-operated oil and natural gas producing properties located in the Eagle Ford shale play in Karnes County, Texas to EnerVest Energy Institutional Fund XIV-A, L.P. and EnerVest Energy Institutional Fund XIV-WIC, L.P. (collectively, “EnerVest”) pursuant to a purchase and sale agreement dated September 16, 2015 (the “Eagle Ford divestiture”). The effective date of the transaction was July 1, 2015.

Pursuant to the agreement, the aggregate cash sale price was $125 million, subject to certain adjustments, consisting of a $118 million initial payment paid at closing, and additional contingent payments of approximately $7 million in the aggregate. As of December 31, 2015, we received net proceeds of $122.0 million including $4.0 million of customary purchase price adjustments, and recognized a preliminary gain of approximately $67.6 million.  Cash received was utilized to pay down borrowings under our credit facility.

As of July 1, 2015, the estimated net proved reserves sold were approximately 7.8 MMBOE. As a result of the Eagle Ford divestiture, we no longer own any assets in the Eagle Ford shale play.

Results of Operations: Year Ended December 31, 2015 v. Year Ended December 31, 2014

	Year Ended December 31,		Increase
	2015	2014	(Decrease)	% Change

	(in thousands, except average sales prices and
	unit costs)
Summary Operating Information:
Net Production:
Oil (MBbls)	4,203	3,770	433	11%
Natural gas (MMcf)	11,900	14,449	(2,549)	(18)%
Natural gas liquids (MBbls)	678	537	141	26%
Total oil equivalent (MBOE)	6,865	6,715	150	2%
Average daily oil production (MBOE per day)	18.8	18.4	0.4	2%
Average Sales Price:
Oil (per Bbl) realized	$67.73	$93.38	$(25.65)	(27)%
Oil (per Bbl) unhedged	47.54	92.27	(44.73)	(48)%
Natural gas (per Mcf) realized	4.43	4.87	(0.44)	(9)%
Natural gas (per Mcf) unhedged	2.57	4.50	(1.93)	(43)%
Natural gas liquids (per Bbl) realized (1)	16.01	34.04	(18.03)	(53)%
Combined (per BOE) realized	50.73	65.62	(14.89)	(23)%
Hedging Activities:
Settlements of derivatives received, oil	$84,856	$4,187	$80,669	1927%
Settlements of derivatives received, natural gas	22,093	5,306	16,787	316%
Summary Financial Information
Revenues
Oil	$199,799	$347,842	$(148,043)	(43)%
Natural gas	30,621	65,002	(34,381)	(53)%
Natural gas liquids	10,864	18,281	(7,417)	(41)%
Other revenues	682	1,003	(321)	(32)%
Gain on sale of assets	67,781	87,520	(19,739)	(23)%
Gain on derivative contracts	124,141	96,559	27,582	29%
Total Operating Revenues and Other	433,888	616,207	(182,319)	(30)%
Expenses
Lease and plant operating expense	71,736	73,820	(2,084)	(3)%
Production and ad valorem taxes	15,131	28,214	(13,083)	(46)%
Workover expense	6,511	8,961	(2,450)	(27)%
Exploration expense	42,718	61,912	(19,194)	(31)%
Depreciation, depletion, and amortization expense	143,969	141,804	2,165	2%
Impairment expense	176,774	74,927	101,847	136%
Accretion expense	2,076	2,198	(122)	(6)%
General and administrative expense	44,454	69,198	(24,744)	(36)%
Interest expense, net	61,750	55,797	5,953	11%
Provision for state income taxes	562	176	386	219%
Net Income (loss)	$(131,793)	$99,200	$(230,993)	(233)%
Average Unit Costs per BOE:
Lease and plant operating expense	$10.45	$10.99	$(0.54)	(5)%
Production and ad valorem tax expense	2.20	4.20	(2.00)	(48)%
Workover expense	0.95	1.33	(0.38)	(29)%
Exploration expense	6.22	9.22	(3.00)	(33)%
Depreciation, depletion and amortization expense	20.97	21.12	(0.15)	(1)%
General and administrative expense	6.48	10.30	(3.82)	(37)%
(1)	We entered into derivative contracts for natural gas liquids in the fourth quarter of 2015. The derivative contracts for natural gas liquids are effective starting in 2016.

Revenues

Oil revenues for the year ended December 31, 2015 decreased $148.0 million, or 43%, to $199.8 million from $347.8 million for 2014. The decrease in revenue was attributable to lower average prices partially offset by increased production volumes. The average price of oil exclusive of settlements of derivative contracts decreased 48% in 2015; the overall price including settlements of derivative contracts decreased 27% from $93.38 per Bbl in 2014 to $67.73 per Bbl in 2015 resulting in a decrease in oil revenues of approximately $188.0 million, partially offset by an increase in production of 433 MBbls, or 11% resulting in an approximately $40.0 million increase in oil revenues. This increase is primarily due to new production from our Sooner Trend field, which increased 934 MBbls, from 1,072 MBbls in 2014 to 2,006 MBbls in 2015, partially offset by lower sales volume due to the sale of the remainder of our Eagleville properties in the third quarter of 2015 and natural production decline at Weeks Island Area.  Production from our Eagleville field decreased 383 MBbls from 815 MBbls in 2014 to 432 MBbls in 2015, and our Weeks Island Area decreased 61 MBbls from 1,505 MBbls in 2014 to 1,444 MBbls in 2015.

Natural gas revenues for the year ended December 31, 2015 decreased $34.4 million, or 53%, to $30.6 million from $65 million for 2014. The decrease in natural gas revenue was attributable to lower average prices during 2015 as well as decreased production volumes.  The average price of natural gas exclusive of settlements of derivative contracts decreased 43% in 2015 resulting in a decrease in natural gas revenues of approximately $22.9 million.  The overall price including settlements of derivative contracts decreased 9% from $4.87 per Mcf in 2014 to $4.43 per Mcf in 2015.  A decrease in production of 2.5 Bcf, or 18% resulted in a decrease in natural gas revenues of approximately $11.5 million in 2015 compared to 2014.  The decline is due to an emphasis on liquids-rich assets in our capital spending. The decrease in production is attributable to the sale of our remaining working interests in the Hilltop field in the third quarter of 2014.  The Hilltop field produced 2.8 Bcf in 2014.  In addition, production decreased 3.8 Bcf in East Texas and 0.6 Bcf in South Texas, partially offset by an increase in production in our Sooner Trend field of 2.2 Bcf.

Natural gas liquids revenues decreased during 2015 to $10.9 million from $18.3 million for 2014.  Our average price decreased by 53%, from $34.04 per Bbl in 2014 to $16.01 per Bbl in 2015, partially offset by a 26% increase in volumes from 537 MBbls in 2014 to 678 MBbls in 2015.  The decline in prices is due to increased supply of natural gas liquids as a result of increased liquids-targeted drilling. The increase in volume is due primarily to an increase in production in the Sooner Trend field during 2015 of 184 MBbls, partially offset by lower sales volumes due to the sale of the remainder of our Eagleville properties in the third quarter of 2015.

Other revenues were $0.7 million during 2015 as compared to $1.0 million during 2014. The decrease is partially the result of a decrease in income from gas processing fees, as well as a decrease in pipeline revenue.

Gain on sale of assets was a gain of $67.8 million in 2015 as compared to a gain of $87.5 million in 2014.  The divestiture of our remaining Eagleville properties in 2015 resulted in a gain of $67.6 million.  The divestiture of a portion of our oil and gas properties in Eagleville field and the divestiture of the remainder of our Hilltop Field properties during 2014 resulted in a gain of $72.5 million and $15.9 million, respectively.

Gain on derivative contracts was a gain of $124.1 million for 2015 as compared to a gain of $96.6 million for 2014. The significant fluctuation from period to period is due to the volatility of oil and natural gas prices and changes in our outstanding hedging contracts during these periods.

Expenses

Lease and plant operating expense decreased $2.1 million to $71.7 million in 2015 as compared to $73.8 million in 2014. On a per unit basis, lease and plant operating expense decreased 5% from $10.99 to $10.45 per BOE for 2014 and 2015, respectively.  The decrease is primarily due to lower expenses of chemical and fuel usage, salt water disposal, and marketing and gathering, totaling $8.8 million.  The decrease was partially offset by an increase in repairs and maintenance, compression and field services of $6.9 million.

Production and ad valorem taxes decreased $13.1 million to $15.1 million, or 46%, for 2015, as compared to $28.2 million for 2014.  Production taxes decreased $11.6 million primarily due to the decrease in oil and natural gas revenues.  Ad valorem taxes decreased $1.5 million primarily due to the sale of the remainder of our Eagleville properties in the third quarter of 2015 and the sale of our Hilltop field in the third quarter of 2014.  On a per unit basis, the production and ad valorem taxes decreased 48% from $4.20 to $2.20 per BOE for 2014 and 2015, respectively.

Workover expense decreased $2.5 million to $6.5 million from $9.0 million for 2015 and 2014, respectively. This expense varies depending on activities in the field and is attributable to many different properties.

Exploration expense includes the costs of our geology department, costs of geological and geophysical data, delay rentals, expired leases, and dry holes. Exploration expense decreased $19.2 million to $42.7 million for 2015 from $61.9 million for 2014. The decrease in exploration expense is primarily due to decreases in G&G seismic expenditures of $11.7 million, dry hole expense of $7.6 million and plug and abandonment expenditures of $2.2 million, partially offset by an increase in delay rentals and expired leasehold of $2.2 million. As of December 31, 2015, our property, plant, and equipment balance includes $6.0 million in exploratory well costs which are deferred, pending determination of proved reserves.  Such costs will be charged to exploration expense if the wells are ultimately classified as dry holes.

Depreciation, depletion and amortization increased $2.2 million to $144.0 million for 2015 as compared to an expense of $141.8 million for 2014. On a per unit basis, this expense decreased 1% from $21.12 to $20.97 per BOE for 2014 and 2015, respectively. The rate is a function of capitalized costs of proved properties, proved reserves and production by field.

Impairment expense increased  $101.9 million to $176.8 million in 2015 from $74.9 million in 2014. This non-cash expense varies with the results of exploratory and development drilling, as well as with well performance and price declines which may render some projects uneconomic, resulting in impairment. See “Critical Accounting Policies and Estimates — Impairment” below for more details related to impairment. The increase in impairment expense is primarily due to a 47% decrease in the twelve month weighted average price for oil and a 41% decrease in the twelve month weighted average price for natural gas at December 31, 2015.  The impairments in 2015 were primarily due to write-downs of both unproved oil and gas costs and developed fields.  The primary prospects impaired were in South Texas of approximately $4.1 million and Weeks Island Area of approximately $0.6 million. Several developed fields were impaired due to downward revisions in reserves based on lower commodity prices, performance or development drilling results that were below expectations.  The most significant of these were in Weeks Island Area of $129.1 million, Sooner Trend of $15.7 million, South Louisiana of $9.4 million and East Texas of $8.9 million.

Accretion expense is related to our obligation for retirement of oil and natural gas wells and facilities. We record these liabilities when we place the assets in service, using discounted present values of the estimated future obligation. We then record accretion of the liabilities as they approach maturity. Accretion expense was $2.1 million and $2.2 million in 2015 and 2014, respectively.

General and administrative expense decreased $24.7 million to $44.5 million in 2015 from $69.2 million in 2014. The decrease is primarily due to non-recurring capital restructuring expenditures of $13.9 million in 2014, as well as a bonus accrual reduction of $9.9 million and a decrease in deferred compensation expense of $1.8 million in 2015.  This decrease was partially offset by an increase in accrued settlement expense of $2.6 million.  On a per unit basis, general and administrative expenses decreased 37% from $10.30 to $6.48 per BOE for 2014 and 2015, respectively.

Interest expense, net increased $6.0 million to $61.8 million in 2015 from $55.8 million in 2014.  This increase is primarily due to incurred interest expense of $6.2 million and amortization of deferred financing costs of $0.5 million, related to the senior secured term loan facility that we entered into during 2015.  The increase in interest expense was partially offset by an increase in interest income of $0.7 million and lower interest expense of $0.1 million on our credit facility due to a lower average balance outstanding.

Results of Operations: Year Ended December 31, 2014 v. Year Ended December 31, 2013

	Year Ended December 31,		Increase
	2014	2013	(Decrease)	% Change

	(in thousands, except average sales prices and
	unit costs)
Summary Operating Information:
Net Production:
Oil (MBbls)	3,770	2,897	873	30%
Natural gas (MMcf)	14,449	16,664	(2,215)	(13)%
Natural gas liquids (MBbls)	537	398	139	35%
Total oil equivalent (MBOE)	6,715	6,072	643	11%
Average daily oil production (MBOE per day)	18.4	16.6	1.8	11%
Average Sales Price:
Oil (per Bbl) realized	$93.38	$100.67	$(7.29)	(7)%
Oil (per Bbl) unhedged	92.27	102.81	(10.54)	(10)%
Natural gas (per Mcf) realized	4.87	5.14	(0.27)	(5)%
Natural gas (per Mcf) unhedged	4.50	3.68	0.82	22%
Natural gas liquids (per Bbl) realized (1)	34.04	38.37	(4.33)	(11)%
Combined (per BOE) realized	65.62	64.66	0.96	1%
Hedging Activities:
Settlements of derivatives received (paid), oil	$4,187	$(6,193)	$10,380	168%
Settlements of derivatives received, natural gas	5,307	24,370	(19,063)	(78)%
Summary Financial Information
Revenues
Oil	$347,842	$297,836	$50,006	17%
Natural gas	65,002	61,350	3,652	6%
Natural gas liquids	18,281	15,264	3,017	20%
Other revenues	1,003	1,207	(204)	(17)%
Gain (loss) on sale of assets	87,520	(2,715)	90,235	3324%
Gain (loss) on derivative contracts	96,559	(17,150)	113,709	663%
Total Operating Revenues and Other	616,207	355,792	260,415	73%
Expenses
Lease and plant operating expense	73,820	70,450	3,370	5%
Production and ad valorem taxes	28,214	26,369	1,845	7%
Workover expense	8,961	13,679	(4,718)	(34)%
Exploration expense	61,912	33,065	28,847	87%
Depreciation, depletion, and amortization expense	141,804	118,558	23,246	20%
Impairment expense	74,927	143,166	(68,239)	(48)%
Accretion expense	2,198	2,133	65	3%
General and administrative expense	69,198	47,023	22,175	47%
Interest expense, net	55,797	55,064	733	1%
Provision (benefit) for state income taxes	176	—	176	NA
Net income (loss)	$99,200	$(153,715)	$252,915	165%
Average Unit Costs per BOE:
Lease and plant operating expense	$10.99	$11.60	$(0.61)	(5)%
Production and ad valorem tax expense	4.20	4.34	(0.14)	(3)%
Workover expense	1.33	2.25	(0.92)	(41)%
Exploration expense	9.22	5.45	3.77	69%
Depreciation, depletion and amortization expense	21.12	19.53	1.59	8%
General and administrative expense	10.30	7.74	2.56	33%

(1)	We did not utilize hedging for natural gas liquids in 2014 or 2013.

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

Gain (loss) on derivative contracts was a gain of $96.6 million for 2014 as compared to a loss of $17.2 million for 2013. The significant fluctuation from period to period is due to the volatility of oil and natural gas prices, changes in our outstanding hedging contracts during these periods, and revisions to our presentation of oil, gas and natural gas liquids revenues for 2014 and 2013.

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

Interest expense, net increased $0.7 million to $55.8 million in 2014 from $55.1 million in 2013. This increase is primarily due to higher interest of $0.7 million on our credit facility during 2014 as compared to 2013 due to higher outstanding balances

Liquidity and Capital Resources

Our principal requirements for capital are to fund our day-to-day operations, our exploration and development activities, and to satisfy our contractual obligations, primarily for the payment of debt interest and any amounts owed during the period related to our hedging positions.

Our 2015 capital budget was primarily focused on the development of existing core areas through exploitation and development. For 2016, we have prepared a  capital budget of approximately $115 million for exploration and development, of which approximately 91% is allocated to our properties in Sooner Trend and Weeks Island Area.  We reduced our anticipated capital expenditures for 2016 in response to the significant decline in oil prices since the third quarter of 2014 and in order to preserve our liquidity.  Our future drilling plans, plans of our drilling operators and capital budgets are subject to change based upon various factors, some of which are beyond our control, including drilling results, oil and natural gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, actions of our operators, gathering system and pipeline transportation constraints and regulatory approvals. Because a large percentage of our acreage is held by production, we have the ability to materially decrease our drilling and recompletion budget in response to market conditions with decreased risk of losing significant acreage.

We expect to fund our 2016 capital budget predominantly with cash flows from operations, supplemented by borrowings under our credit facility.  If necessary, we may also access capital through proceeds from potential asset dispositions and the future issuances of debt and/or equity securities, subject to the distribution of proceeds therefrom as set forth in our partnership agreement. We strive to maintain financial flexibility and may access capital markets as necessary to facilitate drilling on our large undeveloped acreage position and permit us to selectively expand our acreage position. In the event our cash flows are materially less than anticipated and other sources of capital we historically have utilized are not available on acceptable terms, we may curtail our capital spending.

As we execute our business strategy, we will continually monitor the capital resources available to meet future financial obligations and planned capital expenditures.  We cannot assure you that our business will generate sufficient cash flow from operations to service out outstanding indebtedness or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other capital needs.  If our business does not generate sufficient cash flow from operations to service our outstanding indebtedness, we may have to undertake alternative financing plans, such as, refinancing or restructuring our debt; selling assets; reducing or delaying acquisitions or our drilling programs, or seeking to raise additional capital.

However, we cannot assure you we would be able to refinance or restructure our debt or implement alternative financing plans, if necessary, on commercially reasonable terms or at all, or that implementing any such alternative financing plans would allow us to meet our debt obligations.  In additions, any failure to make schedule payments of interest and principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on acceptable terms.

Senior Notes

We have $450 million in outstanding registered senior notes due October 15, 2018 that carry a stated interest rate of 9.625% and an effective interest rate of 9.7825%.  Interest is payable semi-annually each April 15th and October 15th.  The senior notes are unsecured and are our general obligations, and effectively rank junior to any of our existing or future secured indebtedness, which includes the credit facility and senior secured term loan facility. The senior notes are unconditionally guaranteed on a senior unsecured basis by each of our material subsidiaries.

The senior notes contain an optional redemption provision available beginning October 15, 2015 allowing us to retire the principal outstanding, in whole or in part, at 102.406%.  Additional optional redemption provisions allow for retirement at 100.0% beginning on October 15, 2016.

Credit Facility

We have a senior secured revolving credit facility (“credit facility”) with Wells Fargo Bank, N.A. as the administrative agent, which matures October 13, 2017. As of December 31, 2015, the credit facility was subject to a $300 million borrowing base limit, and we had $152 million outstanding under the credit facility. Our restricted subsidiaries are guarantors of the credit facility.

The borrowing base is redetermined each May and November.  On June 2, 2015 the borrowing base was redetermined and was reduced to $300 million from $375 million.  On September 30, 2015, as a result of our Eagle Ford divestiture, our borrowing base was reduced from $300 million to $255 million.  On November 12, 2015, our borrowing base was redetermined and was increased to $300 million.  On March 16, 2016, we borrowed $141.9 million under the credit facility, which represented the remaining undrawn amount that was available under the credit facility.  As required by the terms of the credit facility, the borrowings were deposited into an account controlled by the Administrative Agent.   Such funds will not be treated as debt for the purposes of leverage ratio compliance so long as they remain in the controlled account. Following the funding of this borrowing, as of March 29, 2016, the outstanding borrowing under the credit facility was $300 million, including $6.1 million of outstanding letters of credit, with no remaining availability. These new borrowings bear interest at 3.25%.  If oil and natural gas prices continue to decline, the borrowing base under our credit facility may be reduced.

Our credit facility provides for two alternative interest rate bases and margins. Eurodollar loans accrue interest generally at the one-month London Interbank Offered Rate plus a margin ranging from 2.00% to 2.75%, depending on the utilization of our borrowing base. “Reference rate” loans accrue interest at the prime rate of Wells Fargo Bank, N.A., plus a margin ranging from 1.00% to 1.75%, depending on the utilization of our borrowing base. The average rate on all loans outstanding as of December 31, 2015 under the credit facility was 2.87%, which was based on the Eurodollar option.

The credit facility, the indenture governing the senior notes and the senior secured term loan facility include covenants requiring us to maintain certain financial covenants including a current ratio, leverage ratio, and interest coverage ratio. At December 31, 2015, we were in compliance with the covenants. The terms of the credit facility also restrict our ability to make distributions and investments.

Subsequent to year end, on February 3, 2016, we entered into an Agreement and Amendment No. 13 to the credit facility (the “Thirteenth Amendment”). The Thirteenth Amendment, among other things: (a) permits us to enter into exchanges of outstanding senior notes for third lien term loan, (b) permits us to draw the remaining borrowing base availability under the credit facility into a controlled account with such funds not being treated as debt for the purposes of leverage ratio compliance so long as they remain in the controlled account, (c) permits us to dispose of oil and natural gas properties pursuant to the Joint Development Agreement with BCE, (d) requires that twice a month we transfer available cash in excess of $25 million to the controlled account, and (e) increases the maximum leverage ratio for the fiscal quarters ending June 30, 2016 and September 30, 2016 from 4.00 to 1.00 to 4.50 to 1.00.

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

   Borrowings under the Term Loan Facility bear interest at adjusted LIBOR plus 8%. The covenants in the Term Loan Facility require, among other things, maintenance of certain ratios, measured on a quarterly basis, as follows: (i) current assets to current liabilities of at least 1.0 to 1.0, (ii) debt to EBITDAX of no more than 4.5 to 1.0, (iii) PV-9 of total proved reserves to total secured debt of at least 1.5 to 1.0, and (iv) EBITDAX to interest expense of at least 2.5 to 1.0.  PV-9 is calculated using four year NYMEX strip pricing adjusted for differentials.  Obligations under the Term Loan Facility are guaranteed by certain of our subsidiaries and affiliates and are secured by second priority liens on substantially all of our and our subsidiaries assets that serve as collateral under the credit facility.  At December 31, 2015, we were in compliance with the covenants of the Term Loan Facility.

We have the option to prepay all or a portion of the Term Loan Facility at any time, and we are subject to certain mandatory prepayments of proceeds from asset sales or an initial public offering, which are subject to certain prepayment premiums.  The net proceeds of $121 million from the Term Loan Facility were used to pay down outstanding amounts under our credit facility.

Subsequent to year end, on February 3, 2016, we entered into the first amendment to the Term Loan Facility (the “First Amendment”). The First Amendment: (a) permits us to enter into exchanges of outstanding senior notes for third lien term loan, (b) allows us to dispose of oil and natural gas properties pursuant to the joint development agreement with BCE, (c) requires that twice a month we transfer available cash in excess of $25 million to a controlled account, with such funds in the controlled account to not be treated as debt for the purposes of leverage ratio compliance so long as they remain in the controlled account, and (d) increases the maximum leverage ratio for the fiscal quarters ending June 30, 2016 and September 30, 2016 from 4.50 to 1.00 to 5.00 to 1.00.

Cash Flows Provided by Operating Activities

Operating activities provided cash of $144.0 million in 2015, as compared to $184.9 million in 2014. The $40.9 million decrease in operating cash flows was attributable to various factors. Cash-based items of net income, including revenues (exclusive of unrealized commodity gains or losses), operating expenses and taxes, general and administrative expenses, and the cash portion of our interest expense, resulted in a net decrease of approximately $43.2 million in earnings and a negative impact on cash flow. The changes in our working capital accounts provided $4.5 million as compared to having provided $2.2 million in cash in 2014.

Operating activities provided cash of $184.9 million in 2014, as compared to $172.5 million for 2013. The $12.4 million increase in operating cash flows was attributable to various factors. Cash-based items of net income, including revenues (exclusive of unrealized commodity gains or losses), operating expenses and taxes, general and administrative expenses, and the cash portion of our interest expense, resulted in a net increase of approximately $11.4 million in earnings and a positive impact on cash flow.

Cash Flows Used in Investing Activities

Investing activities used cash of $105.8 million for the year ended December 31, 2015 as compared to $189.7 million for the year ended December 31, 2014. The decrease in cash used in investing activities was primarily related to decreased expenditures for drilling and development, partially offset by lower proceeds from the sale of assets and an increase in acquisitions.  In 2015, the sale of the remaining portion of our interest in the Eagleville field provided net proceeds of approximately $115.0 million and the acquisition of undeveloped leasehold interests in Oklahoma resulted in a use of cash of $47.4 million.  In addition, release of non-invested funds in the restricted cash account, provided cash of $24.6 million.

Investing activities used cash of $189.7 million for the year ended December 31, 2014 as compared to $336.1 million for the year ended December 31, 2013. The decrease in cash used in investing activities was primarily related to proceeds from sale of assets partially offset by increased expenditures for drilling and development.  In 2014, the sale of a portion of our interest in our Eagleville field provided net proceeds of approximately $168.0 million; the sale of our remaining interests in the Hilltop field provided net proceeds of approximately $41.6 million; and the sale of our interest in the Anne Parsons field in East Texas provided proceeds of approximately $8.6 million.  In the third quarter of 2014, we placed the net proceeds from our sale of Hilltop field into a restricted cash account with a qualified intermediary available for use in a like-kind exchange under Section 1031 of the U.S. Internal Revenue Code.  As of December 31, 2014, the investment of funds in this restricted cash account, net of expenditures for qualifying property during the period, resulted in a use of cash of $24.6 million.

Cash Flows Provided by Financing Activities

Financing activities used cash of $30.6 million during 2015 as compared to $0.4 million during 2014, an increase of $30.2 million.  During 2015, we used proceeds from the sale of our remaining interests in Eagleville properties of $115.0 million and proceeds from the issuance of the Term Loan Facility of $121.0 million, net of issuance cost to reduce the outstanding balance under our credit facility by $295.0 million.  We received $252.5 million in proceeds from long-term debt consisting of $125.0 million under our Term Loan Facility and $127.5 million in borrowings under our credit facility.  We made capital distributions of $3.8 million in 2015 as compared to a capital distribution of $0.5 million in 2014.  We received capital contributions of $20 million from our Class B Partners in 2015.  No contributions were received in 2014.  We incurred $4.3 million of deferred financing cost in 2015 related to the borrowing of the Term Loan Facility.

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

Risk Management Activities — Commodity Derivative Instruments

Due to the risk of low oil and natural gas prices, we periodically enter into price-risk management transactions (e.g., swaps, collars, puts, calls, and financial basis swap contracts) for a portion of our oil,  natural gas, and natural gas liquids production. In certain cases, this allows us to achieve a more predictable cash flow, as well as to reduce exposure from price fluctuations. The commodity derivative instruments apply to only a portion of our production, and provide only partial price protection against declines in oil, natural gas,  and natural gas liquids prices,  and may partially limit our potential gains from future increases in prices. At December 31, 2015, commodity derivative instruments were in place covering approximately 98% of our projected oil production, approximately 79% of our natural gas production, and approximately 28% of our natural gas liquids production from proved developed properties for 2016. See Note 6 to our consolidated financial statements as of December 31, 2015, “Derivative Financial Instruments”, for further information.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2015:

	Year Ended December 31,
	Total	2016	2017-2018	2019-2020	Thereafter

	(in thousands)
Debt	$752,748	$—	$727,000	$—	$25,748
Interest (1)	169,047	58,200	103,596	—	7,251
Operating Leases	14,603	4,130	4,473	3,173	2,827
Drilling rigs (2)	975	975	—	—	—
Abandonment liabilities (3)	61,218	729	5,382	2,286	52,821
Total	$998,591	$64,034	$840,451	$5,459	$88,647
(1)

Interest includes interest on the outstanding balance under our revolving credit facility maturing in 2017, payable quarterly; on our Term Loan Facility due 2018, payable quarterly; on our senior notes due 2018, payable semiannually; and on the debt to our founder, which is payable with principal, at maturity in 2021. In June 2015 the debt under our revolving credit facility was amended to extend the maturity from May 2016 to October 2017. Projected obligation amounts are based on the payment schedules for interest, and are not presented on an accrual basis.

(2)

The drilling rigs are included at the gross contractual value. Due to our various working interests where the drilling rig contracts will be utilized, it is not feasible to estimate a net contractual obligation. Net payments under these contracts are accounted for as capital additions to our oil and gas properties and could be less than the gross obligation disclosed.  The drillings rigs are utilized in drilling wells that may or may not be included as part of our Joint Development Agreement with BCE.

(3)	Represents estimated discounted costs to retire and remove long-lived assets at the end of their operations.

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

Off-Balance Sheet Arrangements

As of December 31, 2015 we had no guarantees of third party obligations. Our off-balance sheet obligations include the obligations under operating leases, the $2.2 million contingent properties payment, and the $2.0 million drilling commitment noted in “Contractual Obligations” above.  We also have bonds posted in the aggregate amount of $24.4 million, primarily to cover future abandonment costs, and $65,000 in letters of credit provided under our credit facility.  We typically enter into short-term drilling contracts which are customary in the oil and gas industry.  We have no other off-balance sheet arrangements that are reasonably likely to materially affect our liquidity and capital resources.

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

Derivative Financial Instruments.  We use derivative contracts to hedge the effects of fluctuations in the prices of oil, natural gas and natural gas liquids. We account for such derivative instruments in accordance with ASC 815, “Derivatives and Hedging,” which establishes accounting and disclosure requirements for derivative instruments and requires them to be measured at fair value and recorded as assets or liabilities in the consolidated balance sheets (see Note 5 for information on fair value).

Under ASC 815, hedge accounting is used to defer recognition of unrealized changes in the fair value of such financial instruments, for those contracts which qualify as fair value or cash flow hedges, as defined in the guidance. Historically, we have not designated any of our derivative contracts as fair value or cash flow hedges. Accordingly, the changes in fair value of the contracts are included in earnings as “Gain (loss) on derivative contracts.”  Cash flows from settlements of derivative contracts are classified as operating cash flows.

Income Taxes. We have elected under the Internal Revenue Code provisions to be treated as individual partnerships for tax purposes. Accordingly, items of income, expense, gains and losses flow through to the partners and are taxed at the partner level. Accordingly, no tax provision for federal operations taxes is included in the consolidated financial statements.

We are subject to the Texas margin tax, which is considered a state income tax, and is included in “Provision for state income tax” on the consolidated statement of operations. We record state income tax (current and deferred) based on taxable income as defined under the rules for the margin tax.

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

Deferred Financing Costs.  The Company capitalizes costs incurred in connection with obtaining financing. These costs are amortized over the term of the related financing using the straight-line method, which approximates the effective interest method. The amortization expense is recorded as a component of interest expense in the consolidated statement of operations.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers.  The update provides guidance concerning the recognition and measurement of revenue from contracts with customers.  ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2016. The standard is required to be adopted using either the full retrospective approach, with all prior periods presented adjusted, or the modified retrospective approach, with a cumulative adjustment to retained earnings on the opening balance sheet. In August 2015, the FASB issued ASU No. 2015-14, Deferral of the Effective Date (“ASU 2015-14”).  ASU 2015-14 defers the effective date of the new revenue standard by one year, making it effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  We are currently evaluating the impact of adopting this standard on our consolidated financial statements, and whether to use the full retrospective approach or the modified retrospective approach.

 In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs,  which simplifies the presentation of debt issuance costs. The new standard requires debt issuance costs to be presented as a direct deduction from the carrying value of the associated debt liability, whereas they were previously being presented as a component of “deferred charges and other” on the balance sheet. The new standard creates consistency in the way debt issuance costs and debt discounts are presented on the balance sheet and better aligns U.S. GAAP with International Financial Reporting Standards. ASU 2015-03 is effective for annual and interim reporting periods beginning after December 15, 2015. The Company adopted this standard in the fourth quarter 2015. As a result, deferred financing costs of $7.8 million and $6.5 million related to the Company’s senior secured term loan facility and senior unsecured notes were reclassified from deferred financing costs, net to a direct reduction from the debt’s carrying value as of December 31, 2015 and 2014, respectively.  Deferred financing costs incurred in connection with the Company’s revolving credit facility continue to be presented in deferred financing costs, net under other assets on the consolidated balance sheets consistent with prior periods as clarified by ASU 2015–15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements–Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update) (“ASU 2015–15”).

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement for an acquirer in a business combination to restate prior period financial statements for measurement period adjustments. ASU 2015-16 requires that the cumulative impact of measurement period adjustments on current and prior periods be recognized in the reporting period in which the adjustment amount is determined. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those years. The Company is currently evaluating the effect that adopting this guidance will have on its financial position, cash flows and results of operations.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which requires that most equity instruments be measured at fair value with subsequent changes in fair value recognized in net income. ASU 2016-01 also impacts financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. ASU 2016-01 does not apply to equity method investments or investments in consolidated subsidiaries. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. The Company is currently evaluating the effect that adopting this guidance will have on its financial position, cash flows and results of operations.

In February 2016, the FASB issued Accounting Standard Update 2016-02, Leases (Topic 842),  which supersedes ASC 840 “Leases” and creates a new topic, ASC 842 "Leases." The amendments in this update require, among other things, that lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The amendments are effective for interim and annual reporting periods beginning after December 15, 2018. The Company is currently evaluating the impacts of the amendments to our financial statements and accounting practices for leases.

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

As of December 31, 2015, we have hedged approximately 72% of our forecasted production from proved developed reserves through 2019 at average annual floor prices ranging from $2.92 per MMBtu to $4.50 per MMBtu for natural gas and $62.50 per Bbl to $72.27 per Bbl for oil. Forecasted production from proved reserves is estimated in our December 2015 reserve report using prices, costs and other assumptions required by SEC rules. Our actual production will vary from the amounts estimated in the report, perhaps materially. Please read the disclosures under “Our estimated oil and natural gas reserve quantities and future production rates are based on many assumptions that may prove to be inaccurate. Any material inaccuracies in these reserve estimates or the underlying assumptions will materially affect the quantities and present value of our reserves” in “Item 1A. Risk Factors” above.

The fair value of our oil and natural gas derivative contracts and basis swaps at December 31, 2015 was a net asset of $104.3 million. A 10% increase or decrease in oil and natural gas prices with all other factors held constant would result in an unrealized loss or gain, respectively, in the fair value (generally correlated to our estimated future net cash flows from such instruments) of our oil and natural gas commodity contracts of approximately $20.8 million (decrease in value) or $21.8 million (increase in value), respectively, as of December 31, 2015.

Interest Rates

We are subject to interest rate risk on our long-term fixed interest rate debt and variable interest rate borrowings. Although in the past we have used interest rate swaps to mitigate the effect of fluctuating interest rates on interest expense, we currently have no open interest rate derivative contracts. A 1% increase in interest rates (100 LIBOR basis points) would increase interest expense on our variable rate debt by approximately $1.5 million, based on the balance outstanding at December 31, 2015.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collision or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with established policies or procedures may deteriorate.

Our management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) to perform its assessment. Based on this assessment, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded, that as of December 31, 2015, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Executive Officers and Directors

The following table sets forth the names, ages and offices of our present directors and executive officers as of December 31, 2015. Members of our Board of Directors are elected for one-year terms.

7

Name	Age	Director Since	Position
Harlan H. Chappelle	59	2005	President, Chief Executive Officer and Director
Don Dimitrievich	45	2014	Director
Michael E. Ellis	59	1987	Founder, Chairman, Vice President of Engineering and Chief Operating Officer
Mickey Ellis	57	1987	Director
Michael A. McCabe	60	2014	Vice President, Chief Financial Officer and Director
David Murrell	54	—	Vice President of Land and Business Development
Homer “Gene” Cole	52	2015	Vice President, Chief Technical Officer and Director

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

Homer “Gene” Cole has served in the position of Vice President and Chief Technical Officer since 2015 and became a director in 2015.  Mr. Cole has over 25 years of extensive domestic and international oilfield experience in management, well completions, well stimulation design and execution. He started his career with Schlumberger Dowell as a Field Engineer and served from 1986 to 2007 in numerous increasingly responsible positions with Schlumberger in the areas of field operations, engineering and management. He has a Bachelor of Science in Petroleum Engineering from Marietta College.

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

Mr. Cole’s experience as our Chief Technical Officer since 2015 and over 25 years of domestic and international oilfield experience in well completions, and well simulations design and execution uniquely qualifies him to serve on our Board.

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis, describes our compensation objectives and the principles underlying our compensation policy relating to 2015 compensation for our named executive officers.

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

How We Determine Each Element of Compensation

In determining the elements of compensation, we consider our ability to attract and retain executives as well as various measures of company and industrial performance including debt levels, revenues, cash flow, capital expenditures, reserves of oil and natural gas and costs. We did not retain a consultant with respect to determining 2015 compensation.

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

Base salary. In reviewing base salaries, the Board takes into account a combination of subjective factors, primarily relying on their own personal judgment and experience. Subjective factors the Board considers include individual achievements, our performance, level of responsibility, experience, leadership abilities, increases or changes in duties and responsibilities and contributions to our performance. Mr. Ellis and Mr. Chappelle participate in and are present during the Board’s review and determination of their respective base salaries. For 2015, the Board set the base salaries for Messrs. Ellis, Chappelle and McCabe at $485,000, $485,000 and $435,000, respectively. In addition, the Board determined Mr. Murrell’s and Mr. Cole’s salary of $360,000 and $300,000 for 2015 was appropriate.

Bonus.  A portion of each executive’s total compensation may be paid as bonus compensation. The Board takes into consideration our achievements during the year and each executive’s contribution toward such achievements. While performance criteria may be set, the Board takes into account subjective factors in determining if these criteria were met. Bonuses for any one year are usually determined and paid in the second or third quarter of the following year. Accordingly, bonus compensation for our

executive officers for 2015 has not yet been determined.    However, bonuses paid in 2015 for 2014 performance was awarded to only Mr. Murrell and was approximately 7% of his base salary.

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

A total of one million (1,000,000) PARs are available for grants to participants under the PARs Plan. The aggregate designated value of all 1,000,000 PARs is equal to ten percent (10%) of the fair market value of the aggregate interests of all the Class A limited partners in our General Partner.

Absent an intervening Liquidity Event, payment of a PAR award is made on the fixed determination date elected in advance by the recipient of the PAR award, with such fixed determination date occurring no earlier than five years and no later than ten years from the grant date. All payments made under the PARs Plan in any year are subject to a floating annual cap on the amount of all PAR awards paid under the PARs Plan in a given year (the “Annual Cap”). The Annual Cap is equal to 2.5% multiplied by the fair market value of the aggregate interests of all the Class A limited partners in our General Partner minus $400,000,000 (i.e., [2.50% x (FMV - $400,000,000)]. If the Annual Cap applies in a year, the amount payable to a PAR award holder on the fixed determination date is his pro-rata amount of the aggregate payments to be made on that date as adjusted for the amount of Annual Cap remaining for that year. Any amounts in excess of the Annual Cap are paid in the next following year, again subject to the Annual Cap.

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

In 2015, no PARs were awarded to any of the named executives.  In 2014, the Board awarded 60,000 PARs to Michael A McCabe, of which 50,000 units vested immediately, and the remaining 10,000 units vest over a three year period.  The stipulated initial designated value (“SIDV”) is $10.00 per unit, and payout is based on the increase of the value of the units over the SIDV as determined at the earlier of a liquidity event at High Mesa or at a fixed determination date which is at least five years from the date of issuance of the award.  The Board also granted 15,000 PARs to David Murrell, which vest over a five year period.  The SIDV of 10,000 of the units is $40 per unit, and the remaining 5,000 units have a SIDV of $30 per unit and payout is based on the increase of the value of the units over the SIDV at the earlier of a liquidity event at High Mesa or at a fixed determination date which is at least five years from the date of issuance of the award.

Benefits.  We provide company benefits or perquisites that we believe are standard in the industry to all of our employees. These benefits consist of a group medical and dental insurance program for employees and their qualified dependents and a 401(k) employee savings and protection plan. The costs of these benefits are paid for entirely by us. We do not provide employee life insurance amounts surpassing the Internal Revenue Service maximum. We make matching contributions to the 401(k) contribution of each qualified participant. We pay all administrative costs to maintain the plan. In addition, we provide Messrs. Ellis, Chappelle, McCabe, Murrell, and Cole with company automobiles. Beginning annually in 2014, we also reimburse each officer, with the exception of Mr. Cole, up to $5,000 annually for tax preparation and planning.

Nonqualified Deferred Compensation. We established a nonqualified deferred compensation plan in 2013, the Alta Mesa Holdings, L.P. Supplemental Executive Retirement Plan (the “Retirement Plan”), to provide additional flexibility and tax planning advantages to our executives and other key highly compensated employees.  The terms of such contributions may include a specified vesting schedule, intended to encourage continuous service to us.  If no schedule is specified with the award, the Retirement Plan provides for vesting based on years of service, with full vesting at three years.  Participants may withdraw vested funds from the Retirement Plan in accordance with the distribution schedule established when the contributions are elected or awarded, with the option of deferring a very short time or until retirement.  On December 30 2015, the Board, in its discretion, authorized an elective employer contributions to be credited to the accounts of Messrs. Chappelle, Ellis, McCabe,  Murrell, and Cole in the amounts of $1.4 million, $0.9 million, $0.8 million,  $0.3 million and $0.5 million, respectively, effective January 1, 2016.  The Board of Directors elected to make this distribution subject to a five-year vesting schedule, with 20% vested each subsequent year, with the exception of Messrs. Murrell and Cole, with 25% vested each subsequent year beginning in year two of the five-year vesting schedule.

Other Compensation. As part of his employment agreement, we provide Mr. McCabe an apartment near our headquarters and pay his commuting expenses to and from his permanent home to Houston. In 2015, these housing and commuting expenses totaled approximately $118,000. We agreed to provide these benefits to Mr. McCabe because our Board believed it was necessary to retain Mr. McCabe’s services despite the fact that his permanent residence is outside of the Houston area. The Board considered the value of this additional compensation in evaluating Mr. McCabe’s total compensation package.

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

Under the PARs Plan, participants are granted PARs with a stipulated initial value.  The PARs vest over time (as specified in each grant, typically five years) and entitle the owner to receive a cash amount equal to the increase, if any, between the initial stipulated value and the designated value of the PAR on the payment valuation date.  The payment valuation date is the earlier of a liquidity event (as defined in the Plan, but generally intended to be either a recapitalization or an initial public offering of Company equity) or as selected by the participant, but no earlier than five years from the end of the year of the grant.  In the case of a liquidity event, the designated value of all PARs is to be based on the net sale proceeds (as defined in the Plan) from the liquidity event.  After any payment valuation date, regardless of payment or none, vested PARs expire.  We are unable to express an opinion with respect to the likelihood of a qualifying liquidity event which would result in any payment under the Plan or to estimate any amount which may become payable under the Plan.  We consider the possibility of payment at a fixed determination date absent a positive liquidity event to be remote.  Therefore, we have not provided any amount for this contingent liability in our consolidated financial statements at December 31, 2015 and 2014.

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

Summary Compensation

The following table summarizes, with respect to our named executive officers, information relating to the compensation earned for services rendered in all capacities during the fiscal years ended December 31, 2015, 2014 and 2013. None of the named executive officers participate in a defined benefit pension plan.

				All Other
Name and Principal Position:	Year	Salary	Bonus (1) (7)	Compensation		Total

Harlan H. Chappelle	2015	$485,000	$—	$42,555	(2)	$527,555
President, Chief Executive Officer	2014	$485,000	$—	$38,515	(2)	$523,515
	2013	$468,000	$1,100,000	$24,051	(2)	$1,592,051

Michael E. Ellis	2015	$485,000	$—	$20,423	(3)	$505,423
Chief Operating Officer, Vice President of	2014	$485,000	$—	$13,078	(3)	$498,078
Engineering and Chairman of the Board	2013	$468,000	$700,000	$12,955	(3)	$1,180,955

Michael A McCabe	2015	$435,000	$—	$126,095	(4)	$561,095
Vice President, Chief Financial Officer	2014	$435,000	$400,000	$3,120,848	(4)	$3,955,848
	2013	$420,000	$600,000	$144,454	(4)	$1,164,454

David Murrell	2015	$360,000	$—	$14,819	(5)	$374,819
Vice President of Land and Business Development	2014	$360,000	$25,000	$22,850	(5)	$407,850
	2013	$345,000	$300,000	$353,937	(5)	$998,937

Homer "Gene" Cole	2015	$300,000	$—	$21,279	(6)	$321,279
Vice President, Chief Technical Officer

(1)	Bonuses for 2015 have not yet been determined. We expect these bonuses will be determined before the end of August 2016.
(2)

Mr. Chappelle’s other compensation for the year ended December 31, 2015 consists of $8,954 in his matching funds to his 401(k), $30,131 in auto expenses, and approximately $3,470 for club membership.  Mr. Chappelle’s other compensation for the year ended December 31, 2014 consists of $9,110 in matching funds to his 401(k) account and $29,405 in auto expenses.  Mr. Chappelle’s other compensation for the year ended December 31, 2013 consists of $10,200 in matching funds to his 401(k) account and $13,851 in auto expenses.

(3)

Mr. Ellis’ other compensation for the year ended December 31, 2015 consists of $10,600 in matching funds to his 401(k) account and $9,823 in auto expenses.  Mr.  Ellis’ other compensation for the year ended December 31, 2014 consists of $8,750 in matching funds to his 401(k) account and $4,328 in auto expenses. Mr. Ellis’ other compensation for the year ended December 31, 2013 consists of $8,700 in matching funds to his 401(k) account and $4,255 in auto expenses.

(4)

For the year ended December 31, 2015, Mr. McCabe’s other compensation consists of $8,319 in matching funds to his 401(k) account, and $117,776 in travel and living expenses, which includes $41,049 for an apartment in Houston and $76,727 for travel, which consists primarily of airfare and the cost of rental cars and parking. For the year ended December 31, 2014, Mr. McCabe’s other compensation consists of $3,000,000 in an elective contribution made by us to his nonqualified deferred compensation account, $7,131 in matching funds to his 401(k) account, and $113,717 in travel and living expenses, which includes $32,597 for an apartment in Houston and $81,120 for travel, which consists primarily of airfare and the cost of rental cars and parking. For the year ended December 31, 2013, Mr. McCabe’s other compensation consisted of $10,200 in matching funds to his 401(k) account, and $134,254 in travel and living expenses, which includes $31,865 for an apartment in Houston and $102,389 for travel, which consists primarily of airfare and the cost of a leased car and parking.

(5)

Mr. Murrell’s other compensation for the year ended December 31, 2015 consists of $10,600 in matching funds to his 401(k) account and $4,219 in auto expense. Mr. Murrell’s other compensation for the year ended December 31, 2014 consists of $11,500 in matching funds to his 401(k) account and $11,350 in auto expense. Mr. Murrell’s other compensation for the year ended December 31, 2013 consists of $325,000 in an elective contribution made by us to his nonqualified deferred compensation account, $10,200 in matching funds to his 401(k) account and $18,737 in auto expenses.

(6)

Mr. Cole became an executive officer of the Company in 2015.  Mr. Cole’s other compensation for the year ended December 31, 2015 consists of $10,600 in matching funds to his 401(k) account and $10,679 in auto expense.

(7)

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

Grants of Plan-Based Awards for Fiscal Year 2015

There were no grants of plan-based awards to our named executive officers during the fiscal year ended December 31, 2015.

Outstanding Equity Awards Value at 2015 Fiscal Year-End

There were no outstanding equity awards for our named executive officers as of December 31, 2015.

Option Exercises and Equity Awards Vested in Fiscal Year 2015

There were no exercises of equity awards and no vesting of equity awards for our named executive officers during fiscal 2015.

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

In 2015, no amounts of salary or bonus were elected to be deferred under the Retirement Plan by any named executive.  In 2014, one elective employer contribution was made for the account of Michael A. McCabe.  The Board of Directors elected to make this distribution subject to a three-year vesting schedule, with 50% vested immediately and 16.67% to vest each subsequent year.  In 2013, one elective employer contribution was made for the account of David Murrell.  The Board of Directors elected to make this distribution subject to a four-year vesting schedule, with 20% vested immediately and 20% to vest each subsequent year.

NONQUALIFIED DEFERRED COMPENSATION
	Aggregate				Aggregate	Aggregate
	Balance at	Executive	Company	Aggregate	Withdrawals /	Balance at
	December 31,	Contributions	Contributions	Earnings	Distributions	December 31,
Name	2014 ($)	in 2015 ($)	in 2015 ($) (1)	in 2015 ($)	during 2015 ($)	2015 ($)
Michael A. McCabe	$3,000,000	$—	$—	$—	$—	$3,000,000
David Murrell	325,000	—	$—	$—	$—	$325,000

(1) Included in "All Other Compensation" on the Summary Compensation Table.

Termination of Employment and Change–in–Control Provisions

Messrs. Chappelle, Ellis, McCabe and Murrell are parties to employment agreements that provide them with post–termination benefits in a variety of circumstances. The amount of compensation payable in some cases may vary depending on the nature of the termination, whether as a result of retirement/voluntary termination, involuntary not–for–cause termination, termination following a change of control and in the event of disability or death of the executive. The discussion below describes the varying amounts payable in each of these situations. It assumes, in each case, that the officer’s termination was effective as of December 31, 2015. In presenting this disclosure, we describe amounts earned through December 31, 2015 and, in those cases where the actual amounts to be paid out can only be determined at the time of such executive’s separation from us, our estimates of the amounts which would be paid out to the executives upon their termination.

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

If the executive’s employment is involuntarily terminated by us (except for cause or due to the death of the executive) or if the executive’s employment is terminated due to disability or retirement or by the executive for good reason, we are obligated to pay as additional compensation an amount in cash equal to two years, of the executive’s base salary in effect as of the termination date. Under the terms of Mr. Murrell’s employment agreement, as of December 31, 2015, upon such involuntary termination, he would also be paid 50% of the annual bonus then in effect.  Mr. Murrell’s amended and restated employment agreement now provides for 18 months’ base salary and two times the annual bonus then in effect.  Assuming termination as of December 31, 2015, for both Messrs. Chappelle and Ellis, the termination benefit would have been $970,000; for Mr. McCabe, $870,000; and for Mr. Murrell, $720,000. In addition, all vested amounts in the executive’s deferred supplemental retirement account would be distributed.  Assuming termination as of December 31, 2015, Mr. McCabe and Mr. Murrell, would have received a distribution of $2,000,000 and $195,000.  Our executives are each entitled under their employment agreements to continued group health plan coverage following the termination date for the executive and the executive’s eligible spouse and dependents for the maximum period for which such qualified beneficiaries are eligible to receive COBRA coverage, which is 18 months. The executive shall not be required to pay more for COBRA coverage than officers who are then in active service for us and receiving coverage under the plan. Assuming termination as of December 31, 2015, for each of Messrs. Chappelle, Ellis, McCabe, and Murrell, this amount would have been $12.00 to each. Our total cost of providing this benefit would have been $32,306 for Mr. Chappelle, $47,198 for Mr. Ellis, $32,306 for Mr. McCabe, and $32,306 for Mr. Murrell.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of March 29, 2016 the limited partnership interests in Alta Mesa beneficially owned by:

•	all persons who, to the knowledge of our management team, beneficially own more than 5% of our outstanding limited partnership interests;
•	each current director of our General Partner;
•	each principal officer of our General Partner; and
•	all current directors and principal officers of the General Partner as a group.

	Number	Percentage	Number	Percentage
	of Class A	of Class A	of Class B	of Class B
	Units	Units	Units	Units
	Beneficially	Beneficially	Beneficially	Beneficially
Name of Beneficial Owner (1)	Owned	Owned	Owned	Owned
High Mesa Inc. (2)	10,000	10.00%	100,000	100.0%
Michael E. Ellis (3)	85,050	85.05%	—	—
Mickey Ellis (4)	—	—	—	—
Harlan H. Chappelle	4,500	4.50%	—	—
Don Dimitrievich	—	—	—	—
Michael A. McCabe	—	—	—	—
David Murrell	—	—	—	—
Homer "Gene" Cole	—	—	—	—
Directors and principal officers as a group (7 persons)	99,550	99.55%	—	—

(1)	Unless otherwise indicated, the address for all beneficial owners in this table is at 15021 Katy Freeway, Suite 400, Houston, Texas 77094.
(2)	Our Class A limited partners collectively own all of the common stock of High Mesa Inc. in the same proportions as their interest in us.
(3)

Mr. Ellis does not own directly any partnership interests. Includes Class A limited partner interests held by Alta Mesa Resources, LP, Galveston Bay Resources Holdings, LP, Petro Acquisition Holdings, LP and Petro Operating Company Holdings, Inc., all entities owned and controlled by Mr. Ellis.

(4)	Mickey Ellis is the spouse of Michael E. Ellis. Ms. Ellis may be deemed to be the beneficial owner of the partnership interests owned by Mr. Ellis.

Additionally, our General Partner, is owned by Mr. and Ms. Ellis and High Mesa, Inc.

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

Ownership in Us and Our General Partner

Michael E. Ellis, our Chairman and Chief Operating Officer, and his spouse Mickey Ellis, one of our directors, own 85.05% of our Class A interests. Our General Partner is owned by Alta Mesa Resources, LP, an entity owned by Michael E. Ellis, Mickey Ellis, and High Mesa. Our General Partner has a 0.1% interest in us.

During 2015 and 2014 Michael E. Ellis, our founder, Chief Operating Officer, and Chairman of the Board, received capital distributions from us of zero and $516,500, respectively.

Founder Notes

We were founded in 1987 by Michael E. Ellis and we or our subsidiaries have over time entered into promissory notes to repay Mr. Ellis for contributions of working capital and other amounts. On March 25, 2014, these notes were amended and restated.  The maturity date of the notes was extended to December 31, 2021.  The interest rate and interest payment terms were not changed.  The founder notes bear simple interest at 10% with a balance of $25.7 million and $24.5 million at December 31, 2015 and December 31, 2014, respectively. Interest and principal are payable at maturity. The notes are convertible into shares of our Class B partner, High Mesa common stock upon certain conditions in the event of an initial public offering.

These founder notes are unsecured and are subordinate to all debt.  In connection with the March 25, 2014 recapitalization of our Class B partner, the founder notes were amended and restated to subordinate them to the paid in kind notes of our Class B partner.  The founder notes were also subordinated to the rights of the holders of Class B units to receive distributions under our amended partnership agreement and subordinated to the rights of the holders of Series B Preferred Stock to receive payments.

Land Consulting Services

David Murrell, our Vice President, Land and Business Development, is the principal of David Murrell & Associates, which provides land consulting services to us. The primary employee of David Murrell & Associates is his spouse, Brigid Murrell. Services are provided at a pre-negotiated hourly rate based on actual time employed by us. Total expenditures under this arrangement for the years ended December 31, 2015, 2014 and 2013, were approximately $133,000, $150,000 and $175,000. The contract may be terminated by either party without penalty upon 30 days’ notice.

Employee and Distribution

David McClure, our Vice President, Facilities and Midstream, and the son-in-law of our CEO, Harlan H. Chappelle, received total compensation of $275,000, $450,000, and $390,000 for the years ended December 31, 2015, 2014 and 2013. Additionally, his position provides him with the use of a company vehicle, similar to our other Vice Presidents whose duties include field oversight.

David Pepper, one of our Landmen, and the cousin of our Vice President, Land and Business Development David Murrell, received total compensation of $146,000, $260,000, and $125,000 for the years ended December 31, 2015, 2014 and 2013. Additionally, his position provides him with the use of a company vehicle, similar to our other Landman whose duties include field oversight.

Midstream Asset Sale and Land Purchase

On December 31, 2014, we sold our interests in a partially constructed pipeline and gas processing plant at cost to an affiliate of our Class B partner, High Mesa for $25.5 million cash and short-term note receivable of $8.5 million, while recording no gain or loss on the sale at December 31, 2014.  On January 2, 2015, the $25.5 million was paid. The $8.5 million note receivable, dated December 31, 2014, bears interest at 8% per annum, interest payable only in quarterly installments beginning January 1, 2015, and matures on December 31, 2019.  Immediately after the consummation of the transaction, the $8.5 million promissory note was transferred from Northwest Gas Processing, LLC (“NWGP”) to High Mesa Services, LLC (“HMS”), a subsidiary of High Mesa.

On December 31, 2015, we repurchased land originally sold to NWGP at cost of $0.7 million.  The receivables due from affiliate balance of $1.0 million as of December 31, 2015 includes the cost of repurchasing the land from NWGP.

Director Independence

Our Board of Directors consists of six members, two of whom are non-employee directors. Because we only have debt securities registered with the SEC under the Exchange Act and because we do not have a class of securities listed on any national securities exchange, national securities association or inter-dealer quotation system, we are not required to have a board of directors comprised of a majority of independent directors under SEC rules or any listing standards. Accordingly, our Board of Directors has not made any determination as to whether the non-employee directors satisfy any independence requirements applicable to board members under the rules of the SEC or any national securities exchange, inter-dealer quotation system or any other independence definition.

Item 14. Principal Accountant Fees and Services

Our Board of Directors selected BDO USA, LLP (“BDO”), an independent registered public accounting firm, to audit our consolidated financial statements for the fiscal year ended December 31, 2015 and 2014. Our Board of Directors had previously selected UHY LLP (“UHY”), an independent registered public accounting firm, to audit our consolidated financial statements for the fiscal years ended December 31, 2013 and 2012. The Texas practice of UHY was sold to BDO during 2014. As a result, UHY resigned as our independent registered public accounting firm on December 1, 2014, and the Board of Directors engaged BDO as the Company’s independent registered public accountant for our fiscal year ending December 31, 2014.   Aggregate fees for professional services rendered to us by BDO for the years ended December 31, 2015 and 2014 were as follows:

Audit Fees

	2015	2014
	(in thousands)
Audit fees	$559,379	$549,690
Audit-related fees	56,535	38,800
Total	$615,914	$588,490

The audit fees for the years ended December 31, 2015 and 2014, respectively, were for professional services rendered for the audits of our consolidated financial statements and review of our quarterly financial statements.

Audit-related fees

Audit-related fees for the years 2015 and 2014 include fees for the audit of our 401(k) employee savings plan.

Pre-Approval Policies and Procedures

We currently have no Board committees. Our Board of Directors has adopted policies regarding the pre-approval of auditor services. Specifically, the Board of Directors approves all services provided by the independent public accountants at its March meeting. All additional services must be pre-approved on a case-by-case basis. Our Board of Directors reviews the actual and budgeted fees for the independent public accountants periodically at regularly scheduled board meetings. All of the services provided by BDO during fiscal 2015 and 2014 were approved by the Board of Directors.  The Board of Directors also considers whether the provision of the foregoing services is compatible with maintaining the auditor’s independence and has concluded that the foregoing non-audit services and non-audit-related services, did not adversely affect the independence of our auditors.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)Documents filed as part of this report:

1.Financial Statements:

(i)Independent Registered Public Accounting Firms’ Reports

(ii)Consolidated Balance Sheets as of December 31, 2015 and 2014

(iii)Consolidated Statements of Operations for each of the three years in the period ended December 31, 2015

(iv)Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2015

(v)Consolidated Statements of Changes in Partners’ (Deficit) for each of the three years in the period ended December 31, 2015

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

10.20

Senior Secured Term Loan Agreement dated June 2, 2015 among Alta Mesa Holdings, LP, certain affiliate Guarantors, the lenders party thereto and Morgan Stanley Energy Capital Inc. as administrative agent for such lenders (incorporated by reference from Exhibit 10.1 to Alta Mesa Holdings, LP’s Current Report on Form 8-K filed with the SEC on June 3, 2015).

10.21

Purchase and Sale Agreement dated September 16, 2015 by and among Alta Mesa Holdings, LP, Alta Mesa Eagle, LLC, EnerVest Energy Institutional Fund XIV-A, L.P. and EnerVest Energy Institutional Fund XIV-WIC, L.P. (incorporated by reference from Exhibit 10.1 to Alta Mesa Holdings, LP’s Current Report on Form 8-K filed with the SEC on September 22, 2015).

10.22

Agreement and Amendment No. 11 dated June 2, 2015 to the Sixth Amended and Restated Credit Agreement among Alta Mesa Holdings, LP, certain affiliate Guarantors, the lenders party thereto and Wells Fargo Bank, N.A. as administrative agent for such lenders (incorporated by reference from Exhibit 10.2 to Alta Mesa Holdings, LP’s Current Report on Form 8-K filed with the SEC on June 3, 2015).

10.23

Agreement and Amendment No. 12 dated September 30, 2015 to the Sixth Amended and Restated Credit Agreement among Alta Mesa Holdings, LP, certain affiliate Guarantors, the lenders party thereto and Wells Fargo Bank, N.A. as administrative agent for such lenders (incorporated by reference from Exhibit 10.2 to Alta Mesa Holdings, LP’s Current Report on Form 8-K filed with the SEC on October 2, 2015).

10.24

Agreement and Amendment No. 13 dated February 3, 2016 to the Sixth Amended and Restated Credit Agreement among Alta Mesa Holdings, LP, certain affiliate Guarantors, the lenders party thereto and Wells Fargo Bank, N.A. as administrative agent for such lenders (incorporated by reference from Exhibit 10.1 to Alta Mesa Holdings, LP’s Current Report on Form 8-K filed with the SEC on February 9, 2016).

10.25

First Amendment to Senior Secured Term Loan Agreement dated as of February 3, 2016 to Senior Secured Term Loan Agreement by and among Alta Mesa Holdings, LP, the lenders party thereto from time to time, and Morgan Stanley Energy Capital Inc., as administrative agent for such lenders (incorporated by reference from Exhibit 10.1 to Alta Mesa Holdings, LP’s Current Report on Form 8-K filed with the SEC on February 9, 2016).

21.1*	Subsidiaries of the Company.

23.1*	Consent of Ryder Scott Company, L. P.

31.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

31.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

32.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

99.1*	Audit Letter by Ryder Scott Company, L. P., dated as of March 24, 2016

101*	Interactive Data Files.

*Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTA MESA HOLDINGS, L.P.

(Registrant)

By	/S/ MICHAEL A. MCCABE
Michael A. McCabe Chief Financial Officer

Dated March 29, 2016

In accordance with the Exchange Act, this report has been signed below on the 29th day of March, 2016, by the following persons on behalf of the registrant and in the capacities indicated.

	Signature	Title

By:	/s/ HARLAN H. CHAPPELLE Harlan H. Chappelle	President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ MICHAEL E. ELLIS Michael E. Ellis	Founder, Chairman, Vice President of Engineering and Chief Operating Officer, Director

By:	/s/ MICKEY ELLIS Mickey Ellis	Director

By:	/s/ MICHAEL A. MCCABE Michael A. McCabe	Vice President, Chief Financial Officer and Director (Principal Financial Officer)

By:	/s/ DON DIMITRIEVICH Don Dimitrievich	Director

By:	/s/ RONALD J. SMITH Ronald J. Smith	Vice President, Chief Accounting Officer (Principal Accounting Officer)

By:	/s/ HOMER “GENE” COLE Homer “Gene” Cole	Vice President, Chief Technical Officer and Director

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Alta Mesa Holdings, LP and Subsidiaries

Houston, Texas

We have audited the accompanying consolidated balance sheets of Alta Mesa Holdings, LP and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in partners’ deficit and cash flows for each of the years in the two year period ended December 31, 2015. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alta Mesa Holdings, LP and Subsidiaries as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the years in the two year period ended, December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/S/ BDO USA, LLP

Houston, Texas

March 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Alta Mesa Holdings, LP and Subsidiaries

Houston, Texas

We have audited the accompanying consolidated statements of operations, changes in partners’ deficit, and cash flows of Alta Mesa Holdings, LP and Subsidiaries (the “Company”) for the year ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the Company’s results of operations and cash flows for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/S/ UHY LLP

Houston, Texas

March 27, 2014

ALTA MESA HOLDINGS, LP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2015	2014

	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,869	$1,349
Restricted cash	105	23,793
Accounts receivable, net of allowance of $1,402 and $1,449, respectively	27,111	43,581
Other receivables	18,526	8,238
Receivables due from affiliate	1,053	25,500
Prepaid expenses and other current assets	4,774	2,132
Derivative financial instruments	62,631	59,803
Total current assets	123,069	164,396
PROPERTY AND EQUIPMENT
Oil and natural gas properties, successful efforts method, net	525,942	686,176
Other property and equipment, net	11,097	11,505
Total property and equipment, net	537,039	697,681
OTHER ASSETS
Long-term restricted cash	—	900
Investment in LLC — cost	9,000	9,000
Deferred financing costs, net	1,199	1,634
Notes receivable due from affiliate	9,213	8,500
Advances to operators	37	619
Deposits and other assets	1,333	1,124
Derivative financial instruments	41,635	27,271
Total other assets	62,417	49,048
TOTAL ASSETS	$722,525	$911,125
LIABILITIES AND PARTNERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$84,002	$117,560
Current portion, asset retirement obligations	729	1,136
Total current liabilities	84,731	118,696
LONG-TERM LIABILITIES
Asset retirement obligations, net of current portion	60,491	61,736
Long-term debt, net	717,775	761,142
Notes payable to founder	25,748	24,540
Other long-term liabilities	10,829	6,457
Total long-term liabilities	814,843	853,875
TOTAL LIABILITIES	899,574	972,571
Commitments and Contingencies (Note 11)
PARTNERS’ DEFICIT	(177,049)	(61,446)
TOTAL LIABILITIES AND PARTNERS’ DEFICIT	$722,525	$911,125

The accompanying notes are an integral part of these consolidated financial statements.

ALTA MESA HOLDINGS, LP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2015	2014	2013

	(in thousands)
OPERATING REVENUES AND OTHER
Oil	$199,799	$347,842	$297,836
Natural gas	30,621	65,002	61,350
Natural gas liquids	10,864	18,281	15,264
Other revenues	682	1,003	1,207
Total operating revenues	241,966	432,128	375,657

Gain (loss) on sale of assets	67,781	87,520	(2,715)
Gain (loss) on derivative contracts	124,141	96,559	(17,150)
Total operating revenues and other	433,888	616,207	355,792
OPERATING EXPENSES
Lease and plant operating expense	71,736	73,820	70,450
Production and ad valorem taxes	15,131	28,214	26,369
Workover expense	6,511	8,961	13,679
Exploration expense	42,718	61,912	33,065
Depreciation, depletion, and amortization expense	143,969	141,804	118,558
Impairment expense	176,774	74,927	143,166
Accretion expense	2,076	2,198	2,133
General and administrative expense	44,454	69,198	47,023
Total operating expenses	503,369	461,034	454,443
INCOME (LOSS) FROM OPERATIONS	(69,481)	155,173	(98,651)
OTHER INCOME (EXPENSE)
Interest expense	(62,473)	(55,812)	(55,188)
Interest income	723	15	124
Total other income (expense)	(61,750)	(55,797)	(55,064)
INCOME (LOSS) BEFORE STATE INCOME TAXES	(131,231)	99,376	(153,715)
(Provision) for state income taxes	(562)	(176)	—
NET INCOME (LOSS)	$(131,793)	$99,200	$(153,715)

The accompanying notes are an integral part of these consolidated financial statements.

ALTA MESA HOLDINGS, LP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ DEFICIT

YEARS ENDED DECEMBER 31, 2015, 2014, AND 2013

(in thousands)

BALANCE, DECEMBER 31, 2012	$(6,368)
DISTRIBUTIONS	(24)
NET LOSS	(153,715)
BALANCE, DECEMBER 31, 2013	(160,107)
DISTRIBUTIONS	(539)
NET INCOME	99,200
BALANCE, DECEMBER 31, 2014	(61,446)
CONTRIBUTIONS	20,000
DISTRIBUTIONS	(3,810)
NET LOSS	(131,793)
BALANCE, DECEMBER 31, 2015	$(177,049)

The accompanying notes are an integral part of these consolidated financial statements.

ALTA MESA HOLDINGS, LP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(131,793)	$99,200	$(153,715)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization expense	143,969	141,804	118,558
Impairment expense	176,774	74,927	143,166
Accretion expense	2,076	2,198	2,133
Amortization of loan costs	3,392	2,885	2,839
Amortization of debt discount	510	510	510
Dry hole expense	22,708	30,294	15,295
Expired leases	6,526	4,319	3,289
(Gain) loss on derivative contracts	(124,141)	(96,559)	17,150
Settlements of derivative contracts	106,949	9,493	18,177
Interest converted into debt	1,208	1,209	1,208
Interest on notes receivable due from affiliate	(713)	—	—
(Gain) loss on sale of assets	(67,781)	(87,520)	2,715
Changes in assets and liabilities:
Restricted cash unrelated to property divestiture	—	(106)	2,305
Accounts receivable	16,470	(95)	(2,771)
Other receivables	(10,288)	(5,686)	1,863
Receivables due from affiliate	(1,725)	—	—
Prepaid expenses and other non-current assets	(2,269)	7,251	4,477
Settlement of asset retirement obligation	(1,794)	(3,942)	(1,548)
Accounts payable, accrued liabilities, and other long-term liabilities	3,900	4,702	(3,132)
NET CASH PROVIDED BY OPERATING ACTIVITIES	143,978	184,884	172,519
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property and equipment	(223,604)	(366,090)	(311,438)
Acquisitions	(48,202)	(18,110)	(51,377)
Proceeds from sale of property	141,404	177,476	26,668
Proceeds from property divesture classified as restricted cash	—	41,590	—
Investment in restricted cash related to property divestitures	24,587	(24,587)	—
NET CASH USED IN INVESTING ACTIVITIES	(105,815)	(189,721)	(336,147)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	252,500	169,500	214,500
Repayments of long-term debt	(295,020)	(169,270)	(50,000)
Additions to deferred financing costs	(4,313)	(42)	(97)
Capital distributions	(3,810)	(539)	(24)
Capital contributions	20,000	—	—
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(30,643)	(351)	164,379
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,520	(5,188)	751
CASH AND CASH EQUIVALENTS, beginning of period	1,349	6,537	5,786
CASH AND CASH EQUIVALENTS, end of period	$8,869	$1,349	$6,537
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$56,579	$51,219	$50,731
Cash paid (received) during the period for state taxes	$751	$(123)	$18
Change in asset retirement obligations	$487	$2,643	$854
Asset retirement obligations assumed, purchased properties	$—	$3,002	$5,480
Change in accruals or liabilities for capital expenditures	$(34,160)	$23,858	$(14,085)
Non-cash divestiture of oil and gas properties	$—	$(34,000)	$—
Non-cash acquisition of property and land	$2,473	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ALTA MESA HOLDINGS, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

NOTE 1 — NATURE OF OPERATIONS

Nature of Operations.  Alta Mesa Holdings, LP (“Alta Mesa,” the “Company,” “us,” “our,” or “we”) is engaged primarily in the acquisition, exploration, development, and production of oil and natural gas properties. Our core properties are located in Oklahoma and Louisiana.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We use accounting policies which reflect industry practices and conform to accounting principles generally accepted in the U.S. (“GAAP”).  Certain prior-period amounts in the consolidated financial statements have been reclassified to conform to the current-year presentation. The reclassifications had no impact on net income (loss) or partners’ deficit.

Principles of Consolidation. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, after eliminating all significant intercompany transactions. The Company’s interests in oil and natural gas exploration and production ventures and partnerships are proportionately consolidated.

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

Restricted Cash.    The Company classifies cash balances as restricted cash when cash is restricted as to withdrawal or usage. As of December 31, 2015, the restricted cash represents cash received by the Company from production sold where the final division of ownership of the production is in dispute.  As of December 31, 2014, the Company had $24.6 million of proceeds remaining in a money market fund held by a qualified intermediary and available for use in a like-kind exchange under Section 1031 of the U.S. Internal Revenue Code from the sale of our Hilltop field Deep Bossier properties. Not all of the cash deposited with the qualified intermediary was used for like-kind-exchange transactions, and in March 2015, the remaining $23.7 million of restricted cash was returned to us to be used for general corporate purposes and, as such, was classified as short-term restricted cash on our consolidated balance sheet as of December 31, 2014.  The Company planned to utilize $0.9 million of the cash held by the qualified intermediary in the acquisition of like-kind property, and as such, this amount is classified as long-term restricted cash on our consolidated balance sheet as of December 31, 2014. For more information regarding the sale of the Hilltop field properties, please refer to Note 3—Significant Acquisitions and Divestitures.

Accounts Receivable. Our receivables arise from the sale of oil and natural gas and joint interest owner receivables for properties in which we serve as the operator. This concentration of customers may impact our overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions affecting the oil and natural gas industry. Accounts receivable are generally not collateralized.  Receivables from joint interest owners, including amounts advanced under joint operating agreements, were $9.8 million and $10.3 million at December 31, 2015 and 2014, respectively.  Trade receivables from the sale of oil and natural gas were $17.9 million and $35.1 million at December 31, 2015 and 2014, respectively.  See Note 12 for further information regarding marketing arrangements and sales to major customers, including our primary marketing representative, ARM

Energy Management, LLC (“AEM”).  Accounts receivable from AEM were $12.6 million and $16.6 million as of December 31, 2015 and 2014, respectively.

Allowance for Doubtful Accounts. We routinely assess the recoverability of all material trade and other receivables to determine their collectability. We accrue a reserve when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of the reserve can be reasonably estimated.

Deferred Financing Costs. The Company capitalizes costs incurred in connection with obtaining financing. These costs are amortized over the term of the related financing using the straight-line method, which approximates the effective interest method. The amortization expense is recorded as a component of interest expense in the consolidated statement of operations.

In the fourth quarter of 2015, the Company adopted Accounting Standards Update (“ASU”) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of debt discount, but does not affect the recognition or measurement of debt issuance costs.  In accordance with the new guidance, deferred financing costs related to the Company’s senior unsecured notes and Term Loan Facility (as defined in Note 9), which had been included in deferred financing costs, net under other assets on the consolidated balance sheets prior to the adoption of ASU 2015-03, are now included in long-term debt on the consolidated balance sheets, resulting in decreases in both deferred financing costs, net and long-term debt of $7.8 million as of December 31, 2015. ASU 2015-03 was applied on a retrospective basis, wherein the balance sheet of each individual period presented was adjusted to reflect the period-specific effects of applying the new guidance. As a result, the consolidated balance sheet as of December 31, 2014 included a deduction for deferred financing costs of $6.5 million in long-term debt, which had previously been presented in deferred financing costs, net under other assets. Deferred financing costs incurred in connection with the Company’s revolving credit facility continue to be presented in deferred financing costs, net under other assets on the consolidated balance sheets consistent with prior periods as clarified by ASU 2015–15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements–Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update) (“ASU 2015–15”).

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

Exploration Expense — Exploration expenses, other than exploration drilling costs, are charged to expense as incurred. These expenses include seismic expenditures and other geological and geophysical costs, expired leases, gain or loss on settlement of asset retirement obligations and lease rentals. The costs of drilling exploratory wells and exploratory-type stratigraphic wells are initially capitalized, or “suspended” on the balance sheet pending determination of whether the well has discovered proved commercial reserves. If the exploratory well is determined to be unsuccessful, the cost of the well is transferred to expense. Exploratory well drilling costs may continue to be capitalized if the reserve quantity is sufficient to justify completion as a producing well and sufficient progress in assessing the reserves and the economic and operating viability of the project is being made. Assessments of such capitalized costs are made quarterly.

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

Our evaluation of the Company’s proved properties resulted in impairment expense of $172.0 million, $72.9 million and $135.2 million for the years ended December 31, 2015, 2014, and 2013, respectively, primarily due to lower forecasted commodity prices.

Unproved properties are assessed at least annually to determine whether they have been impaired. Individually significant properties are assessed for impairment on a property-by-property basis, while individually insignificant unproved properties may be assessed in the aggregate. If unproved properties are found to be impaired, an impairment allowance is provided and a loss is recognized in the consolidated statement of operations. For the years ended December 31, 2015, 2014 and 2013, impairment expense of unproved properties was $4.8 million, $2.0 million, and $8.0 million, respectively.

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

If the carrying value is not recoverable on an undiscounted basis, the impairment loss is measured as the excess of the asset’s carrying value over its fair value. Management assesses the fair value of long-lived assets using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third party comparable sales, internally developed discounted cash flow analysis and analysis from outside advisors. Significant changes in market conditions resulting from events such as the condition of an asset or a change in management’s intent to utilize the asset would generally require management to reassess the cash flows related to the long-lived assets. For the years ended December 31, 2015, 2014, and 2013, respectively, the Company did not record any impairment expense related to other long-lived assets.

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

DD&A expense for the years ended December 31, 2015, 2014, and 2013 related to oil and natural gas properties was $140.9 million, $139.0 million, and $115.5 million, respectively.

Leasehold improvements to offices are depreciated using the straight-line method over the life of the lease. The Company’s drilling rig, which was sold during 2013, was depreciated using the straight-line method of depreciation over a period of approximately fifteen years.  Other property and equipment is depreciated using the straight-line method over periods ranging from three to seven years. Depreciation expense for non-oil and gas property and equipment for the years ended December 31, 2015, 2014, and 2013 was $3.0 million, $2.8 million, and $3.1 million respectively.

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

Derivative Financial Instruments. We use derivative contracts to hedge the effects of fluctuations in the prices of oil, natural gas and natural gas liquids. We account for such derivative instruments in accordance with ASC 815, “Derivatives and Hedging,” which establishes accounting and disclosure requirements for derivative instruments and requires them to be measured at fair value and recorded as assets or liabilities in the consolidated balance sheets (see Note 5 for information on fair value).

Under ASC 815, hedge accounting is used to defer recognition of unrealized changes in the fair value of such financial instruments, for those contracts which qualify as fair value or cash flow hedges, as defined in the guidance. Historically, we have not designated any of our derivative contracts as fair value or cash flow hedges. Accordingly, the changes in fair value of the contracts are included in earnings as “Gain (loss) on derivative contracts.”  Cash flows from settlements of derivative contracts are classified as operating cash flows.

Income Taxes. The Company has elected under the Internal Revenue Code provisions to be treated as individual partnerships for tax purposes. Accordingly, items of income, expense, gains and losses flow through to the partners and are taxed at the partner level. Accordingly, no tax provision for federal income taxes is included in the consolidated financial statements.

The Company is subject to the Texas margin tax, which is considered a state income tax, and is included in “ Provision for state income tax” on the consolidated statements of operations. The Company records state income tax (current and deferred) based on taxable income, as defined under the rules for the margin tax.

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

We have considered our exposure under the standard at both the federal and state tax levels.  We have not recorded any liabilities for uncertain tax positions as of December 31, 2015 and 2014. We record income tax, related interest, and penalties, if any, as a component of income tax expense. We did not incur any interest or penalties on income taxes for the years ended December 31, 2015,  2014, or 2013.

The Company’s tax returns for the years ended December 31, 2012 forward remain open for examination. None of the Company’s federal or state tax returns are currently under examination by the relevant authorities.

Revenue Recognition. We recognize oil, natural gas and natural gas liquids revenues when products are delivered at a fixed or determinable price, title has transferred and collectability is reasonably assured. We use the sales method of accounting for recognition of natural gas imbalances. Revenue from drilling rigs was recorded when services were performed.

Fair Value of Financial Instruments. The fair values of cash, accounts receivable and current liabilities approximate book value due to their short-term nature. The fair value estimate of long-term debt under our credit facility is not considered to be materially different from carrying value due to market rates of interest. The fair value estimate of our senior secured term loan is not considered to be materially different from carrying value as there were no significant changes in our credit risk.  The fair value of the debt to our founder is not practicable to determine because the transactions cannot be assumed to have been consummated at arm’s length, the terms are not deemed to be market terms, there are no quoted values available for this instrument, and an independent valuation would not be practicable due to the lack of data regarding similar instruments, if any, and the associated potential costs.  We have estimated the fair value of our $450 million senior notes payable at $162 million on December 31, 2015. Derivative financial instruments are carried at fair value. For further information on fair values of financial instruments see Note 5 – Fair value disclosures and Note 9 - Long-term debt.

Acquisitions. Acquisitions are accounted for as purchases using the acquisition method of accounting. Accordingly, the results of operations are included in our consolidated statements of operations from the closing date of the acquisitions. Purchase prices are allocated to acquired assets and assumed liabilities based on their estimated fair values at the time of the acquisition.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers.  The update provides guidance concerning the recognition and measurement of revenue from contracts with customers.  Its objective is to increase the usefulness of information in the financial statements regarding the nature, timing and uncertainty of revenues.  ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2016. The standard is required to be adopted using either the full retrospective approach, with all prior periods presented adjusted, or the modified retrospective approach, with a cumulative adjustment to retained earnings on the opening balance sheet. In August 2015, the FASB issued ASU No. 2015-14, Deferral of the Effective Date (“ASU 2015-14”).  ASU 2015-14 defers the effective date of the new revenue standard by one year, making it effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  We are currently evaluating the impact of adopting this standard on our consolidated financial statements, and whether to use the full retrospective approach or the modified retrospective approach.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments,  which eliminates the requirement for an acquirer in a business combination to restate prior period financial statements for measurement period adjustments. ASU 2015-16 requires that the cumulative impact of measurement period adjustments on current and prior periods be recognized in the reporting period in which the adjustment amount is determined. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those years. The Company is currently evaluating the effect that adopting this guidance will have on its financial position, cash flows and results of operations.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which requires that most equity instruments be measured at fair value with subsequent changes in fair value recognized in net income. ASU 2016-01 also impacts financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. ASU 2016-01 does not apply to equity method investments or investments in consolidated subsidiaries. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. The Company is currently evaluating the effect that adopting this guidance will have on its financial position, cash flows and results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which supersedes ASC 840 “Leases” and creates a new topic, ASC 842 "Leases." The amendments in this update require, among other things, that lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The amendments are effective for interim and annual reporting periods beginning after December 15, 2018. The Company is currently evaluating the impacts of the amendments to our financial statements and accounting practices for leases.

NOTE 3 — SIGNIFICANT ACQUISITIONS AND DIVESTITURES

2015 Activity

Alta Mesa Eagle, LLC Divestiture

On September 30, 2015, we closed the sale of all of the membership interests (the “Membership Interests”) in Alta Mesa Eagle, LLC (“AME”), our wholly owned subsidiary, to EnerVest Energy Institutional Fund XIV-A, L.P. and EnerVest Energy Institutional Fund XIV-WIC, L.P. (collectively, “EnerVest”) pursuant to a purchase and sale agreement entered into by us, AME and EnerVest on September 16, 2015 (the “Eagle Ford divestiture”).  AME owned our remaining non-operated oil and natural gas producing properties located in the Eagle Ford shale play in Karnes County, Texas.  In connection with the Eagle Ford divestiture, we disposed of all of our remaining interests in this area.  The effective date of the transaction (the “Effective Date”) is July 1, 2015.

The aggregate cash purchase price for the Membership Interests was $125 million subject to certain adjustments, consisting of $118 million (the “Base Purchase Price”), and additional contingent payments of approximately $7 million in the aggregate, payable to us by EnerVest by the 15th of each calendar month in which certain amounts owed to AME prior to the Effective Date have been received.  The purchase and sale agreement provides for customary purchase price adjustments to the Base Purchase Price based on the Effective Date.  As of December 31 2015, we received net proceeds of $122.0 million including $4.0 million of customary purchase price adjustments, and recognized a preliminary gain of approximately $67.6 million.  Cash received was utilized to pay down borrowings under our credit facility. As of the Effective Date, the estimated net proved reserves sold were approximately 7.8 MMBOE.

The sale of AME contributed approximately $68.9 million in pre-tax profit for the year ended December 31, 2015, which includes the $67.6 million gain on sale of asset and $118.5 million in pre-tax profit for the year ended December 31, 2014, which includes a $72.5 million gain on sale of assets for the first portion of the Eagleville divestiture, owned by AME, as described below.

Kingfisher Leasehold Acquisition

On July 6, 2015, we acquired approximately 19,000 net acres of primarily undeveloped leasehold interest in Kingfisher County, Oklahoma.  The consideration for the purchase was approximately $46.2 million and was subject to customary purchase price adjustments.  The effective date of the acquisition was April 1, 2015.  The purchase was funded with borrowings under our credit facility.

2014 Activity

Eagleville Divestiture

On March 25, 2014, we closed the sale of certain of our properties located primarily in Karnes County, Texas to Memorial Production Operating LLC, comprising a portion of our Eagleville field (“Eagleville divestiture”).  The properties sold included a working interest in all of our producing wells as of the effective date of January 1, 2014.  We retained a net profits interest in these wells based on 50% of our original working interest in 2014, declining to 30% in 2015, 15% in 2016, and zero in 2017.  Also included in the sale was a 30% undivided interest in all our Eagleville mineral leases and interests, and 30% of our working interest in all our wells in progress on December 31, 2013 or drilled after January 1, 2014.  The initial cash purchase price was $173 million, subsequently adjusted to approximately $171 million for settlement adjustments.  The purchase and sale agreement provides for customary adjustments to the purchase price for revenues and expenses incurred after the effective date.  As of December 31, 2014, estimated net proved reserves associated with the sold portion of these properties were approximately 7.5 MMBOE.  We recorded a gain on sale from the Eagleville divestiture of $72.5 million during 2014, based on an allocation of basis between the properties sold and properties retained.

The sold portion of Eagleville field contributed approximately $11.1 million in the first quarter of 2014, prior to its sale. The sold portion of Eagleville field contributed approximately $47.0 million in net pre-tax profit for the year ended December 31, 2013.

Hilltop Divestiture

On September 19, 2014, we sold our remaining interests in the Hilltop field for a cash payment of $41.6 million, which was subsequently adjusted to $38.9 million for customary settlement adjustments. We recorded a gain on the sale of $15.9 million.  As of the date of sale, estimated proved reserves associated with these properties were 29.8 BCFE.

The Hilltop interests contributed approximately $7.7 million in net pre-tax income during the year ended December 31, 2014.

2013 Activity

Hilltop Divestiture

On October 2, 2013, we closed the sale of certain of our properties in East Texas, comprising a portion of our Hilltop field. The properties sold were primarily producers of dry natural gas located in Leon County, Texas. As of July 1, 2013, estimated net proved reserves associated with these properties were 11.2 BCFE. The cash purchase price was approximately $19 million (net of costs of the sale).  There was no material gain on the sale.  The Hilltop interests contributed approximately $6.9 million in net pre-tax loss during the year ended December 31, 2013.

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

A summary of the consideration paid and the allocation of the purchase prices are as follows:

October 1,
2013
(in thousands)
Summary of Consideration
Cash	$41,841
Fair value of asset retirement obligations assumed	5,311
Total	$47,152

Summary of Purchase Price Allocation
Proved oil and natural gas properties	$30,279
Unproved oil and natural gas properties	16,873
Total	$47,152

The revenue and earnings related to the Weeks Island acquisition are included in our consolidated statement of operations for the year ended December 31, 2013 from the date of acquisition. The revenue and earnings of the combined entity, had the acquisitions occurred at January 1, 2013, are provided below. This unaudited pro forma information has been derived from historical information and is for illustrative purposes only. The unaudited pro forma financial information does not attempt to predict or suggest future results. It also does not necessarily reflect what the historical results of the combined company would have been had the companies been combined during these periods.

	Total	Income
	Revenue	(Loss)

	(in thousands)
Actual results of Stone included in our statement of operations for the period October 1, 2013
through December 31, 2013	$10,509	$8,575
Pro forma results for the combined entity for the year ended December 31, 2013	$376,063	$(146,866)

Other

During 2013, we sold our drilling rig for a cash purchase price of approximately $7.0 million and recorded a loss on sale of approximately $1.2 million.

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,	December 31,
	2015	2014
	(in thousands)
OIL AND NATURAL GAS PROPERTIES
Unproved properties	$127,551	$84,620
Accumulated impairment	(2,684)	(3,749)
Unproved properties, net	124,867	80,871
Proved oil and natural gas properties	1,345,482	1,417,785
Accumulated depreciation, depletion, amortization and impairment	(944,407)	(812,480)
Proved oil and natural gas properties, net	401,075	605,305
TOTAL OIL AND NATURAL GAS PROPERTIES, net	525,942	686,176
LAND	3,868	2,820
OTHER PROPERTY AND EQUIPMENT
Office furniture and equipment, vehicles	18,794	17,302
Accumulated depreciation	(11,565)	(8,617)
OTHER PROPERTY AND EQUIPMENT, net	7,229	8,685
TOTAL PROPERTY AND EQUIPMENT, net	$537,039	$697,681

Capitalized Exploratory Well Costs

The following table reflects the net changes in capitalized exploratory well costs during 2015, 2014, and 2013. The table does not include amounts that were capitalized and either subsequently expensed within the same year.

	Year Ended December 31,
	2015	2014	2013

	(in thousands)
Balance, beginning of year	$13,301	$20,317	$3,863
Additions to capitalized well costs pending determination of proved reserves	4,364	15,870	21,387
Reclassifications to proved properties	(8,583)	(6,593)	(4,933)
Capitalized exploratory well costs charged to expense	(3,076)	(16,293)	—
Balance, end of year	$6,006	$13,301	$20,317

The ending balance in capitalized exploratory well costs includes the costs of six wells primarily in two prospects that were capitalized for periods greater than one year at December 31, 2015.  We have capitalized $3.0 million and $2.2 million of exploratory well costs covering periods greater than one year at December 31, 2015 and 2014.

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

We utilize the modified Black-Scholes and the Turnbull Wakeman option pricing models to estimate the fair values of oil and natural gas derivative contracts. Inputs to these models include observable inputs from the New York Mercantile Exchange (NYMEX) and other exchanges for futures contracts, and inputs derived from NYMEX observable inputs, such as implied volatility of oil and natural gas prices. We have classified the fair values of all our oil, natural gas, and natural gas liquids derivative contracts as Level 2.

Our senior notes are carried at historical cost, net of unamortized discount; we estimate the fair value of the senior notes for disclosure purposes (see Note 2). This estimation is based on the most recent trading values of the notes at or near the reporting date, a Level 1 classification.

Oil and natural gas properties are subject to impairment testing and potential impairment write down as described in Note 2. Oil and natural gas properties with a carrying amount of $499.6 million were written down to their fair value of $322.8 million, resulting in an impairment charge of $176.8 million for the year ended December 31, 2015. Oil and natural gas properties with a carrying amount of $148.4 million were written down to their fair value of $73.5 million, resulting in an impairment charge of $74.9 million for the year ended December 31, 2014. Oil and natural gas properties with a carrying amount of $237.2 million were written down to their fair value of $94.0 million, resulting in an impairment charge of $143.2 million for the year ended December 31, 2013. The impairment analysis is based on the estimated discounted future cash flows for those properties. Significant Level 3 assumptions used in the calculation of estimated discounted cash flows included our estimate of future oil and natural gas prices, production costs, development expenditures, estimated quantities and timing of production of proved reserves, appropriate risk-adjusted discount rates, and other relevant data.

In connection with the Stone acquisition in 2013, we recorded oil and natural gas properties with a fair value of $47.2 million.  Significant Level 3 inputs used were the same as those used in determining impairments based on estimated discounted cash flows for the acquired properties.

New additions to asset retirement obligations result from estimations for new properties, and fair values for them are categorized as Level 3. Such estimations are based on present value techniques which utilize company-specific information for such inputs as cost and timing of plug and abandonment of wells and facilities. We recorded a total of $2.0 million in additions to asset retirement obligations measured at fair value for the year ended December 31, 2015.  We recorded a total of $4.1 million in additions to asset retirement obligations measured at fair value for the year ended December 31, 2014.

The following table presents information about our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

	Level 1	Level 2	Level 3	Total

	(in thousands)
At December 31, 2015:
Financial Assets:
Derivative contracts for oil and natural gas	—	$166,106	—	$166,106
Financial Liabilities:
Derivative contracts for oil and natural gas	—	$61,840	—	$61,840
At December 31, 2014:
Financial Assets:
Derivative contracts for oil and natural gas	—	$140,652	—	$140,652
Financial Liabilities:
Derivative contracts for oil and natural gas	—	$53,578	—	$53,578

The amounts above are presented on a gross basis; presentation on our consolidated balance sheets utilizes netting of assets and liabilities with the same counterparty where master netting agreements are in place.

For additional information on derivative contracts, see Note 6.

NOTE 6 — DERIVATIVE FINANCIAL INSTRUMENTS

We account for our derivative contracts under the provisions of ASC 815, “Derivatives and Hedging.” We have entered into forward-swap contracts and collar contracts to reduce our exposure to price risk in the spot market for oil, natural gas, and natural gas liquids. From time to time we also utilize financial basis swap contracts, which address the price differential between market-wide benchmark prices and other benchmark pricing referenced in certain of our crude oil, natural gas, and natural gas liquids sales contracts. Substantially all of our hedging agreements are executed by affiliates of the lenders under our credit facility described in Note 9 below, and are collateralized by the security interests of the respective affiliated lenders in certain of our assets under the credit facility. The contracts settle monthly and are scheduled to coincide with oil production equivalent to barrels (Bbl) per month, gas production equivalent to volumes in millions of British thermal units (MMBtu) per month, and natural gas liquids production to volumes in gallons (Gal) per month.  The contracts represent agreements between us and the counter-parties to exchange cash based on a designated price, or in the case of financial basis hedging contracts, based on a designated price differential between various benchmark prices. Cash settlement occurs monthly. No derivative contracts have been entered into for trading purposes.

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

The following table summarizes the fair value (see Note 5 for further discussion of fair value) and classification of our derivative instruments, none of which have been designated as hedging instruments under ASC 815:

			Net Fair
	Gross	Gross amounts	Value of Assets
December 31, 2015	Fair Value	offset against assets	presented in
Balance sheet location	of Assets	in the Balance Sheet	the Balance Sheet

	(in thousands)
Derivative financial instruments, current assets	$86,000	$(23,369)	$62,631
Derivative financial instruments, long-term assets	80,106	(38,471)	41,635
Total	$166,106	$(61,840)	$104,266

			Net Fair
	Gross	Gross amounts	Value of Liabilities
December 31, 2015	Fair Value	offset against liabilities	presented in
Balance sheet location	of Liabilities	in the Balance Sheet	the Balance Sheet

	(in thousands)
Derivative financial instruments, current liabilities	$23,369	$(23,369)	$—
Derivative financial instruments, long-term liabilities	38,471	(38,471)	—
Total	$61,840	$(61,840)	$—

			Net Fair
	Gross	Gross amounts	Value of Assets
December 31, 2014	Fair Value	offset against assets	presented in
Balance sheet location	of Assets	in the Balance Sheet	the Balance Sheet

	(in thousands)
Derivative financial instruments, current assets	$91,341	$(31,538)	$59,803
Derivative financial instruments, long-term assets	55,325	(28,054)	27,271
Total	$146,666	$(59,592)	$87,074

			Net Fair
	Gross	Gross amounts	Value of Liabilities
December 31, 2014	Fair Value	offset against liabilities	presented in
Balance sheet location	of Liabilities	in the Balance Sheet	the Balance Sheet

	(in thousands)
Derivative financial instruments, current liabilities	$31,538	$(31,538)	$—
Derivative financial instruments, long-term liabilities	28,054	(28,054)	—
Total	$59,592	$(59,592)	$—

The following table summarizes the effect of our derivative instruments in the consolidated statements of operations:

Derivatives not
designated as hedging	Location of	Year Ended December 31,
instruments under ASC 815	Gain (Loss)	2015	2014	2013

		(in thousands)
Oil commodity contracts	Gain (loss) on derivative contracts	$113,295	$82,510	$(17,715)

Natural gas commodity contracts	Gain on derivative contracts	10,712	14,049	565

Natural gas liquids commodity contracts	Gain on derivative contracts	134	—	—
Total gains (losses) from
derivatives not designated as hedges		$124,141	$96,559	$(17,150)

Other receivables includes $17.5 million and $8.0 million of derivative positions settled, but not yet received as of December 31, 2015 and 2014, respectively.

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

We had the following open derivative contracts for crude oil at December 31, 2015:

OIL DERIVATIVE CONTRACTS

	Volume	Weighted	Range
Period and Type of Contract	in Bbls	Average	High	Low
2016
Price Swap Contracts	2,532,300	$64.16	$94.92	$53.00
Collar Contracts
Short Call Options	739,100	99.69	130.00	75.00
Long Put Options	603,800	63.71	95.00	40.55
Short Put Options	420,800	72.81	75.00	65.00
2017
Collar Contracts
Short Call Options	1,960,150	85.02	113.83	62.50
Long Put Options	1,412,650	72.27	90.00	60.00
Short Put Options	1,412,650	54.63	70.00	45.00
2018
Collar Contracts
Short Call Options	1,183,000	80.51	104.65	72.00
Long Put Options	1,183,000	67.05	80.00	62.50
Short Put Options	1,183,000	48.90	60.00	45.00
2019
Collar Contracts
Short Call Options	821,250	75.17	75.70	74.50
Long Put Options	821,250	62.50	62.50	62.50
Short Put Options	821,250	45.00	45.00	45.00

We had the following open derivative contracts for natural gas at December 31, 2015:

NATURAL GAS DERIVATIVE CONTRACTS

	Volume in	Weighted	Range
Period and Type of Contract	MMBtu	Average	High	Low
2016
Price Swap Contracts	7,320,000	$3.05	$3.17	$2.95
Collar Contracts
Short Call Options	1,510,000	2.40	2.40	2.40
Long Put Options	1,510,000	2.25	2.25	2.25
2017
Collar Contracts
Short Call Options	6,570,000	5.00	5.00	4.98
Long Put Options	6,570,000	4.50	4.50	4.50
Short Put Options	6,570,000	4.00	4.00	4.00
2018
Collar Contracts
Short Call Options	5,475,000	5.50	5.53	5.48
Long Put Options	5,475,000	4.50	4.50	4.50
Short Put Options	5,475,000	4.00	4.00	4.00

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

We had the following open derivative contracts for natural gas liquids at December 31, 2015:

NATURAL GAS LIQUIDS DERIVATIVE CONTRACTS

	Volume	Weighted	Range
Period and Type of Contract	in Gal	Average	High	Low
2016
Price Swap Contracts	3,843,000	$0.44	$0.44	$0.44

We had the following open financial basis swap contracts for natural gas at December 31, 2015:

BASIS SWAP DERIVATIVE CONTRACTS

						Weighted
						Average Spread
Volume in MMBtu	Reference Price 1 (1)	Reference Price 2 (1)	Period			($ per MMBtu)
4,125,000	NYMEX Henry Hub	Tex/OKL Panhandle Eastern Pipeline	Apr ’16	—	Dec ’16	$0.27
1,350,000	NYMEX Henry Hub	Tex/OKL Panhandle Eastern Pipeline	Jan ’17	—	Mar ’17	0.25

(1)    The spread in these trades limits the differential of the settlement quotation prices for Tex/OKL Panhandle Eastern Pipeline (PEPL) inside FERC (IFERC) over NYMEX Henry Hub.

NOTE 7 — ASSET RETIREMENT OBLIGATIONS

A summary of the changes in our asset retirement obligations is included in the table below:

	Year Ended December 31,
	2015	2014	2013

	(in thousands)
Balance, beginning of year	$62,872	$56,023	$48,593
Liabilities incurred	1,988	1,129	1,052
Liabilities assumed with acquired producing properties	—	3,002	5,480
Liabilities settled	(1,794)	(3,942)	(1,548)
Liabilities transferred in sales of properties	(3,149)	(1,886)	(606)
Revisions to estimates	(773)	6,348	919
Accretion expense	2,076	2,198	2,133
Balance, end of year	61,220	62,872	56,023
Less: Current portion	729	1,136	3,844
Long term portion	$60,491	$61,736	$52,179

The total revisions included $1.5 million related to reductions to property, plant and equipment for the year ended December 31, 2015.  Total revisions included $2.9 million and $0.4 million related to additions to property, plant and equipment for the years ended December 31,  2014, and 2013, respectively.

NOTE 8 — RELATED PARTY TRANSACTIONS

We have notes payable to our founder which bear interest at 10% with a balance of $25.7 million and $24.5 million at December 31, 2015 and 2014, respectively. See further information at Note 9.

Michael E. Ellis, our founder, Chief Operating Officer, and Chairman of the Board, received zero, $516,500, and $17,500 of capital distributions from us during the years ended December 31, 2015, 2014 and 2013, respectively.

David Murrell, our Vice President, Land and Business Development, is the principal of David Murrell & Associates, which provides land consulting services to us. The primary employee of David Murrell & Associates is his spouse, Brigid Murrell. Services are provided at a pre-negotiated hourly rate based on actual time employed by us. Total expenditures under this arrangement for the years ended December 31, 2015, 2014 and 2013 were approximately $133,000,  $150,000 and $175,000. The contract may be terminated by either party without penalty upon 30 days’ notice.

David McClure, our Vice President, Facilities and Midstream, and the son-in-law of our CEO, Harlan H. Chappelle, received total compensation of $275,000,  $450,000 and $390,000 for the years ended December 31, 2015, 2014 and 2013. Additionally, his position provides him with the use of a company vehicle, similar to our other engineers whose duties include field oversight.

David Pepper, one of our Landmen, and the cousin of our Vice President, Land and Business Development, David Murrell, received total compensation of $146,000,  $260,000 and $125,000 for the years ended December 31, 2015, 2014 and 2013. Additionally, his position provides him with the use of a company vehicle, similar to our other engineers whose duties include field oversight.

On December 31, 2014, we sold our interests in a partially constructed pipeline and gas processing plant at cost to an affiliate of our Class B partner, High Mesa, Inc. (“High Mesa”). We recorded $25.5 million in other receivable and $8.5 million in long term note receivable, while recording no gain or loss on the sale at December 31, 2014.  On January 2, 2015, the receivable of $25.5 million was paid. The $8.5 million note receivable, dated December 31, 2014, bears interest at 8% per annum, interest payable only in quarterly installments beginning January 1, 2015, and matures on December 31, 2019.  Immediately after the consummation of the transaction, the $8.5 million promissory note was transferred from Northwest Gas Processing, LLC (“NWGP”) to High Mesa Services, LLC, a subsidiary of High Mesa.  The Company believes the note to be fully collectible and accordingly has not recorded a reserve.  Interest income on the notes receivable from our affiliate amounted to $0.7 million during year ended December 31, 2015.  Such amounts have been added to the balance of the notes receivable.

On December 31, 2015, we repurchased land originally sold to NWGP at cost of $0.7 million.  The receivables due from affiliate balance of $1.0 million as of December 31, 2015 includes the cost of repurchasing the land from NWGP.

During the year ended December 31, 2015, High Mesa, our Class B partner contributed $20 million to us.  For additional information, see Note 15- Partners’ Capital Deficit.

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

NOTE 9 — LONG TERM DEBT

Long-term debt consists of the following:

	December 31,	December 31,
	2015	2014

	(in thousands)
Credit Facility	$152,000	$319,520
Senior Secured Term Loan	125,000	—
Senior Notes	448,598	448,088
Unamortized deferred financing costs	(7,823)	(6,466)
Total long-term debt	$717,775	$761,142
Notes payable to founder	$25,748	$24,540

Credit Facility. As of December 31, 2015, the Company had $152 million outstanding with $148 million of available borrowing capacity under the Sixth Amended and Restated Credit Agreement (as amended, the “credit facility”) with Wells Fargo Bank, National Association, as Administrative Agent, and a syndicate of banks.  On June 2, 2015, we entered into an Agreement and Amendment No. 11 (the “Eleventh Amendment”) to the credit facility.  The Eleventh Amendment, among other things, (i) redetermined and decreased the borrowing base from $375 million to $300 million, and (ii) extended the maturity date of the credit facility to October 13, 2017 from May 23, 2016.  The principal amount is payable at maturity.  On September 30, 2015, we entered into an Agreement and Amendment No. 12 (the “Twelfth Amendment”) to amend the credit facility to permit the Eagle Ford divesture as described in Note 3 and to release AME as a guarantor from the credit facility.  As a result of the Eagle Ford divestiture, the borrowing base decreased from $300 million to $255 million.  Net proceeds from the Eagle Ford divestiture were used to pay down the credit facility.  The credit facility borrowing base is redetermined semi-annually on or about May 1 and November 1 of each year.  In November 2015, the lenders under the credit facility approved an increase in the borrowing base from $255 million to $300 million as part of the semi-annual redetermination.  The credit facility is secured by substantially all of our oil and natural gas properties and is based on our proved reserves and the value attributed to those reserves. The credit facility bears interest at LIBOR plus applicable margins between 2.00% and 2.75% or a “Reference Rate,” which is based on the prime rate of Wells Fargo Bank, N. A., plus a margin ranging from 1.00% to 1.75%, depending on the utilization of our borrowing base. The weighted average rate on outstanding borrowings was 2.87% as of December 31, 2015 and 2.89% as of December 31, 2014.  The letters of credit outstanding as of December 31, 2015 and 2014 were $65,000 and $0.9 million, respectively.

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

As of December 31, 2015, we were in compliance with all covenants.  The borrowing base is subject to scheduled semiannual and other elective collateral borrowing base redeterminations based on the value of our oil and natural gas reserves as determined by the lenders under our credit facility, and other factors deemed relevant by our lenders. Recent declines in prices for oil and natural gas may cause our banks to reduce the borrowing base under our revolving credit facility when it is next redetermined.

Subsequent to year end, on February 3, 2016, we entered into an Agreement and Amendment No. 13 to the credit facility (the “Thirteenth Amendment”). The Thirteenth Amendment, among other things: (a) permits us to enter into exchanges of outstanding senior notes for  a third lien term loan, (b) permits us to draw the remaining borrowing base availability under the credit facility into a controlled account with such funds not being treated as debt for the purposes of leverage ratio compliance so long as they remain in the controlled account, (c) permits us to dispose of oil and natural gas properties pursuant to the joint development agreement with BCE(as defined and further discussed in Note 16), (d) requires that twice a month we transfer available cash in excess of $25 million to the controlled account, and (e) increases the maximum leverage ratio for the fiscal quarters ending June 30, 2016 and September 30, 2016 from 4.00 to 1.00 to 4.50 to 1.00.

Senior Secured Term Loan.  On June 2, 2015, we entered into a second lien Senior Secured Term Loan Agreement (the “Term Loan Facility”) with Morgan Stanley Energy Capital Inc., as administrative agent, and the lenders party thereto, pursuant to which we borrowed $125 million.  The Term Loan Facility includes an accordion feature which allows us to borrow up to an additional $50 million of additional term loans under the Term Loan Facility within one year following the closing, subject to certain conditions.  The net proceeds of approximately $121 million from the Term Loan Facility, after payment of transaction-related fees and expenses, were used to pay down outstanding amounts under our existing credit facility.  The Term Loan Facility matures on April 15, 2018. The principal amount is payable at maturity.

Borrowings under the Term Loan Facility bear interest at adjusted LIBOR plus 8%. The covenants in the Term Loan Facility require, among other things, maintenance of certain ratios, measured on a quarterly basis, as follows: (i) current assets to current liabilities of at least 1.0 to 1.0, (ii) debt to EBITDAX of no more than 4.5 to 1.0, (iii) PV-9 of total proved reserves to total secured debt of at least 1.5 to 1.0, and (iv) EBITDAX to interest expense of at least 2.5 to 1.0.  PV-9 is calculated using four year NYMEX strip pricing adjusted for differentials.  Obligations under the Term Loan Facility are guaranteed by certain of the Company’s subsidiaries and affiliates and are secured by second priority liens on substantially all of our subsidiaries assets that serve as collateral under the credit facility.  As of December 31, 2015, we were in compliance with all covenants of the Term Loan Facility.

We have the option to prepay all or a portion of the Term Loan Facility at any time. The Term Loan Facility is subject to mandatory prepayments of 75% of the net cash proceeds from asset sales, subject to a limited right to reinvest proceeds in capital expenditures, or an initial public offering. Such prepayments are subject to a premium of between 3% declining to 1% prior to the maturity date, and, if made prior to the first anniversary of the closing date, are also subject to a “make whole” premium to ensure that the lenders receive the total amount of interest that would have been paid from the date of prepayment to such first anniversary.

Subsequent to year end, on February 3, 2016, we entered into the first amendment to the Term Loan Facility (the “First Amendment”). The First Amendment: (a) permits us to enter into exchanges of outstanding senior notes for third lien term loan, (b) allows us to dispose of oil and natural gas properties pursuant to the joint development agreement with BCE(as defined and further discussed in Note 16), (c) requires that twice a month we transfer available cash in excess of $25 million to a controlled account, with such funds in the controlled account to not be treated as debt for the purposes of leverage ratio compliance so long as they remain in the controlled account, and (d) increases the maximum leverage ratio for the fiscal quarters ending June 30, 2016 and September 30, 2016 from 4.50 to 1.00 to 5.00 to 1.00.

Senior Notes. We have $450 million in outstanding registered senior notes due October 15, 2018 that carry a stated interest rate of 9.625% and an effective interest rate of 9.7825%.  Interest is payable semi-annually each April 15th and October 15th.    The senior notes are unsecured and are general obligations of the Company, and effectively rank junior to any of our existing or future secured indebtedness, which includes the credit facility and the Term Loan Facility. The senior notes are unconditionally guaranteed on a senior unsecured basis by each of our material subsidiaries. The balance is presented net of unamortized discount of $1.4 million and $1.9 million at December 31, 2015 and December 31, 2014, respectively.

The senior notes contain an optional redemption provision available beginning October 15, 2015 allowing us to retire the principal outstanding, in whole or in part, at 102.406%.  Additional optional redemption provisions allow for retirement at 100.0% beginning on October 15, 2016, respectively.

Under the terms of the indenture for the senior notes, if we experience certain specific change of control events, unless the Issuers have previously or concurrently exercised their right to redeem all of the senior notes under the optional redemption provision, such holder has the right to require us to purchase such holder’s senior notes at 101% of the principal amount plus accrued and unpaid interest to the date of purchase.

Notes Payable to Founder. We have notes payable to our founder which bear simple interest at 10% with a balance of $25.7 million and $24.5 million at December 31, 2015 and December 31, 2014, respectively. The maturity date was extended on March 25, 2014, from December 31, 2018 to December 31, 2021.  Interest and principal are payable at maturity. Our founder may convert the notes into shares of our Class B partner’s, High Mesa, common stock upon certain conditions in the event of an initial public offering.

These founder notes are unsecured and are subordinate to all debt.  In connection with the March 25, 2014 recapitalization of our Class B partner described in Note 15, the founder notes were amended and restated to subordinate them to the paid in kind notes of our Class B partner.  The founder notes were also subordinated to the rights of the holders of Class B units to receive distributions under our amended partnership agreement and subordinated to the rights of the holders of Series B Preferred Stock to receive payments.

Interest on the notes payable to our founder amounted to $1.2 million during each of the years ended December 31, 2015, 2014, and 2013. Such amounts have been added to the balance of the founder notes.

Deferred financing costs. As of December 31, 2015, the Company had $9.0 million of deferred financing costs related to the credit facility, Term Loan Facility and senior notes, which are being amortized over the respective terms of the related debt instrument. Deferred financing costs of $7.8 million related to the Term Loan Facility and senior notes are included in long-term debt on the consolidated balance sheet as of December 31, 2015 in accordance with ASU 2015-03, which we adopted in the fourth quarter of 2015 (see Note 2 — Summary of Significant Accounting Policies). Deferred financing costs of $1.2 million related to the credit facility are included in deferred financing costs, net on the consolidated balance sheets at December 31, 2015. Amortization of deferred financing costs recorded for the years ended December 31, 2015, 2014 and 2013 was $3.4 million, $2.9 million and $2.8 million, respectively. These costs are included in interest expense on the consolidated statement of operations.

Future maturities of long-term debt, including the notes payable to our founder and excluding unamortized discount, at December 31, 2015 are as follows (in thousands):

Year ending December 31,
2016	$—
2017	152,000
2018	575,000
2019	—
2020	—
Thereafter	25,748
$752,748

The credit facility, Term Loan Facility and senior notes also contain restrictive covenants that limit our ability to, among other things, incur or guarantee additional debt, make distributions (except distributions equal to the amount of income tax liabilities), repay subordinated debt prior to its maturity, grant additional liens on our assets, enter into transactions with our affiliates, enter into hedging transactions with non-lender hedge counterparties, repurchase equity securities, make certain investments or acquisitions of substantially all or a portion of another entity’s business assets, and merge with another entity of dispose of any material assets.

The credit facility, Term Loan Facility and senior notes contain customary events of default.  If an event of default occurs and is continuing, the holders of such indebtedness may elect to declare all the funds borrowed to be immediately due and payable with accrued and unpaid interest.  Borrowings under other debt instruments that contain cross-acceleration or cross-default provisions may also be accelerated and become due and payable.

At December 31, 2015, we were in compliance with the covenants of our loan agreements.

NOTE 10 — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following provides the detail of accounts payable and accrued liabilities:

	December 31,	December 31,
	2015	2014

	(in thousands)
Capital expenditures	$10,780	$32,990
Revenues and royalties payable	5,082	7,302
Operating expenses/taxes	19,336	20,716
Interest	9,919	9,136
Compensation	5,434	10,586
Derivatives settlement payable	11,149	2,344
Other	1,201	261
Total accrued liabilities	62,901	83,335
Accounts payable	21,101	34,225
Accounts payable and accrued liabilities	$84,002	$117,560

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

Environmental claims:  Various landowners have sued the Company and/or our wholly owned subsidiaries, in lawsuits concerning several fields in which we have or historically had operations. The lawsuits seek injunctive relief and other relief, including unspecified amounts in both actual and punitive damages for alleged breaches of mineral leases and alleged failure to restore the plaintiffs’ lands from alleged contamination and otherwise from our oil and natural gas operations. We are unable to express an opinion with respect to the likelihood of an unfavorable outcome of the various environmental claims or to estimate the amount or range of potential loss should the outcome be unfavorable. Therefore, we have not provided any amount for these claims in our consolidated financial statements at December 31, 2015.

Due to the nature of our business, some contamination of the real estate property owned or leased by us is possible. Environmental site assessments of the property would be necessary to adequately determine remediation costs, if any.  Management has established a liability for groundwater contamination in Florida of $1.3 million at December 31, 2015 and $1.1 million at December 31, 2014, based on our undiscounted engineering estimates. The obligations are included in other long-term liabilities in the accompanying consolidated balance sheets.

Title/lease disputes: Title and lease disputes may arise in the normal course of our operations. These disputes have historically been small but could result in an increase or decrease in reserves and/or other forms of settlement, such as cash, once a final resolution to the title dispute is made.

Performance appreciation rights:  In the third quarter of 2014, we adopted the Alta Mesa Holdings, LP Amended and Restated Performance Appreciation Rights Plan (the “Plan”), effective September 24, 2014. The Plan is intended to provide incentive compensation to key employees and consultants who make significant contributions to the Company.  Under the Plan, participants are granted Performance Appreciation Rights (“PARs”) with a stipulated initial designated value (“SIDV”).  The PARs vest over time (as specified in each grant, typically five years) and entitle the owner to receive a cash amount equal to the increase, if any, between the initial stipulated value and the designated value of the PAR on the payment valuation date.  The payment valuation date is the earlier of a liquidity event (as defined in the Plan, but generally intended to be either a recapitalization or an initial public offering of

Company equity) or as selected by the participant, but no earlier than five years from the end of the year of the grant.  Both the initial stipulated value and the designated payment value of the PAR are determined by the Plan’s administrative committee, composed of members of our board of directors.  In the case of a liquidity event, the designated value of all PARs is to be based on the net sale proceeds (as defined in the Plan) from the liquidity event.  After any payment valuation date, regardless of payment or none, vested PARs expire. During 2015, we granted zero PARs and terminated 30,000 PARs with a SIDV of $40, resulting in 241,500 PARS issued at a weighted average value of $32.34.  Subsequent to year end, 360,000 PARs were issued with a SIDV of $40 and 3,500 PARs with a SIDV of $40 were terminated, resulting in 598,000 PARs issued at a weighted average value of $36.91.  We are unable to express an opinion with respect to the likelihood of a qualifying liquidity event which would result in any payment under the Plan or to estimate any amount which may become payable under the Plan.  We consider the possibility of payment at a fixed determination date absent a positive liquidity event to be remote.  Therefore, we have not provided any amount for this contingent liability in our consolidated financial statements at December 31, 2015 and 2014.

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

Commitments

Office and Equipment Leases: We lease office space, as well as certain field equipment such as compressors, under long-term operating lease agreements. The lease for our main office will expire in 2022. Any initial rent-free months are amortized over the life of the lease. Equipment leases are generally for four years or less. Rent expense, including office space and compressors, for the years ended December 31, 2015, 2014, and 2013 amounted to approximately $4.8 million, $5.7 million, and $5.3 million, respectively.

At December 31, 2015, future base rentals for non-cancelable operating leases are as follows (in thousands):

Year Ending December 31,
2016	$4,130
2017	2,899
2018	1,574
2019	1,580
2020	1,593
Thereafter	2,827
$14,603

Additionally, at December 31, 2015, the Company had posted bonds in the aggregate amount of $24.4 million, primarily to cover future abandonment costs.

NOTE 12 — MAJOR CUSTOMERS

We sell our oil and natural gas primarily under a contract with AEM. We are a part owner of AEM with an ownership interest of less than 10%.  AEM purchases our oil and natural gas and sells it under short-term contracts generally with month-to-month pricing based on published regional indices, with differentials for transportation, location, and quality taken into account. AEM remits monthly proceeds of its sales to us, and receives a 1% marketing fee. Sales to AEM commenced in June 2013. The agreement will terminate in 2018, with additional provisions for extensions beyond five years, and for early termination beginning in January 2015. During the second half of 2013 and throughout 2014 and 2015, we sold the majority of our production from operated fields to AEM. Production from non-operated fields, the most significant of which were our Eagleville oil field in South Texas and our Hilltop natural gas field in East Texas prior to their sale, was marketed on our behalf by the operators of those properties. Production from the Eagleville field was sold by Murphy Oil Corporation (“Murphy”), the operator of that property. Production from the Hilltop field was sold primarily by EnCana Oil & Gas (USA), Inc. (“EnCana”), the operator of a substantial portion of the wells in that field.

For the year ended December 31, 2015, revenues from AEM were $178.2 million, or 73.9% of total revenue excluding hedging activities.  Based on revenues excluding hedging activities, no other major customer accounted for 10% or more of revenues.  For the year ended December 31, 2014, revenues from AEM were $220.9 million, or 51.1% of total revenue excluding hedging activities. Based on revenues excluding hedging activities, one other major customer, Murphy accounted for 10% or more of revenues, with revenues excluding hedging activities of $61.2 million. For the year ended December 31, 2013, revenues from AEM were $61.3 million, or 16% of total revenue excluding hedging activities. Based on revenues excluding hedging activities,  three other major customers accounted for 10% or more of those revenues individually, with contributions of $119.3 million (Murphy), $53.9 million (Shell Trading (US) Company), and $42.0 million (Plains Marketing and Transportation, Inc.)  We believe that the loss of any of our significant direct or indirect customers, or of AEM, would not have a material adverse effect on us because alternative purchasers are readily available.

NOTE 13 — 401(k) SAVINGS PLAN

Employees of Alta Mesa Services and Petro Operating Company, LP (“POC”) may participate in a 401(k) savings plan, whereby the employees may elect to make contributions pursuant to a salary reduction agreement. Alta Mesa Services and POC make a matching contribution equal to 50% of an employee’s salary deferral contribution up to a maximum of 8% of an employee’s salary. Matching contributions to the plan were approximately $710,000,  $683,000, and $585,000 for the years ended December 31, 2015, 2014, and 2013, respectively.

NOTE 14 — SIGNIFICANT RISKS AND UNCERTAINTIES

Our business makes us vulnerable to changes in wellhead prices of oil and natural gas. Historically, world-wide oil and natural gas prices and markets have been volatile, and may continue to be volatile in the future. In particular, the prices of oil and natural gas were highly volatile in 2014 and 2015 and have declined dramatically since the second half of 2014.  Continued depressed oil and natural gas prices, further price declines or any other unfavorable market conditions could have a material adverse effect on our financial condition and on the carrying value of our proved oil and natural gas reserves.  Sustained low oil or natural gas prices may require us to further write down the value of our oil and natural gas properties and/or revise our development plans, which may cause certain of our undeveloped well locations to no longer be deemed proved. As a result of the depressed commodity prices and in order to preserve our liquidity, we have reduced our budgeted capital expenditures for 2016. This could cause a reduction in the borrowing base under our credit facility to the extent that we are not able to replace the reserves that we produce. Low prices may also reduce our cash available for distribution, acquisitions and for servicing our indebtedness.    We mitigate some of this vulnerability by entering into oil and natural gas price derivative contracts. See Note 6.

NOTE 15 — PARTNERS’ CAPITAL (DEFICIT)

Our partnership agreement provides for two classes of limited partners.  Class A partners include our founder and other parties.  Our sole Class B partner is High Mesa.

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

During 2015, our partnership agreement was amended and restated, pursuant to which our Class B partner contributed $20 million to us, which we used to pay down amounts owed under the credit facility.

For the year ended December 31, 2015, we made distributions of approximately $3.8 million to our Class B partner.

NOTE 16 — SUBSEQUENT EVENTS

Drillco Contract

On January 13, 2016, our wholly owned subsidiary Oklahoma Energy Acquisitions, LP (“Oklahoma Energy”) entered into a joint development agreement (the “Joint Development Agreement”) with BCE-STACK Development LLC (the “BCE”), to fund drilling operations in Kingfisher County, Oklahoma. The drilling program initially calls for the development of forty identified well locations, which will be developed in two tranches of twenty wells each. The parties may also mutually agree to additional tranches on the same terms as the initial tranches.

Under the Joint Development Agreement, BCE has committed to fund 100% of Oklahoma Energy’s working interest share of drilling and development costs for each well in which BCE elects to participate (each, a “Joint Well”), provided that to the extent that the total cost of drilling the wells in any tranche exceeds $64 million, Oklahoma Energy will be responsible for its and BCE’s working interest share of the drilling costs in such tranche exceeding such limit. We do not anticipate any such costs to be material. In exchange for the payment of drilling and completion costs, BCE will receive 80% of Oklahoma Energy’s working interest in each Joint Well, which interest will be reduced to 20% of Oklahoma Energy’s initial working interest upon BCE’s achieving a 15% internal rate of return in a tranche, and further reduced to 7.5% of Oklahoma Energy’s initial interest upon BCE’s achieving a 25% internal rate of return. Upon the achievement of these return thresholds, the interest BCE relinquishes will be automatically assigned back to Oklahoma Energy. Following the completion of each Joint Well, BCE and Oklahoma Energy will bear their proportionate working interest share of all subsequent costs and expenses related to such Joint Well.

On March 8, 2016, the parties further agreed to add a third tranche of investment that will allow for the drilling of an additional 20 wells, representing an additional investment of up to $64 million. The terms and conditions are the same as those of the first two tranches.

Drawdown under Credit Facility

On March 16, 2016, we borrowed $141.9 million under the credit facility, which represented the remaining undrawn amount that was available under the credit facility.  As required by the terms of the credit facility, the borrowings were deposited into an account controlled by the Administrative Agent.  Such funds will not be treated as debt for the purposes of leverage ratio compliance so long as they remain in the controlled account.  These funds are intended to be used for general corporate purposes.

Following the funding of this borrowing, the aggregate principal amount of borrowings under the credit facility was $300.0 million, including $6.1 million of outstanding letters of credit, with no remaining availability. These new borrowings bear interest at 3.25%.

NOTE 17 — SUBSIDIARY GUARANTORS

All of our material wholly-owned subsidiaries are guarantors under the terms of our senior notes, Term Loan Facility and our credit facility.

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

NOTE 18 — SUPPLEMENTAL QUARTERLY INFORMATION (Unaudited)

Results of operations by quarter for the year ended December 31, 2015 were:

	Quarter Ended
2015	March 31	June 30	Sept 30	Dec 31

	(in thousands)
Revenues	$60,542	$71,755	$61,344	$48,325
Income (loss) from operations (1)(2)	(95,077)	(23,881)	110,069	(60,592)
Net income (loss)	$(109,211)	$(39,509)	$93,079	$(76,152)

(1)	Includes $66.4 million gain on sale of asset during the quarter ended September 30, 2015.
(2)	Includes $73.1 million, $8.9 million, and $90.5 million of impairment expense during the quarters ended March 31, 2015, September 30, 2015, and December 31, 2015, respectively.

Results of operations by quarter for the year ended December 31, 2014 were:

	Quarter Ended
2014	March 31	June 30	Sept 30	Dec 31

	(in thousands)
Revenues	$103,432	$115,590	$125,644	$87,462
Income (loss) from operations (3)(4)	71,461	(25,186)	73,025	35,873
Net income (loss)	$56,893	$(38,812)	$59,326	$21,793
(3)	Includes $73.1 million and $18.3 million gain on sale of asset during the quarters ended March 31, 2014 and September 30, 2014, respectively.
(4)	Includes $18.3 million, and $8.7 million of impairment expense during the quarters ended June 30, 2014 and September 30, 2014, respectively.

NOTE 19 — SUPPLEMENTAL OIL AND NATURAL GAS DISCLOSURES (Unaudited)

The unaudited reserve and other information presented below is provided as supplemental information in accordance with the provisions of ASC Topic 932-235.

Oil and natural gas producing activities are conducted onshore within the continental United States and all of our proved reserves are located within the United States.

Estimated Quantities of Proved Reserves

The following table sets forth our net proved reserves as of December 31, 2015, 2014, and 2013, and the changes therein during the years then ended. Proved oil and natural gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made.

	Oil	Gas	NGL's	BOE

	(MBbls)	(MMcf)	(MBbls)	(MBbls)

Total Proved Reserves:
Balance at December 31, 2012	20,620	152,489	5,695	51,731
Production	(2,897)	(16,664)	(398)	(6,072)
Purchases in place	1,462	1,265	—	1,673
Discoveries and extensions	14,541	29,012	1,969	21,345
Sales of reserves in place	(13)	(10,912)	—	(1,832)
Revisions of previous quantity estimates and other	(1,196)	(22,925)	(1,531)	(6,549)
Balance at December 31, 2013	32,517	132,265	5,735	60,296
Production	(3,770)	(14,449)	(537)	(6,715)
Purchases in place	610	327	—	665
Discoveries and extensions	13,281	28,822	4,119	22,204
Sales of reserves in place	(6,298)	(35,857)	(949)	(13,223)
Revisions of previous quantity estimates and other	(4,996)	(7,960)	20	(6,304)
Balance at December 31, 2014	31,344	103,148	8,388	56,923
Production	(4,203)	(11,900)	(678)	(6,865)
Discoveries and extensions	12,981	58,129	7,763	30,432
Sales of reserves in place	(6,544)	(8,250)	(748)	(8,667)
Revisions of previous quantity estimates and other	564	14,296	3,712	6,660
Balance at December 31, 2015	34,142	155,423	18,437	78,483

Proved Developed Reserves:
Balance at December 31, 2013	16,335	92,640	3,138	34,913
Balance at December 31, 2014	15,182	63,334	4,028	29,765
Balance at December 31, 2015	14,942	71,752	6,958	33,859
Proved Undeveloped Reserves:
Balance at December 31, 2013	16,182	39,625	2,597	25,383
Balance at December 31, 2014	16,162	39,814	4,360	27,158
Balance at December 31, 2015	19,200	83,671	11,479	44,624

Capitalized Costs Relating to Oil and Natural Gas Producing Activities

	December 31,
	2015	2014

	(in thousands)
Capitalized costs:
Proved properties	$1,345,482	$1,417,785
Unproved properties	127,551	84,620
Total	1,473,033	1,502,405
Accumulated depreciation, depletion, amortization and impairment	(947,091)	(816,229)
Net capitalized costs	$525,942	$686,176

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

	Year Ended December 31,
	2015	2014	2013

	(in thousands)
Costs incurred during the year:
Property acquisition costs
Unproved (1)	$74,475	$33,787	$34,884
Proved (2)	2,899	7,462	35,954
Exploration	34,275	59,201	55,300
Development (3)	146,299	341,594	242,912
	$257,948	$442,044	$369,050

(1)	Property acquisition costs in unproved properties in 2015 include the undeveloped leasehold portion of the Kingfisher acquisition of $46.6 million.
(2)	Property acquisition costs in the proved properties in 2013 include primarily the proved portion of the Stone acquisition of $30.6 million.
(3)	Includes asset retirement additions (revisions) of ($0.3) million, $4.5 million, and $1.4 million for the years ended December 31, 2015, 2014, and 2013, respectively.

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

Future cash inflows as of December 31, 2015 and 2014 were calculated using an un-weighted arithmetic average of oil and natural gas prices in effect on the first day of each month in the respective year, except where prices are defined by contractual arrangements. Operating costs, production and ad valorem taxes and future development costs are based on current costs with no escalation.

Actual future prices and costs may be materially higher or lower. Actual future net revenues also will be affected by factors such as actual production, supply and demand for oil and natural gas, curtailments or increases in consumption by natural gas purchasers, changes in governmental regulations or taxation and the impact of inflation on costs.

The following table sets forth the components of the standardized measure of discounted future net cash flows for the years ended December 31, 2015, 2014, and 2013:

	Year Ended December 31,
	2015	2014	2013

	(in thousands)
Future cash flows	$2,395,128	$3,737,412	$3,959,938
Future production costs	(860,600)	(991,149)	(1,146,123)
Future development costs	(403,953)	(450,659)	(474,191)
Future taxes on income	—	—	—
Future net cash flows	1,130,575	2,295,604	2,339,624
Discount to present value at 10 percent per annum	(500,979)	(877,558)	(933,350)
Standardized measure of discounted future net cash flows	$629,596	$1,418,046	$1,406,274
Base price for crude oil, per Bbl, in the above computation was:	$50.28	$94.99	$96.78
Base price for natural gas, per Mcf, in the above computation was:	$2.58	$4.35	$3.67

No consideration was given to the Company’s hedged transactions.

Changes in Standardized Measure of Discounted Future Net Cash Flows

The following table sets forth the changes in standardized measure of discounted future net cash flows:

	Year Ended December 31,
	2015	2014	2013

	(in thousands)
Balance at beginning of year	$1,418,046	$1,406,274	$914,421
Sales of oil and natural gas, net of production costs	(147,906)	(320,130)	(263,952)
Changes in sales and transfer prices, net of production costs	(823,073)	(153,770)	69,609
Revisions of previous quantity estimates	53,101	(477,377)	(150,634)
Purchases of reserves-in-place	—	21,633	93,877
Sales of reserves-in-place	(244,251)	(107,414)	(11,193)
Current year discoveries and extensions	260,078	701,820	621,832
Changes in estimated future development costs	4,376	2,591	11,623
Development costs incurred during the year	42,420	161,357	75,973
Accretion of discount	141,805	140,627	91,442
Net change in income taxes	—	—	—
Change in production rate (timing) and other	(75,000)	42,435	(46,724)
Net change	(788,450)	11,772	491,853
Balance at end of year	$629,596	$1,418,046	$1,406,274