Form 10-Q
period 2016-06-30
Alta Mesa Holdings, LP
filed 2016-08-11
CIK 1518403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

ALTA MESA HOLDINGS, LP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2016	2015

	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,447	$8,869
Short-term restricted cash	122,040	105
Accounts receivable, net of allowance of $909 and $1,402, respectively	34,038	27,111
Other receivables	4,149	18,526
Receivables due from affiliate	2,668	1,053
Prepaid expenses and other current assets	6,918	4,774
Derivative financial instruments	3,802	62,631
Total current assets	183,062	123,069
PROPERTY AND EQUIPMENT
Oil and natural gas properties, successful efforts method, net	556,722	525,942
Other property and equipment, net	9,980	11,097
Total property and equipment, net	566,702	537,039
OTHER ASSETS
Investment in LLC — cost	9,000	9,000
Deferred financing costs, net	1,566	1,199
Notes receivable due from affiliate	9,591	9,213
Advances to operators	955	37
Deposits and other long-term assets	2,004	1,333
Derivative financial instruments	17,330	41,635
Total other assets	40,446	62,417
TOTAL ASSETS	$790,210	$722,525
LIABILITIES AND PARTNERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$91,635	$84,002
Asset retirement obligations	—	729
Derivative financial instruments	8,632	—
Total current liabilities	100,267	84,731
LONG-TERM LIABILITIES
Asset retirement obligations, net of current portion	58,814	60,491
Long-term debt, net	861,498	717,775
Notes payable to founder	26,348	25,748
Derivative financial instruments	1,702	—
Other long-term liabilities	13,024	10,829
Total long-term liabilities	961,386	814,843
TOTAL LIABILITIES	1,061,653	899,574
Commitments and Contingencies (Note 9)
PARTNERS' DEFICIT	(271,443)	(177,049)
TOTAL LIABILITIES AND PARTNERS' DEFICIT	$790,210	$722,525

The accompanying notes are an integral part of these consolidated financial statements.

ALTA MESA HOLDINGS, LP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

	(in thousands)
OPERATING REVENUES AND OTHER
Oil	$43,843	$60,212	$75,087	$109,644
Natural gas	5,796	8,181	10,487	16,422
Natural gas liquids	4,010	3,141	6,115	5,817
Other revenues	174	221	301	414
Total operating revenues	53,823	71,755	91,990	132,297
Gain on sale of assets	1,083	25	3,731	159
Gain (loss) on derivative contracts	(38,293)	(15,160)	(27,478)	11,599
Total operating revenues and other	16,613	56,620	68,243	144,055
OPERATING EXPENSES
Lease and plant operating expense	14,924	15,494	33,464	33,888
Production and ad valorem taxes	2,731	4,264	5,126	8,537
Workover expense	1,118	(67)	2,515	3,255
Exploration expense	3,428	5,833	6,714	30,341
Depreciation, depletion, and amortization expense	22,931	38,247	44,424	78,972
Impairment expense	11,555	4,311	13,319	77,361
Accretion expense	536	456	1,075	1,000
General and administrative expense	12,076	11,963	22,259	29,659
Total operating expenses	69,299	80,501	128,896	263,013
LOSS FROM OPERATIONS	(52,686)	(23,881)	(60,653)	(118,958)
OTHER INCOME (EXPENSE)
Interest expense	(17,672)	(15,306)	(34,067)	(29,615)
Interest income	227	254	433	429
Total other income (expense)	(17,445)	(15,052)	(33,634)	(29,186)
LOSS BEFORE STATE INCOME TAXES	(70,131)	(38,933)	(94,287)	(148,144)
Provision for state income taxes	106	576	107	576
NET LOSS	$(70,237)	$(39,509)	$(94,394)	$(148,720)

The accompanying notes are an integral part of these consolidated financial statements.

ALTA MESA HOLDINGS, LP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(94,394)	$(148,720)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, depletion, and amortization expense	44,424	78,972
Impairment expense	13,319	77,361
Accretion expense	1,075	1,000
Amortization of deferred financing costs	1,965	1,513
Amortization of debt discount	255	255
Dry hole expense	215	18,994
Expired leases	2,435	517
(Gain) loss on derivative contracts	27,478	(11,599)
Settlements of derivative contracts	65,991	58,456
Interest converted into debt	600	599
Interest on notes receivable	(378)	(347)
(Gain) on sale of assets	(3,731)	(159)
Changes in assets and liabilities:
Restricted cash	(121,935)	—
Accounts receivable	(6,927)	6,442
Other receivables	14,377	2,450
Receivables due from affiliate	(1,615)	(2,838)
Prepaid expenses and other non-current assets	(3,951)	(9,784)
Settlement of asset retirement obligation	(741)	(1,275)
Accounts payable, accrued liabilities, and other long-term liabilities	14,619	10,598
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(46,919)	82,435
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property and equipment	(94,997)	(141,806)
Proceeds from sale of property	1,358	25,500
Investment in restricted cash related to property divestiture	—	24,588
NET CASH USED IN INVESTING ACTIVITIES	(93,639)	(91,718)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	141,935	185,500
Repayments of long-term debt	—	(160,934)
Additions to deferred financing costs	(799)	(4,293)
Capital distributions	—	(3,810)
NET CASH PROVIDED BY FINANCING ACTIVITIES	141,136	16,463
NET INCREASE IN CASH AND CASH EQUIVALENTS	578	7,180
CASH AND CASH EQUIVALENTS, beginning of period	8,869	1,349
CASH AND CASH EQUIVALENTS, end of period	$9,447	$8,529
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$31,071	$26,435
Cash paid during the period for state taxes	$422	$750
Change in asset retirement obligations	$577	$110
Change in accruals or liabilities for capital expenditures	$(4,869)	$(32,115)

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company has provided a discussion of significant accounting policies in Note 2 in its Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Annual Report”).  As of June 30, 2016, the Company’s significant accounting policies are consistent with those discussed in Note 2 in the 2015 Annual Report.

Principles of Consolidation and Reporting

The consolidated financial statements reflect our accounts after elimination of all significant intercompany transactions and balances. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual consolidated financial statements for the year ended December 31, 2015, which were filed with the Securities and Exchange Commission in our 2015 Annual Report.

The consolidated financial statements included herein as of June 30, 2016, and for the three and six months ended June 30, 2016 and 2015, are unaudited, and in the opinion of management, the information furnished reflects all material adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of consolidated financial position and of the results of operations for the interim periods presented. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Certain reclassifications of prior period consolidated financial statements have been made to conform to current reporting practices. The consolidated results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers. The update provides guidance concerning the recognition and measurement of revenue from contracts with customers. Its objective is to increase the usefulness of information in the financial statements regarding the nature, timing and uncertainty of revenues. ASU No. 2014-09 is effective for annual and interim periods beginning after December 15, 2016. The standard is required to be adopted using either the full retrospective approach, with all prior periods presented adjusted, or the modified retrospective approach, with a cumulative adjustment to retained earnings on the opening balance sheet. In August 2015, the FASB issued ASU No. 2015-14, Deferral of the Effective Date. ASU 2015-14 defers the effective date of the new revenue standard by one year, making it effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.

Additionally, in March 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations on such matters. In April 2016, the FASB issued ASU No. 2016-10, Identifying Performance Obligations and Licensing, which clarifies guidance related to identifying performance obligations and licensing implementation guidance contained in the new revenue recognition standard. In May 2016, the FASB issued ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, which amends certain issues in ASU 2014-09 on transition, collectability, non-cash consideration, and the presentation of sales taxes and other similar taxes collected from customers. We are currently evaluating the impact of adopting this standard on our consolidated financial statements, and whether to use the full retrospective approach or the modified retrospective approach.

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

3.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following (unaudited):

	June 30,	December 31,
	2016	2015

	(in thousands)
OIL AND NATURAL GAS PROPERTIES
Unproved properties	$154,996	$127,551
Accumulated impairment of unproved properties	(2,099)	(2,684)
Unproved properties, net	152,897	124,867
Proved oil and natural gas properties	1,371,896	1,345,482
Accumulated depreciation, depletion, amortization and impairment	(968,071)	(944,407)
Proved oil and natural gas properties, net	403,825	401,075
TOTAL OIL AND NATURAL GAS PROPERTIES, net	556,722	525,942
LAND	3,869	3,868
OTHER PROPERTY AND EQUIPMENT
Office furniture and equipment, vehicles	19,144	18,794
Accumulated depreciation	(13,033)	(11,565)
OTHER PROPERTY AND EQUIPMENT, net	6,111	7,229
TOTAL PROPERTY AND EQUIPMENT, net	$566,702	$537,039

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

Our senior notes are carried at historical cost, net of amortized discount; we estimate the fair value of the senior notes for disclosure purposes. We have estimated the fair value of our $450 million senior notes payable to be $380.3 million at June 30, 2016.  This estimation is based on the most recent trading values of the senior notes at or near the reporting dates, which is a Level 1 determination. See Note 7 for information on long-term debt.

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

Oil and natural gas properties are subject to impairment testing and potential impairment write down. Oil and natural gas properties with a carrying amount of $27.5 million were written down to their fair value of $14.2 million, resulting in an impairment charge of $13.3 million for the six months ended June 30, 2016.  For the six months ended June 30, 2015, oil and natural gas properties with a carrying amount of $280.2 million were written down to their fair value of $202.8 million, resulting in an impairment charge of $77.4 million. Oil and natural gas properties with a carrying amount of $24.2 million were written down to their fair value of $12.6 million, resulting in an impairment charge of $11.6 million for the three months ended June 30, 2016.  For the three months ended June 30, 2015, oil and natural gas properties with a carrying amount of $8.2 million were written down to their fair value of $3.9 million, resulting in an impairment charge of $4.3 million.    Significant Level 3 assumptions used in the calculation of estimated discounted cash flows in the impairment analysis included our estimate of future oil and natural gas prices, production costs, development expenditures, estimated timing of production of proved reserves, appropriate risk-adjusted discount rates, and other relevant data.

New additions to asset retirement obligations result from estimations for new properties, and fair values for them are categorized as Level 3. Such estimations are based on present value techniques that utilize company-specific information for such inputs as cost and timing of plugging and abandonment of wells and facilities. We recorded $0.6 million and $0.7 million in additions to asset retirement obligations measured at fair value during the six months ended June 30, 2016 and 2015, respectively.

The following table presents information about our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (unaudited):

	Level 1	Level 2	Level 3	Total

	(in thousands)
At June 30, 2016:
Financial Assets:
Commodity derivative contracts	—	$58,763	—	$58,763
Financial Liabilities:
Commodity derivative contracts	—	$47,965	—	$47,965
At December 31, 2015:
Financial Assets:
Commodity derivative contracts	—	$166,106	—	$166,106
Financial Liabilities:
Commodity derivative contracts	—	$61,840	—	$61,840

The amounts above are presented on a gross basis; presentation on our consolidated balance sheets utilizes netting of assets and liabilities with the same counterparty where master netting agreements are in place. For additional information on derivative contracts, see Note 5.

5. DERIVATIVE FINANCIAL INSTRUMENTS

We account for our derivative contracts under the provisions of ASC 815, “Derivatives and Hedging.” We have entered into forward-swap contracts and collar contracts to reduce our exposure to price risk in the spot market for oil, natural gas and natural gas liquids. From time to time, we also utilize financial basis swap contracts, which address the price differential between market-wide benchmark prices and other benchmark pricing referenced in certain of our oil, natural gas and natural gas liquids sales contracts. Substantially all of our hedging agreements are executed by affiliates of our lenders under the credit facility described in Note 7, and are collateralized by the security interests of the respective affiliated lenders in certain of our assets under the credit facility. The contracts settle monthly and are scheduled to coincide with oil production equivalent to barrels (Bbl) per month, gas production equivalent to volumes in millions of British thermal units (MMBtu) per month, and natural gas liquids production to volumes in gallons (Gal) per month. The contracts represent agreements between us and the counterparties to exchange cash based on a designated price, or in the case of financial basis hedging contracts, based on a designated price differential between various benchmark prices. Cash settlement occurs monthly. No derivative contracts have been entered into for trading or speculative purposes.

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

The following table summarizes the fair value (see Note 4 for further discussion of fair value) and classification of our derivative instruments, none of which have been designated as hedging instruments under ASC 815:

Fair Values of Derivative Contracts (unaudited):

	June 30, 2016
			Net Fair
	Gross	Gross amounts	Value of Assets
	Fair Value	offset against assets	presented in
Balance sheet location	of Assets	in the Balance Sheet	the Balance Sheet

	(in thousands)
Derivative financial instruments, current assets	$14,109	$(10,307)	$3,802
Derivative financial instruments, long-term assets	44,654	(27,324)	17,330
Total	$58,763	$(37,631)	$21,132

			Net Fair
	Gross	Gross amounts	Value of Liabilities
	Fair Value	offset against liabilities	presented in
Balance sheet location	of Liabilities	in the Balance Sheet	the Balance Sheet

	(in thousands)
Derivative financial instruments, current liabilities	$18,939	$(10,307)	$8,632
Derivative financial instruments, long-term liabilities	29,026	(27,324)	1,702
Total	$47,965	$(37,631)	$10,334

	December 31, 2015
			Net Fair
	Gross	Gross amounts	Value of Assets
	Fair Value	offset against assets	presented in
Balance sheet location	of Assets	in the Balance Sheet	the Balance Sheet

	(in thousands)
Derivative financial instruments, current assets	$86,000	$(23,369)	$62,631
Derivative financial instruments, long-term assets	80,106	(38,471)	41,635
Total	$166,106	$(61,840)	$104,266

			Net Fair
	Gross	Gross amounts	Value of Liabilities
	Fair Value	offset against liabilities	presented in
Balance sheet location	of Liabilities	in the Balance Sheet	the Balance Sheet

	(in thousands)
Derivative financial instruments, current liabilities	$23,369	$(23,369)	$—
Derivative financial instruments, long-term liabilities	38,471	(38,471)	—
Total	$61,840	$(61,840)	$—

The following table summarizes the effect of our derivative instruments in the consolidated statements of operations (unaudited):

Derivatives not	Three Months Ended		Six Months Ended
designated as hedging	June 30,		June 30,
instruments under ASC 815	2016	2015	2016	2015

	(in thousands)
Oil commodity contracts	$(31,517)	$(14,545)	$(23,371)	$6,196

Natural gas commodity contracts	(6,584)	(615)	(3,770)	5,403

Natural gas liquids commodity contracts	(192)	—	(337)	—
Total gain (loss) on derivative contracts	$(38,293)	$(15,160)	$(27,478)	$11,599

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

We had the following open derivative contracts for crude oil at June 30, 2016 (unaudited):

OIL DERIVATIVE CONTRACTS

	Volume	Weighted	Range
Period and Type of Contract	in Bbls	Average	High	Low
2016
Price Swap Contracts	525,500	$52.93	$63.90	$49.00
Collar Contracts
Short Call Options	842,500	47.61	75.00	46.00
Long Put Options	952,900	44.82	75.00	38.00
Short Put Options	110,400	75.00	75.00	75.00
2017
Price Swap Contracts	1,460,000	46.93	48.43	45.00
Collar Contracts
Short Call Options	2,054,850	69.38	104.65	60.00
Long Put Options	1,543,350	57.17	80.00	50.00
Short Put Options	1,507,350	42.77	60.00	35.00
2018
Collar Contracts
Short Call Options	1,183,000	80.51	104.65	72.00
Long Put Options	1,183,000	67.05	80.00	62.50
Short Put Options	1,183,000	48.90	60.00	45.00
2019
Collar Contracts
Short Call Options	821,250	75.17	75.70	74.50
Long Put Options	821,250	62.50	62.50	62.50
Short Put Options	821,250	45.00	45.00	45.00

We had the following open derivative contracts for natural gas at June 30, 2016 (unaudited):

NATURAL GAS DERIVATIVE CONTRACTS

	Volume in	Weighted	Range
Period and Type of Contract	MMBtu	Average	High	Low
2016
Price Swap Contracts	5,458,500	$2.88	$3.17	$2.36
2017
Price Swap Contracts	450,000	2.47	2.47	2.47
Collar Contracts
Short Call Options	7,470,000	3.64	3.94	3.56
Long Put Options	6,570,000	3.00	3.00	3.00
Long Call Options	450,000	3.25	3.25	3.25
Short Put Options	6,570,000	2.50	2.50	2.50
2018
Collar Contracts
Short Call Options	5,475,000	5.50	5.53	5.48
Long Put Options	5,475,000	4.50	4.50	4.50
Short Put Options	5,475,000	4.00	4.00	4.00

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

We had the following open derivative contracts for natural gas liquids at June 30, 2016 (unaudited):

NATURAL GAS LIQUIDS DERIVATIVE CONTRACTS

	Volume	Weighted	Range
Period and Type of Contract	in Gal	Average	High	Low
2016
Price Swap Contracts	1,932,000	$0.44	$0.44	$0.44

We had the following open financial basis swaps for natural gas at June 30, 2016 (unaudited):

BASIS SWAP DERIVATIVE CONTRACTS

						Weighted
						Average Spread
Volume in MMBtu (1)	Reference Price 1	Reference Price 2	Period			($ per MMBtu)
4,442,500	TEX/OKL Mainline (PEPL)	NYMEX Henry Hub	Jul '16	—	Dec '16	$(0.24)
4,147,500	TEX/OKL Mainline (PEPL)	NYMEX Henry Hub	Jan '17	—	Dec '17	(0.22)
225,000	TEX/OKL Mainline (PEPL)	NYMEX Henry Hub	Jan '18	—	Mar '18	(0.12)

(1)	Represents short swaps that fix the basis differentials between Tex/OKL Panhandle Eastern Pipeline (“PEPL”) INSIDE FERC (“IFERC”) and NYMEX Henry Hub.

6. ASSET RETIREMENT OBLIGATIONS

A summary of the changes in asset retirement obligations is included in the table below (unaudited):

Six
Months Ended
June 30, 2016
(in thousands)
Balance, beginning of year	$61,220
Liabilities incurred	577
Liabilities settled	(741)
Liabilities transferred in sales of properties	(3,031)
Revisions to estimates	(286)
Accretion expense	1,075
Balance, June 30, 2016	58,814
Less: Current portion	—
Long-term portion	$58,814

7. LONG-TERM DEBT, NET AND NOTES PAYABLE TO FOUNDER

Long-term debt, net and notes payable to founder consists of the following (unaudited):

	June 30,	December 31,
	2016	2015

	(in thousands)
Credit Facility	$293,935	$152,000
Senior Secured Term Loan	125,000	125,000
Senior Notes, net of discount	448,853	448,598
Unamortized deferred financing costs	(6,290)	(7,823)
Total long-term debt, net	$861,498	$717,775
Notes payable to founder	$26,348	$25,748

Credit Facility.    On February 3, 2016, we entered into an Agreement and Amendment No. 13 (the “Thirteenth Amendment”) to the senior secured revolving credit facility (“credit facility”) with Wells Fargo Bank, National Association, as administrative agent, and the lenders signatory thereto. The Thirteenth Amendment, among other things: (a) permits us to enter into exchanges of outstanding senior notes for a third lien term loan, (b) permits us to draw the remaining borrowing base availability under the credit facility into a controlled account with such funds not being treated as debt for the purposes of leverage ratio compliance so long as they remain in the controlled account, (c) permits us to dispose of oil and natural gas properties pursuant to the joint development agreement with BCE-STACK Development LLC (“BCE”), (d) requires that twice a month we transfer available cash in excess of $25 million to the controlled account, and (e) increases the maximum leverage ratio for the fiscal quarters ending June 30, 2016 and September 30, 2016 from 4.00 to 1.00 to 4.50 to 1.00.    On June 16, 2016, we entered into an Agreement and Amendment No. 14 (the “Fourteenth Amendment”) to the credit facility which, among other things: (a) reaffirmed borrowing base at $300 million until the next scheduled redetermination,  and (b) increased the applicable margins to be applied based on the utilization of the borrowing base.  On March 16, 2016, we borrowed $141.9 million under the credit facility, which represented the remaining undrawn amount that was available under the credit facility.  As required by the terms of the credit facility, the borrowings were deposited into an account controlled by the administrative agent and is recorded on our consolidated balance sheet under “Short-term restricted cash.”  As of June 30, 2016, we have approximately $121.9 million remaining in the controlled account.  Such funds will not be treated as debt for the purposes of leverage ratio compliance so long as they remain in the controlled account. These funds are available to be used for general corporate purposes.

The credit facility is secured by substantially all of our oil and natural gas properties and is based on our proved reserves and the value attributed to those reserves.  The borrowing base is currently $300 million and the principal amount is payable on the maturity date of October 13, 2017.  The credit facility borrowing base is redetermined semi-annually in May and November.    The credit facility bears interest at LIBOR plus applicable margins between 2.50% and 3.50% or a “Reference Rate,” which is based on the prime rate of Wells Fargo Bank, N. A., plus a margin ranging from 1.50% to 2.50%, depending on the utilization of our borrowing base. The weighted average rate on outstanding borrowings was 4.06% as of June 30, 2016 and 2.87% as of December 31, 2015.  The letters of credit outstanding as of June 30, 2016 were approximately $6.1 million.

The credit facility contains customary covenants including, among others, defined financial covenants, including minimum working capital levels (the ratio of current assets plus the unused borrowing base, to current liabilities, excluding assets and liabilities related to derivative contracts) of 1.0 to 1.0, minimum coverage of interest expense of 3.0 to 1.0, and maximum leverage of 4.5 to 1.0, which will decrease to 4.0 to 1.0 for the quarter ended December 31, 2016.  The interest coverage and leverage ratios refer to the ratio of earnings before interest, taxes, depreciation, depletion, amortization, and exploration expense (“EBITDAX”, as defined more specifically in the credit agreement) to interest expense and to total debt (as defined), respectively. Financial ratios are calculated quarterly using EBITDAX for the most recent twelve months.

As of June 30, 2016, we were in compliance with all financial covenants of the credit facility. The borrowing base is subject to scheduled semi-annual and other elective collateral borrowing base redeterminations based on the value of our oil and natural gas reserves as determined by the lenders under our credit facility, and other factors deemed relevant by our lenders. Recent declines in prices for oil and natural gas may cause our banks to reduce the borrowing base under our credit facility when it is next redetermined.

Senior Secured Term Loan.  On June 2, 2015, we entered into a second lien senior secured term loan agreement (the “Term Loan Facility”) with Morgan Stanley Energy Capital Inc., as administrative agent, and the lenders party thereto, pursuant to which we borrowed $125 million.  The net proceeds of approximately $121 million from the Term Loan Facility, after payment of transaction-related fees and expenses, were used to pay down outstanding amounts under our existing credit facility.  The Term Loan Facility matures on April 15, 2018. The principal amount is payable at maturity. On February 3, 2016, we entered into the first amendment to the Term Loan Facility (the “First Amendment”). The First Amendment: (a) permits us to enter into exchanges of outstanding senior notes for  a third lien term loan, (b) allows us to dispose of oil and natural gas properties pursuant to the joint development agreement with BCE, (c) requires that twice a month we transfer available cash in excess of $25 million to a controlled account, with such funds in the controlled account to not be treated as debt for the purposes of leverage ratio compliance so long as they remain in the controlled account, and (d) increases the maximum leverage ratio for the fiscal quarters ending June 30, 2016 and September 30, 2016 from 4.5 to 1.0 to 5.0 to 1.0.

Borrowings under the Term Loan Facility bear interest at adjusted LIBOR plus 8.00%. The covenants in the Term Loan Facility require, among other things, maintenance of certain ratios, measured on a quarterly basis, as follows: (i) current assets to current liabilities of at least 1.0 to 1.0, (ii) debt to EBITDAX of no more than 5.0 to 1.0 (decreasing to 4.5 to 1.0 for the quarter ended December 31, 2016), (iii) PV-9 of total proved reserves to total secured debt of at least 1.5 to 1.0, and (iv) EBITDAX to interest expense of at least 2.5 to 1.0.  Obligations under the Term Loan Facility are guaranteed by certain of the Company’s subsidiaries and affiliates and are secured by second priority liens on substantially all of our subsidiaries assets that serve as collateral under the credit facility.    As of June 30, 2016, we were in compliance with all financial covenants of the Term Loan Facility.

We have the option to prepay all or a portion of the Term Loan Facility at any time. The Term Loan Facility is subject to mandatory prepayments of 75% of the net cash proceeds from asset sales, subject to a limited right to reinvest proceeds in capital expenditures, or an initial public offering. Such prepayments are subject to a premium of between 3% declining to 1% prior to the maturity date.    No such prepayment has occurred as of June 30, 2016.

Senior Notes. We have $450 million in outstanding registered senior notes due October 15, 2018 that carry a stated interest rate of 9.625% and an effective rate of 9.7825% at June 30, 2016.    Interest is payable semi-annually each April 15th and October 15th.  The senior notes are unsecured and are general obligations, and effectively rank junior to any of our existing or future secured indebtedness, which includes the credit facility and the Term Loan Facility. The senior notes are unconditionally guaranteed on a senior unsecured basis by each of our material subsidiaries. The balance is presented net of unamortized discount of $1.1 million and $1.4 million at June 30, 2016 and December 31, 2015, respectively.

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

Notes Payable to Founder. We have notes payable to our founder (“Founder Notes”) that bear simple interest at 10% with a balance of $26.3 million and $25.7 million at June 30, 2016 and December 31, 2015, respectively.  The maturity date was extended on March 25, 2014 from December 31, 2018 to December 31, 2021.  Interest and principal are payable at maturity. Our founder may convert the notes into shares of common stock of our Class B partner, High Mesa, Inc. (“High Mesa”), upon certain conditions in the event of an initial public offering.

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

Interest on the Founder Notes amounted to $0.6 million for each of the six months ended June 30, 2016 and 2015 and $0.3 million for each of the three months ended June 30, 2016 and 2015. Such amounts have been added to the balance of the Founder Notes.

Deferred financing costs. As of June 30, 2016, the Company had $7.9 million of deferred financing costs related to the credit facility, Term Loan Facility and senior notes, which are being amortized over the respective terms of the related debt instrument. Deferred financing costs of $6.3 million related to the Term Loan Facility and senior notes are netted with long-term debt on the consolidated balance sheet as of June 30, 2016 in accordance with ASU No. 2015-03, which we adopted in the fourth quarter of 2015.  Deferred financing costs of $1.6 million and $1.2 million related to the credit facility are included in deferred financing costs, net on the consolidated balance sheets at June 30, 2016 and December 31, 2015, respectively. Amortization of deferred financing costs recorded for the six months ended June 30, 2016 and 2015 was $2.0 million and $1.5 million, respectively. Amortization of deferred financing costs recorded for the three months ended June 30, 2016 and 2015 was $1.0 million and $0.8 million, respectively.  These costs are included in interest expense on the consolidated statements of operations.

8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following provides the details of accounts payable and accrued liabilities (unaudited):

	June 30,	December 31,
	2016	2015

	(in thousands)
Capital expenditures	$7,878	$10,780
Revenues and royalties payable	5,065	5,082
Operating expenses/taxes	38,781	19,336
Interest	10,099	9,919
Compensation	5,464	5,434
Derivative settlement payable	5,331	11,149
Other	580	1,201
Total accrued liabilities	73,198	62,901
Accounts payable	18,437	21,101
Accounts payable and accrued liabilities	$91,635	$84,002

9. COMMITMENTS AND CONTINGENCIES

Contingencies

Environmental claims: Various landowners have sued us in lawsuits concerning several fields in which we have or historically had operations.  The lawsuits seek injunctive relief and other relief, including unspecified amounts in both actual and punitive damages for alleged breaches of mineral leases and alleged failure to restore the plaintiffs’ lands from alleged contamination and otherwise from our oil and natural gas operations. We are unable to express an opinion with respect to the likelihood of an unfavorable outcome of the various environmental claims or to estimate the amount or range of potential loss should the outcome be unfavorable. Therefore, we have not provided any material amounts for these claims in our consolidated financial statements at June 30, 2016.

Due to the nature of our business, some contamination of the real estate property owned or leased by us is possible. Environmental site assessments of the property would be necessary to adequately determine remediation costs, if any.  We have accrued a liability for soil contamination in Florida of $1.2 million and $1.3 million at June 30, 2016 and December 31, 2015, respectively, based on our undiscounted engineering estimates. The obligations are included in other long-term liabilities in the accompanying consolidated balance sheets.

Title/lease disputes: Title and lease disputes may arise in the normal course of our operations. These disputes are usually small but could result in an increase or decrease in reserves and/or other forms of settlement, such as cash, once a final resolution to the title dispute is made.

Litigation:  On April 13, 2005, Henry Sarpy and several other plaintiffs (collectively, “Plaintiffs”) filed a petition against Exxon, Extex, the Meridian Resource Company (“TMRC,” our wholly-owned subsidiary), and the State of Louisiana for contamination of their land in the New Sarpy and/or Good Hope Field in St. Charles Parish.  Plaintiffs claim they are owners of land upon which oil field waste pits containing dangerous and contaminating substances are located.  Plaintiffs alleged that they discovered in May 2004 that their property is contaminated with oil field wastes greater than represented by Exxon.  The property was originally owned by Exxon and was sold to TMRC.  TMRC subsequently sold the property to Extex. We have been defending this ongoing case and investigating the scope of the Plaintiffs’ alleged damage.  On April 14, 2015, TMRC entered into a Memorandum of Understanding with Exxon to settle the claims in this ongoing matter.  On July 10, 2015, the settlement and comprised agreements were finalized and signed by the Plaintiffs and Exxon.  On July 28, 2015, the State of Louisiana issued a letter of no objection to the settlement.  As of June 30, 2016, we have accrued approximately $4.0 million ($0.8 million in current liabilities and $3.2 million in other long-term liabilities) as the outcome of the litigation was deemed probable and estimable.    The settlement requires payment over the term of six years.

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

Performance appreciation rights:    In the third quarter of 2014, we adopted the Alta Mesa Holdings, LP Amended and Restated Performance Appreciation Rights Plan (the “Plan”), effective September 24, 2014.  The Plan is intended to provide incentive compensation to key employees and consultants who make significant contributions to the Company.  Under the Plan, participants are granted performance appreciation rights (“PARs”) with a stipulated initial designated value (“SIDV”).  The PARs vest over time (as specified in each grant, typically five years) and entitle the owner to receive a cash amount equal to the increase, if any, between the SIDV and the designated value of the PAR on the payment valuation date.  The payment valuation date is the earlier of a liquidity event (as defined in the Plan, but generally intended to be either a recapitalization or an initial public offering of Company equity) or as selected by the participant, but no earlier than five years from the end of the year of the grant.  Both the initial designated value and the designated payment value of the PAR are determined by the Plan’s administrative committee, composed of members of our board of directors. In the case of a liquidity event, the designated value of all PARs is to be based on the net sale proceeds (as defined in the Plan) from the liquidity event.  After any payment valuation date, regardless of payment or none, vested PARs expire. During the first six months of 2016,  we granted 360,000 new PARs with a SIDV of $40 and terminated 23,500 PARs with a SIDV of $40, resulting in 578,000 PARs issued at a weighted average of $36.80 as of June 30, 2016. We are unable to express an opinion with respect to the likelihood of a qualifying liquidity event which would result in any payment under the Plan or to estimate any amount which may become payable under the Plan. We consider the possibility of payment at a fixed determination date absent a positive liquidity event to be remote.  Therefore, we have not provided any amount for this contingent liability in our consolidated financial statements at June 30, 2016 or December 31, 2015.

10. SIGNIFICANT RISKS AND UNCERTAINTIES

Our business makes us vulnerable to changes in wellhead prices of crude oil and natural gas. Historically, world-wide oil and natural gas prices and markets have been volatile, and may continue to be volatile in the future. In particular, the prices of oil and natural gas were highly volatile during the years 2014 and 2015 and have declined dramatically since the second half of 2014 and remain depressed as of June 30, 2016.  Continued depressed oil and natural gas prices, further price declines or any other unfavorable market conditions could have a material adverse effect on our financial condition and on the carrying value of our proved oil and natural gas reserves.  Sustained low oil or natural gas prices may require us to further write down the value of our oil and natural gas properties and/or revise our development plans, which may cause certain of our undeveloped well locations to no longer be deemed proved. As a result of the depressed commodity prices and in order to preserve our liquidity, we have reduced our budgeted capital expenditures for 2016 from 2015 levels.   This could cause a reduction in the borrowing base under our credit facility to the extent that we are not able to replace the reserves that we produce.  Low prices may also reduce our cash available for distribution, acquisitions and for servicing our indebtedness.  We mitigate some of this vulnerability by entering into oil, natural gas and natural gas liquids price derivative contracts.  See Note 5.

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

Distribution and Income Allocation: In connection with the recapitalization of High Mesa on March 25, 2014, our partnership agreement was amended and restated to provide, among other things, that all distributions under the partnership agreement shall first be made to holders of Class B Units, until certain provisions are met.  After such provisions are met, distributions shall then be made to holders of Class A and Class B Units pursuant to the distribution formulas set forth in the amended partnership agreement.

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

In order to mitigate the impact of changes in oil, natural gas and natural gas liquids prices on our cash flows, we are a party to hedging and other price protection contracts, and we intend to enter into such transactions in the future to reduce the effect of low oil, natural gas and natural gas liquids prices on our cash flows.

Substantially all of our oil and natural gas activities are conducted jointly with others and, accordingly, the amounts presented reflect our proportionate interest in such activities. Inflation has not had a material impact on our results of operations and is not expected to have a material impact on the results of our operations in the future.

Outlook, Market Conditions and Commodity Prices

Our revenue, profitability and future growth depend on many factors, particularly the prices of oil, natural gas and natural gas liquids, which are beyond our control.  The relatively low level of natural gas prices prompted our shift in emphasis to oil and natural gas liquids over the past several years.  Accordingly, the success of our business is significantly affected by the price of oil due to our current focus on development of oil reserves and exploration for oil.  Oil prices are subject to significant changes.  Beginning in the third quarter of 2014, the price for oil began a dramatic decline, and current prices for oil are significantly less than they have been over the last several years.  Factors affecting the oil prices include worldwide economic conditions, including the European credit markets; geopolitical activities, including developments in the Middle East, South America, and elsewhere; worldwide supply conditions; weather conditions; actions taken by the Organization of Petroleum Exporting Countries; and the value of the U.S. dollar in international currency markets.  Sustained low prices for oil, natural gas and natural gas liquids could have a material adverse effect on our financial condition, the carrying value of our oil and natural gas properties, our proved reserves, and our ability to finance operations, including the amount of our borrowing base under our credit facility.

During the last 12 month period ended June 30, 2016, NYMEX West Texas Intermediate (“NYMEX WTI”) oil prices ranged from a high of $50.93 per Bbl in July 2015 to a low of $30.62 per Bbl in February 2016.  During the second quarter of 2016, NYMEX WTI prices averaged approximately $45.59 per Bbl.  We received an average price of $43.12 per Bbl for the second quarter of 2016 before the effects of hedging.  NYMEX Henry Hub natural gas prices (“NYMEX HH”) have also been volatile and ranged from a high of $2.89 per MMBtu in August 2015 to a low of $1.71 in March 2016. We received an average price of $1.69 per Mcf for natural gas in the second quarter of 2016 before the effects of hedging. Although oil and natural gas prices have recently begun to recover from the lows experienced during the first quarter of 2016, forecasted prices for both oil and natural gas remain depressed.  The duration and magnitude of changes in oil and natural gas prices cannot be predicted.

Depressed oil, natural gas and natural gas liquids prices have impacted our earnings by necessitating impairment write-downs in some of our oil and natural gas properties, either directly by decreasing the market values of the properties, or indirectly, by lowering rates of return on oil and natural gas development projects and increasing the chance of impairment write-downs.  We recorded non-

cash impairment expenses of $13.3 million and $77.4 million for the six months ended June 30, 2016 and 2015, respectively.  In  the first six months of 2016 and 2015, write-downs were primarily due to downward revisions in proved reserves in some fields and the effects of decreased prices for oil, natural gas and natural gas liquids.  In the first six months of 2016, our impairments were primarily related to a  frontier exploration area.  In the first six months of 2015, our impairments were primarily related to Weeks Island Area and other non-core natural gas fields.  Further declines in oil and/or natural gas prices may result in additional impairment expenses.

Sustained low prices for oil, natural gas or natural gas liquids prices may require us to further write down the value of our oil and natural gas properties and/or revise our development plans, which may cause certain of our undeveloped well locations to no longer be deemed proved. It is also reasonably possible that prolonged low or further declines in commodity prices, further changes to the Company’s drilling plans in response to lower prices, or increases in drilling or operating costs could result in other additional impairments.  As a result of depressed prices and in order to preserve our liquidity, we reduced our budgeted capital expenditures for 2016 from 2015 levels.  Low prices may also reduce our cash available for distribution, acquisitions and for servicing our indebtedness.

Our derivative contracts are reported at fair value on our consolidated balance sheets and are sensitive to changes in the price of oil and natural gas. Changes in these derivative assets and liabilities are reported in our consolidated statements  of operations as gain / loss on derivative contracts, which include both the non-cash increase and decrease in the fair value of derivative contracts, as well as the effect of cash settlements of derivative contracts during the period. In the first six months of 2016, we recognized a net loss on our derivative contracts of $27.5 million, which includes $66.0 million in cash settlements received on derivative contracts. The $66.0 million in cash settlements received during the first six months of 2016 includes approximately $40.2 million from settlement of several of our oil and natural gas derivative contracts prior to contract expiry.  The objective of our hedging program is that, over time, the combination of settlement gains and losses from derivative contracts with ordinary oil and natural gas revenues will produce relative revenue stability. However, in the short term, both settlements and fair value changes in our derivative contracts can significantly impact our results of operations, and  these gains and losses will continue to reflect changes in oil and natural gas prices.

As of June 30, 2016, we have hedged approximately 69% of our forecasted production of proved developed producing reserves through 2019 at weighted average annual floor prices ranging from $2.88 per MMBtu to $4.50 per MMBtu for natural gas and $49.65 per Bbl to $67.05 per Bbl for oil.  If oil and/or natural gas prices continue to decline for an extended period of time, we may be unable to replace expiring hedge contracts or enter new contracts for additional oil and natural gas production at favorable prices.

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

Operations Update

Sooner Trend.    Our assets in the Sooner Trend of Oklahoma are large, contiguous acreage blocks with multiple productive zones at depths generally between 4,000 feet and 8,000 feet.  These assets have historically been predominantly shallow-decline, long-lived oil fields originally drilled on 80-acre vertical well spacing and waterflooded to varying degrees.  Our focus in these fields is the continued implementation of a multi-year, multi-rig program to develop several pay zones with horizontal drilling and multi-stage hydraulic fracturing of the Mississippian age Osage, Meramec, and Manning and the Pennsylvanian age Oswego, as well as the definition of similar exploitation opportunities in the Woodford Shale, Hunton Lime, and other formations.    We also maintain production in the historically principal field pay zones that have been water flooded for several decades.  We have positioned ourselves for expanded horizontal development of stacked pays, both within and contiguous with our legacy position in the Sooner Trend.  In the second quarter of 2016, we completed 18 horizontal wells in the Osage formations in the Sooner Trend.  Six of the completed wells for the second quarter of 2016 were part of our Joint Development Agreement with BCE-Stack Development LLC (“BCE”).    We had 21 horizontal wells in progress as of the end of the second quarter of 2016,  11 of which were drilled as part of our Joint Development Agreement with BCE.  Six of the 21 horizontal wells in progress as of June 30, 2016 were on production subsequent to quarter end.

As of June 30, 2016, we had four drilling rigs operating in the Sooner Trend for horizontal development.  We plan to utilize up to five drilling rigs during 2016 targeting the Mississippian age Osage, Meramec, Manning, and the Pennsylvanian age Oswego with horizontal drilling.  We will also participate in other horizontal wells as a non-operator, primarily targeting the Oswego Lime, Meramec and Osage.

Production from our Sooner Trend properties in the second quarter of 2016 was an average of approximately 12,300 BOE/Day net to our interest, 73% oil and natural gas liquids, as compared to an average of approximately 8,500 BOE/Day, 78% oil and natural gas liquids, in the second quarter of 2015.  Production from our Sooner Trend properties in the first six months of 2016 was an average of approximately 11,700 BOE/Day net to our interest, 75% oil and natural gas liquids, as compared to an average of approximately 8,100 BOE/Day, 79% oil and natural gas liquids, in the first six months of 2015.

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

Cote Blanche Island field is located near Weeks Island field in St. Mary Parish. The field is a salt dome structure and production from the Miocene sands discovered in 1948 by Texaco, three years after the discovery at Weeks Island field. The geology is similar to Weeks Island and we plan on utilizing the same geologic interpretation methods and engineering development techniques at Cote Blanche that we use at Weeks Island to increase reserves and production.

In response to declining commodity prices, we are focusing our efforts on maintaining production through more efficient lifting operations.  Production from the Weeks Island  Area in the second quarter of 2016 was approximately 3,900 BOE/Day, net to our interest, 90% oil, as compared to 4,900 BOE/Day, 83% oil, for the second quarter of 2015.  Production from the Weeks Island Areas in the first six months of 2016 was approximately 4,000 BOE/Day, net to our interest, 92% oil, as compared to 4,800 BOE/Day, 83% oil in the first six months of 2015.

Results of Operations: Three Months Ended June  30,  2016 v. Three Months Ended June  30, 2015

	Three Months Ended June 30,		Increase
	2016	2015	(Decrease)	% Change

	(in thousands, except average sales prices and
	unit costs)
Summary Operating Information:
Net Production:
Oil (MBbls)	1,017	1,053	(36)	(3)%
Natural gas (MMcf)	3,432	2,990	442	15%
Natural gas liquids (MBbls)	246	175	71	41%
Total oil equivalent (MBOE)	1,835	1,726	109	6%
Average daily oil production (MBOE per day)	20.2	19.0	1.2	6%
Average Sales Price:
Oil (per Bbl) including settlements of derivative contracts	$80.03	$62.88	$17.15	27%
Oil (per Bbl) excluding settlements of derivative contracts	43.12	57.19	(14.07)	(25)%
Natural gas (per Mcf) including settlements of derivative contracts	2.64	9.01	(6.37)	(71)%
Natural gas (per Mcf) excluding settlements of derivative contracts	1.69	2.74	(1.05)	(38)%
Natural gas liquids (per Bbl) including settlements of derivative contracts (1)	16.11	17.95	(1.84)	(10)%
Natural gas liquids (per Bbl) excluding settlements of derivative contracts (1)	16.30	17.95	(1.65)	(9)%
Combined (per BOE) including settlements of derivative contracts	51.45	55.78	(4.33)	(8)%
Hedging Activities:
Settlements of derivatives received, oil	$37,537	$5,994	$31,543	526%
Settlements of derivatives received, natural gas	3,273	18,749	(15,476)	(83)%
Settlements of derivatives (paid), natural gas liquids (1)	(47)	—	(47)	NA
Summary Financial Information
Revenues and other
Oil	$43,843	$60,212	$(16,369)	(27)%
Natural gas	5,796	8,181	(2,385)	(29)%
Natural gas liquids	4,010	3,141	869	28%
Other revenues	174	221	(47)	(21)%
Gain on sale of assets	1,083	25	1,058	4232%
Loss on derivative contracts	(38,293)	(15,160)	(23,133)	(153)%
Total Operating Revenues and Other	16,613	56,620	(40,007)	(71)%
Expenses
Lease and plant operating expense	14,924	15,494	(570)	(4)%
Production and ad valorem taxes	2,731	4,264	(1,533)	(36)%
Workover expense	1,118	(67)	1,185	1769%
Exploration expense	3,428	5,833	(2,405)	(41)%
Depreciation, depletion, and amortization expense	22,931	38,247	(15,316)	(40)%
Impairment expense	11,555	4,311	7,244	168%
Accretion expense	536	456	80	18%
General and administrative expense	12,076	11,963	113	1%
Interest expense, net	17,445	15,052	2,393	16%
Provision for state income taxes	106	576	(470)	(82)%
Net Loss	$(70,237)	$(39,509)	$(30,728)	(78)%
Average Unit Costs per BOE:
Lease and plant operating expense	$8.13	$8.98	$(0.85)	(9)%
Production and ad valorem tax expense	1.49	2.47	(0.98)	(40)%
Workover expense	0.61	(0.04)	0.65	1625%
Exploration expense	1.87	3.38	(1.51)	(45)%
Depreciation, depletion and amortization expense	12.50	22.16	(9.66)	(44)%
General and administrative expense	6.58	6.93	(0.35)	(5)%

(1)

We entered into derivative contracts for natural gas liquids in the fourth quarter of 2015.  The derivative contracts for natural gas liquids were effective beginning in 2016.  We did not previously utilize hedging for natural gas liquids.

Revenues

Oil revenues in the three months ended June 30, 2016 decreased $16.4 million, or 27%,  to $43.8 million from $60.2 million in the corresponding period in 2015. The decrease in revenue relative to the same period in 2015, was primarily attributable to a decrease in average price as well as a small decrease in production during the second quarter of 2016.   The average price of oil exclusive of derivative contract settlements decreased $14.07 per Bbl or 25% in the second quarter of 2016 compared to the second quarter of 2015, resulting in a decrease in oil revenues of approximately $14.3 million. When including the effects of derivative contract settlements, the overall price increased 27% from $62.88 per Bbl in the second quarter of 2015 to $80.03 per Bbl in the second quarter of 2016.  The overall price in the second quarter 2016 included settlements of oil derivative contracts prior to contract expiry of approximately $34.4 million.  Production decreased 36 MBbls,  resulting in a decrease of $2.1 million in oil revenues.  The difference in production is primarily due to the sale of our Eagleville field in 2015 of 122 MBbls and natural decline in production in Weeks Island Area of 49 MBbls, partially offset by an increase in production in the Sooner Trend of 135 MBbls.

Natural gas revenues in the three months ended June 30, 2016 decreased $2.4 million, or 29%, to $5.8 million from $8.2 million in the same period of 2015. The decrease in natural gas revenue was primarily attributable to a decrease in average price partially offset by an increase in production during the second quarter of 2016. The average price of natural gas exclusive of derivative contract settlements decreased $1.05 per Mcf in the second quarter of 2016, resulting in a decrease in natural gas revenues of approximately $3.6 million.  When including the effects of derivative contract settlements, the overall price decreased 71% from $9.01 per Mcf in the second quarter of 2015 to $2.64 per Mcf in the second quarter of 2016.  The overall price in the second quarter of 2016 included settlements of natural gas derivative contracts prior to contract expiry of approximately $2.4 million compared to $14.7 million of similar settlements of natural gas derivative contracts in the corresponding period in 2015.  Production increased 0.4 Bcf resulting in an increase of $1.2 million in natural gas revenues. Although we continue to have an emphasis on liquids-rich assets in our portfolio, this increase is primarily due to natural gas produced in association with oil.

Natural gas liquids revenues increased $0.9 million, or 28%, during the second quarter of 2016 to $4.0 million from $3.1 million in the same period in 2015. The increase in natural gas liquids revenue was attributable to increased production volumes during the second quarter of 2016, partially offset by a lower average price.    Production increased 71 MBbls from 175 MBbls to 246 MBbls, resulting in an increase of $1.3 million in natural gas liquids revenues.  The increase in production is primarily due to an increase in production in our Sooner Trend field of 79 MBbls partially offset by a decrease in production in non-core fields of 8 MBbls.    The average price of natural gas liquids exclusive of derivative contract settlements decreased $1.65 per barrel or 9% in the second quarter of 2016 compared to the second quarter of 2015, resulting in a decrease in natural gas liquids revenues of $0.4 million.  We entered into natural gas liquids derivative contracts during the fourth quarter of 2015 and the effective dates of those contracts were January 1, 2016.  The overall price including derivative contract settlements decreased 10% from $17.95 per Bbl in the second quarter of 2015 to $16.11 per Bbl in the second quarter of 2016.

Gain on sale of assets was a gain of $1.1 million in the second quarter of 2016 as compared to a gain of $25,000 in the second quarter of 2015.    The gain recorded in the second quarter of 2016 is primarily related to the sale of non-core assets in South Louisiana.

Loss on derivative contracts was a loss of $38.3 million in the second quarter of 2016 as compared to a loss of $15.2 million during the same period in 2015.  The fluctuation from period to period is due to the volatility of oil, and natural gas prices and changes in our outstanding hedge contracts during these periods.    The $38.3 million loss in the second quarter of 2016 is inclusive of $40.8 million from settlements received on our derivative contracts of which $36.8 million were from settlements of oil and natural gas derivative contracts prior to contract expiry.  The $15.2 million loss in the second quarter of 2015 is inclusive of $24.7 million in settlements received on oil and natural gas derivative contracts of which $14.7 million were  from settlements of natural gas derivative contracts prior to contract expiry.

Expenses

Lease and plant operating expense decreased $0.6 million or 4% in the second quarter of 2016 as compared to the second quarter of 2015, to $14.9 million from $15.5 million.  In general, there was a decrease in compression expense, salt water disposal costs,  and repairs and maintenance expense of approximately $1.9 million partially offset by an increase in field services and marketing and gathering expense of $1.3  million. On a per unit basis, lease and plant operating expense  was  $8.13 per BOE and $8.98 per BOE in the second quarter of 2016 and 2015, respectively.

Production and ad valorem taxes decreased $1.5 million, or 36%, to $2.7 million in the second quarter of 2016, as compared to $4.2 million in the second quarter of 2015.  Production taxes decreased from $4.1 million in the second quarter of 2015 to $2.3 million in the second quarter of 2016,  primarily due to the decline in oil and natural gas revenues.  Ad valorem taxes increased approximately $0.3 million in the second quarter of 2016 from the corresponding period of 2015 primarily due to estimate adjustments in the second quarter of 2015.

Workover expense increased $1.2 million during the second quarter of 2016, as compared to the second quarter of 2015. This expense varies depending on activities in the field and is attributable to many different properties.

Exploration expense includes dry hole costs, the costs of our geology department, costs of geological and geophysical data, expired leases, plug and abandonment expenditures, and delay rentals.  Exploration expense decreased from $5.8 million in the second quarter of 2015 to $3.4 million in the second quarter of 2016, primarily due to a decrease in geologic and geophysical (“G&G”)  seismic expense of $3.2 million partially offset by an increase in expired leasehold costs of $1.0 million in the second quarter of 2016 as compared to the second quarter of 2015.    During the second quarter of 2016, exploration expense consisted of G&G seismic expense of $1.2 million, leasehold costs of $1.8 million, and plug and other abandonment expenses of $0.5 million.

Depreciation, depletion and amortization expense decreased from $38.2 million in the second quarter of 2015 to $22.9 million in the second quarter of 2016. On a per unit basis, this expense decreased from $22.16 per BOE in the second quarter of 2015 to $12.50 per BOE in the second quarter of 2016.  The 2016 depletion rate per BOE was partially lower due to the impairment of proved properties in 2015, which lowered the depletable base. Depreciation, depletion, and amortization is a function of capitalized costs of proved properties, proved reserves and production by field.

Impairment expense increased from $4.3 million in the second quarter of 2015 to $11.6 million in the second quarter of 2016. This expense varies with the results of exploratory and development drilling, as well as with well performance, commodity price declines and other factors that may render some fields uneconomic, resulting in impairment.  Impairment expense in the second quarter of 2016 included a write-down of $10.3 million associated with the impact of low commodity prices on frontier exploration areas.

Accretion expense is related to our obligation for retirement of oil and natural gas wells and facilities. We record these liabilities when we place the assets in service, using discounted present values of the estimated future obligation. We then record accretion of the liabilities as they approach maturity. Accretion expense was $0.5 million in each of the second quarters of 2016 and 2015.

General and administrative expense increased $0.1 million in the second quarter of 2016 to $12.1 million from $12.0 million in the second quarter of 2015.  The increase is primarily due to legal fees and senior credit facility arrangement fees of $1.7 million offset by decrease in salary, benefits and performance bonus of $1.3 million and a decrease in accrued legal settlement expense of $0.3 million.  On a per unit basis, general and administrative expenses were $6.58 per BOE and $6.93 per BOE in the second quarters of 2016 and 2015, respectively.

Interest expense, net increased from $15.1 million in the second  quarter of 2015 to $17.4 million in the  second quarter of 2016.    We incurred additional interest in the current quarter of $1.9 million due to the second lien senior secured term loan that we entered into during the second quarter of 2015.  Interest on our credit facility also increased $0.3 million in the second quarter of 2016 as compared to the second quarter of 2015 as we drew down our remaining borrowing base capacity during the first quarter of 2016.

     Results of Operations: Six Months Ended June 30, 2016 v. Six Months Ended June 30, 2015

	Six Months Ended June 30,		Increase
	2016	2015	(Decrease)	% Change

	(in thousands, except average sales prices and
	unit costs)
Summary Operating Information:
Net Production:
Oil (MBbls)	2,041	2,120	(79)	(4)%
Natural gas (MMcf)	6,144	5,843	301	5%
Natural gas liquids (MBbls)	438	340	98	29%
Total oil equivalent (MBOE)	3,502	3,434	68	2%
Average daily oil production (MBOE/Day)	19.2	19.0	0.2	2%
Average Sales Price:
Oil (per Bbl) including settlements of derivative contracts	$66.57	$68.96	$(2.39)	(3)%
Oil (per Bbl) excluding settlements of derivative contracts	36.79	51.72	(14.93)	(29)%
Natural gas (per Mcf) including settlements of derivative contracts	2.56	6.56	(4.00)	(61)%
Natural gas (per Mcf) excluding settlements of derivative contracts	1.71	2.81	(1.10)	(39)%
Natural gas liquids (per Bbl) including settlements of derivative contracts (1)	13.98	17.12	(3.14)	(18)%
Natural gas liquids (per Bbl) excluding settlements of derivative contracts (1)	13.97	17.12	(3.15)	(18)%
Combined (per BOE) including settlements of derivative contracts	45.02	55.43	(10.41)	(19)%
Hedging Activities:
Settlements of derivatives received, oil	$60,775	$36,563	$24,212	66%
Settlements of derivatives received, natural gas	5,212	21,893	(16,681)	(76)%
Settlements of derivatives received, natural gas liquids	5	—	5	NA
Summary Financial Information
Revenues and other
Oil	$75,087	$109,644	$(34,557)	(32)%
Natural gas	10,487	16,422	(5,935)	(36)%
Natural gas liquids	6,115	5,817	298	5%
Other revenues	301	414	(113)	(27)%
Gain on sale of assets	3,731	159	3,572	2247%
Gain (loss) on derivative contracts	(27,478)	11,599	(39,077)	(337)%
Total Operating Revenues and Other	68,243	144,055	(75,812)	(53)%
Expenses
Lease and plant operating expense	33,464	33,888	(424)	(1)%
Production and ad valorem taxes	5,126	8,537	(3,411)	(40)%
Workover expense	2,515	3,255	(740)	(23)%
Exploration expense	6,714	30,341	(23,627)	(78)%
Depreciation, depletion, and amortization expense	44,424	78,972	(34,548)	(44)%
Impairment expense	13,319	77,361	(64,042)	(83)%
Accretion expense	1,075	1,000	75	8%
General and administrative expense	22,259	29,659	(7,400)	(25)%
Interest expense, net	33,634	29,186	4,448	15%
Provision for state income taxes	107	576	(469)	(81)%
Net loss	$(94,394)	$(148,720)	$54,326	(37)%
Average Unit Costs per BOE:
Lease and plant operating expense	$9.56	$9.87	$(0.31)	(3)%
Production and ad valorem tax expense	1.46	2.49	(1.03)	(41)%
Workover expense	0.72	0.95	(0.23)	(24)%
Exploration expense	1.92	8.84	(6.92)	(78)%
Depreciation, depletion and amortization expense	12.69	23.00	(10.31)	(45)%
General and administrative expense	6.36	8.64	(2.28)	(26)%

(1)

We entered into derivative contracts for natural gas liquids in the fourth quarter of 2015.  The derivative contracts for natural gas liquids were effective beginning in 2016.  We did not previously utilize hedging for natural gas liquids.

Revenues

Oil revenues in the six months ended June 30, 2016 decreased $34.6 million, or 32%, to $75.0 million from $109.6 million for the corresponding period in 2015. The decrease in oil revenue was attributable to a lower average price as well as decreased production volumes. The average price of oil exclusive of derivative contract settlements decreased 29% in the first six months of 2016, resulting in a decrease in oil revenues of approximately $30.5 million.  The overall price, including settlements of derivative contracts, decreased 3% from $68.96 per Bbl in the first six months of 2015 to $66.57 per Bbl in the first six months of 2016.

An approximate $4.1 million decrease in oil revenues in the first six months of 2016 was due to a decrease in production of 79 MBbls, or 4%. This decrease is primarily due to the sale of our Eagleville field during the third quarter of 2015 and natural decline in production in our Weeks Island Area, partially offset by an increase in production from the Sooner Trend field.  The sale of Eagleville and natural decline production of our Weeks Island Area decreased production by 362 MBbls.  Sooner Trend increased production by 291 MBbls, from 930 MBbls in the first six months of 2015 to 1,221 MBbls in the corresponding period of 2016.

Natural gas revenues in the six months ended June 30, 2016 decreased $5.9 million, or 36%, to $10.5 million from $16.4 million for the same period in 2015. The decrease in natural gas revenue was attributable to a decrease in price, partially offset by an increase in production during the first six months of 2016.  The average price of natural gas exclusive of derivative contract settlements decreased 39% in the first six months of 2016, resulting in a decrease in natural gas revenues of approximately $6.7 million.  The overall price, including derivative contract settlements, decreased 61% from $6.56 per Mcf in the first six months of 2015 to $2.56 per Mcf in the first six months of 2016.  The overall price in the second quarter of 2016 includes $2.4 million we received related to settlement of several of our natural gas derivative contracts prior to contract expiry as compared to $14.7 million we received related to similar settlements of natural gas derivative contracts in the corresponding period in 2015.  An approximate $0.8 million increase in natural gas revenues was due to an increase in production of 0.3 BCF, or 5%.

Natural gas liquids revenues increased $0.3 million, or 5%, in the first six months of 2016 to $6.1 million from $5.8 million in the same period in 2015. The increase in natural gas liquids revenue was attributable to an increase in production volumes partially offset by decreased price in the first six months of 2016.  The increase in volume is primarily due to increased production in our Sooner Trend field.  The Sooner Trend field produced 375 MBbls and 236 MBbls in the first six months of 2016 and 2015, respectively.  The increase in volume in Sooner Trend was partially offset by the decrease in volume of 55 MBbls due to the sale of our Eagleville field, resulting in an increase in natural gas liquids revenues of approximately $1.7 million.  The average price of natural gas liquids exclusive of derivative contract settlements decreased $3.15 per Bbl or 18% in the first six months of 2016 compared to the first six months of 2015, resulting in a decrease in natural gas liquids revenues of $1.4 million.  We entered into natural gas liquids derivative contracts during the fourth quarter of 2015 and the effective dates of those contracts were January 1, 2016.  The overall price including derivative contract settlements decreased 18% from $17.12 per Bbl to $13.98 per Bbl for the first six months of 2015 and 2016, respectively.

Gain on sale of assets was $3.7 million in the first six months of 2016, as compared to $0.2 million in the first six months of 2015.  The $3.7 million gain in the first six months of 2016 was due to the sale of certain non-core assets.

Gain (loss) on derivative contracts was a loss of $27.5 million during the six months ended June 30, 2016 as compared to a gain of  $11.6 million during the same period in 2015. The fluctuation from period to period is due to the volatility of oil, and natural gas prices and changes in our outstanding hedge contracts during these periods. The $27.5 million loss in the first six months of 2016 is inclusive of $66.0 million in settlements received on derivative contracts of which $40.2 million were from settlements of oil and natural gas derivative contracts prior to expiry.  The $11.6 million gain in the first six months of 2015 is inclusive of $58.5 million in settlements received on derivative contracts of which $32.6 million were from settlements of oil and natural gas derivative contracts prior to expiry.

Expenses

Lease and plant operating expense decreased $0.4 million, or 1% in the first six months of 2016 as compared to the first six months of 2015, from $33.9 million to $33.5 million, primarily due to a decrease in cost for salt water disposal,  chemicals, and repairs and maintenance totaling $3.2 million, partially offset by an increase in field services and marketing and gathering expense totaling $2.8 million. On a per unit basis, lease and plant operating expenses were $9.56 per BOE and $9.87 per BOE for the first six months of 2016 and 2015, respectively.

Production and ad valorem taxes decreased $3.4 million, or 40%, to $5.1 million in the first six months of 2016, as compared to $8.5 million in the first six months of 2015.  Production taxes decreased $3.0 million in the first six months of 2016 as compared to the corresponding period of 2015, as a result of the decline in oil and natural gas revenues.  Ad valorem taxes decreased $0.4 million, primarily due to the sale of our Eagleville field during the third quarter of 2015.

Workover expense decreased from $3.3 million in the first six months of 2015 to $2.5 million in the first six months of 2016. This expense varies depending on activities in the field and is attributable to many different properties.

Exploration expense includes dry hole costs and the costs of our geology department, costs of geological and geophysical data, expired leases, plug and abandonment expenditures, and delay rentals. Exploration expense decreased $23.6 million, from $30.3 million in the first six months of 2015 to $6.7 million in the first six months of 2016, primarily due to a decrease in dry hole expenses of $18.8 million, and a decrease in G&G expenses of $6.3 million. This decrease was partially offset by an increase in leasehold expense in the first six months of 2016 of $1.1 million.

Depreciation, depletion and amortization expense decreased $34.6 million to $44.4 million in the first six months of 2016 as compared to an expense of $79.0 million in the first six months of 2015. On a per unit basis, this expense decreased from $23.00 per BOE in the first six months of 2015 to $12.69 per BOE in the first six months of 2016.   The 2016 depletion rate per BOE was lower due to the impairment of proved properties in 2015, which partially lowered the depletable base.  The rate is a function of capitalized costs of proved properties, proved reserves and production by field.

Impairment expense decreased $64.1 million from $77.4 million in the first six months of 2015 to $13.3 million in the first six months of 2016. This expense varies with the results of drilling, as well as with price declines and other factors that may render some fields uneconomic, resulting in impairment.  Impairment expense in the first six months of 2015 included a write-down of our Weeks Island Area and natural gas fields in South Texas, East Texas and South Louisiana.    Impairment expense in the first six months of 2016 included a write-down of $10.3 million associated with the impact of low commodity prices on frontier exploration areas.

Accretion expense is related to our obligation for retirement of oil and natural gas wells and facilities. We record these liabilities when we place the assets in service, using discounted present values of the estimated future obligation. We then record accretion of the liabilities as they approach maturity. Accretion expense was $1.1 million in the first six months of 2016 and $1.0 million for the corresponding period in 2015.

General and administrative expense decreased $7.4  million in the first six months of 2016 to $22.3 million from $29.7 million in the first six months of 2015. The decrease is primarily due to a decrease in accrued legal settlement expense of $5.2 million and accrued performance bonus of $4.0 million partially offset by an increase in legal fees and credit facility arrangement fees of $2.8 million.

Interest expense, net increased $4.4 million in the first six months of 2016 to $33.6 million from $29.2 million in the first six months of 2015.  We incurred additional interest of $5.1 million, including amortization of deferred financing loan cost, on the senior secured term loan that we entered into during the second quarter 2015. Interest on our credit facility decreased $0.6 million in the first six months of 2016 as compared to the same period in 2015 due to lower average outstanding balances.

Liquidity and Capital Resources

Our principal requirements for capital are to fund our day-to-day operations, exploration and development activities, and to satisfy our contractual obligations, primarily for the repayment of debt and any amounts owed during the period related to our hedging positions.

Our 2016 capital budget is primarily focused on the development of existing core areas through exploitation and development. Currently, we plan to spend approximately $120 million in 2016 for exploration and development, of which over 90% is allocated to our Sooner Trend properties and  the Weeks Island Area.  We have expended or accrued approximately $90.5 million through June 30, 2016.    We reduced our anticipated capital expenditures for 2016 from 2015 levels in response to the continued depressed oil prices and to preserve liquidity.  Our future drilling plans, plans of our drilling operators and capital budgets are subject to change based upon various factors, some of which are beyond our control, including drilling results, oil and natural gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, actions of our operators, gathering system and pipeline transportation constraints and regulatory approvals. Because a large percentage of our acreage is held by production, we have the ability to materially decrease our drilling and recompletion budget in response to market conditions with decreased risk of losing significant acreage.

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

As we execute our business strategy, we will continually monitor the capital resources available to meet future financial obligations and planned capital expenditures.  We cannot make assurances that our business will generate sufficient cash flow from operations to service our outstanding indebtedness or that future borrowings will be available to us in an amount sufficient to enable us to pay our outstanding indebtedness or to fund our other capital needs.  If our business does not generate sufficient cash flow from operations to service our outstanding indebtedness, we may have to undertake alternative financing plans, such as, refinancing or restructuring our debt; selling assets; reducing or delaying acquisitions or our drilling programs; or seeking to raise additional capital.

We continue to evaluate our management of liability options and may in the future engage in negotiations with holders of our senior notes or other debt holders regarding potential alternative transactions, along with possible avenues for increasing our near-term liquidity.

However, we cannot make assurances that any such negotiations will be successful or that we would be able to refinance or restructure our debt or implement alternative financing plans, if necessary, on commercially reasonable terms or at all, or that implementing any such alternative financing plans would allow us to meet our debt obligations.  In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on acceptable terms.

Senior Notes

We have $450 million in outstanding registered senior notes due October 15, 2018 that carry a stated interest rate of 9.625% and an effective interest rate of 9.7825% at June 30, 2016. Interest is payable semi-annually each April 15th and October 15th. The senior notes are unsecured and are general obligations, and effectively rank junior to any of our existing or future secured indebtedness, which includes the credit facility and senior secured term loan. The senior notes are unconditionally guaranteed on a senior unsecured basis by each of our material subsidiaries.

The senior notes contain an optional redemption provision that began on October 15, 2015 allowing us to retire the principal outstanding, in whole or in part, at 102.406%. Additional optional redemption provisions allow for retirement at 100.0% beginning on October 15, 2016. As of June 30, 2016, we were in compliance with all financial covenants of the senior notes.

Credit Facility

We have a senior secured revolving credit facility (“credit facility”) with Wells Fargo Bank, N.A. as the administrative agent, which matures October 13, 2017.  As of June 30, 2016, the credit facility was subject to a $300 million borrowing base limit.  We had $300 million outstanding under the credit facility at June 30, 2016, which includes $293.9 million of outstanding borrowings and $6.1 million of outstanding letters of credit, with no remaining availability. Our restricted subsidiaries are guarantors of the credit facility.

On February 3, 2016, we entered into an Agreement and Amendment No. 13 (the “Thirteenth Amendment”) to the credit facility which, among other things: (a) permits us to enter into exchanges of outstanding senior notes for a third lien term loan, (b) permits us to draw the remaining borrowing base availability under the credit facility into a controlled account with such funds not being treated as debt for the purposes of leverage ratio compliance so long as they remain in the controlled account, (c) permits us to dispose of oil and natural gas properties pursuant to the joint development agreement with BCE, (d) requires that twice a month we transfer available cash in excess of $25 million to the controlled account, and (e) increases the maximum leverage ratio for the fiscal quarters ending June 30, 2016 and September 30, 2016 from 4.0 to 1.0 to 4.5 to 1.0.    On June 16, 2016, we entered into an Agreement and Amendment No. 14 (the “Fourteenth Amendment”) to the credit facility which, among other things: (a) reaffirmed borrowing base at $300 million until the next scheduled redetermination, and (b) increased the applicable margins to be applied based on the utilization of the borrowing base.

On March 16, 2016, we borrowed $141.9 million under the credit facility, which represented the remaining undrawn amount that was available under the credit facility. As required by the terms of the credit facility, the borrowings were deposited into an account controlled by the administrative agent. Such funds will not be treated as debt for the purposes of leverage ratio compliance so long as they remain in the controlled account.  As of June 30, 2016, we had approximately $121.9 million remaining in the controlled account.  These new borrowings bear interest at 4.125%.  The credit facility borrowing base is redetermined semi-annually in May and November.  If oil and natural gas prices continue to decline, the borrowing base under our credit facility may be reduced.

Our credit facility provides for two alternative interest rate bases and margins. Eurodollar loans accrue interest generally at the one-month London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 2.50% to 3.50%, depending on the utilization of our borrowing base. “Reference rate” loans accrue interest at the prime rate of Wells Fargo Bank, N.A., plus a margin ranging from 1.50% to 2.50%, depending on the utilization of our borrowing base. The average rate on all loans outstanding as of June 30, 2016 under the credit facility was 4.06%, which was based on the Eurodollar option.

The credit facility, the indenture governing the senior notes and the senior secured term loan facility include covenants requiring us to maintain certain financial covenants including a current ratio, leverage ratio, and interest coverage ratio. The terms of the credit facility also restrict our ability to make distributions and investments.  At June 30, 2016, we were in compliance with the covenants.

Senior Secured Term Loan

 On June 2, 2015, we entered into a second lien senior secured term loan agreement (the “Term Loan Facility”) with Morgan Stanley Energy Capital Inc.  as administrative agent, and the lenders party thereto, pursuant to which we borrowed $125 million.  The Term Loan Facility matures on April 15, 2018.

On February 3, 2016, we entered into the first amendment to the Term Loan Facility (the “First Amendment”). The First Amendment: (a) permits us to enter into exchanges of outstanding senior notes for  a third lien term loan, (b) allows us to dispose of oil and natural gas properties pursuant to the joint development agreement with BCE, (c) requires that twice a month we transfer available cash in excess of $25 million to a controlled account, with such funds in the controlled account to not be treated as debt for the purposes of leverage ratio compliance so long as they remain in the controlled account, and (d) increases the maximum leverage ratio for the fiscal quarters ending June 30, 2016 and September 30, 2016 from 4.5 to 1.0 to 5.0 to 1.0.

Borrowings under the Term Loan Facility bear interest at adjusted LIBOR plus 8.00%. The covenants in the Term Loan Facility require, among other things, maintenance of certain ratios, measured on a quarterly basis, as follows: (i) current assets to current liabilities of at least 1.0 to 1.0, (ii) debt to EBITDAX of no more than 5.0 to 1.0 (decreasing to 4.5 to 1.0 for the quarter ended December 31, 2016), (iii) PV-9 of total proved reserves to total secured debt of at least 1.5 to 1.0, and (iv) EBITDAX to interest expense of at least 2.5 to 1.0.  PV-9 is calculated using four year NYMEX strip pricing adjusted for differentials.  Obligations under the Term Loan Facility are guaranteed by certain of our subsidiaries and affiliates and are secured by second priority liens on substantially all of our and our subsidiaries assets that serve as collateral under the credit facility.  At June 30, 2016, we were in compliance with the covenants of the Term Loan Facility.

We have the option to prepay all or a portion of the Term Loan Facility at any time, and we are subject to certain mandatory prepayments of proceeds from asset sales or an initial public offering, which are subject to certain prepayment premiums.

Cash flow (used in) provided by operating activities

Operating activities used cash of $46.9 million during the six months ended June 30, 2016 as compared to cash provided by operating activities of $82.4 million during the comparable period in 2015, a decrease of $129.3 million.  The decrease in operating cash flows was attributable to various factors.  Cash-based items of net loss, including revenues (exclusive of unrealized commodity gains or losses), operating expenses and taxes, general and administrative expenses, and the cash portion of our interest expense, resulted in a net decrease of approximately $17.7 million.    Changes in restricted cash, working capital and other assets and liabilities resulted in a decrease of $111.6 million in the first six months of 2016 as compared to the corresponding period in 2015.

Cash flow used in investing activities

Investing activities used cash of $93.6 million during the six months ended June 30, 2016 as compared to $91.7 million during the comparable period of 2015.  Capital expenditures for property and equipment used cash of $95.0 million and $141.8 million in the first six months of 2016 and 2015, respectively. Sales of properties provided proceeds of $1.4 million and $25.5 million in the first six months of 2016 and 2015, respectively.  During the second quarter of 2015, net proceeds in the restricted account provided proceeds of $24.6 million.    We placed net proceeds from the sale of our remaining interest in the Hilltop field into a restricted cash account established during the fourth quarter 2014 as required under Section 1031-Like-Kind Exchange, under the U.S. Internal Revenue Code, which was released in 2015.

Cash flow provided by financing activities

Financing activities provided cash of $141.1 million during the six months ended June 30, 2016 as compared to $16.5 million during the comparable period in 2015.  During the first six months of 2016 we drew down $141.9 million on our credit facility and deposited the cash in a controlled account pursuant to the Thirteenth Amendment of our credit facility.  In addition, we paid $0.8 million of deferred financing costs related to our credit facility.  In the first six months of 2015, we used the proceeds received from the Term Loan Facility to reduce the outstanding balance under our credit facility by $120.9 million.  In addition, during the first six months of 2015, we made payments of $40.0 million to reduce the outstanding balance under our credit facility partially offset by draws made on our credit facility of $64.6 million. Furthermore, we  made a capital distribution of $3.8 million and we incurred $4.3 million of deferred financing cost related to the Term Loan Facility during the six months ended June 30, 2015.

Cautionary Statement Regarding Forward-Looking Statements

The information in this report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words “could”, “should”, “will”, “play”, “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included in our 2015 Annual Report and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (“March 31, 2016 Form 10-Q”) and this report. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.

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

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for and development and production of oil and natural gas. These risks include, but are not limited to, commodity price volatility, low prices for oil and/or natural gas, global economic conditions, inflation, increased operating costs, lack of availability of drilling and production equipment and services, environmental risks, weather risks, drilling and other operating risks, regulatory changes, the uncertainty inherent in estimating oil and natural gas reserves and in projecting future rates of production, reductions in cash flow, access to capital, and the other risks described under “Item 1A. Risk Factors” in our 2015 Annual Report and in our March 31, 2016 Form 10-Q.

Reserve engineering is a process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way. The accuracy of any reserve estimate depends on the quality of available data, the interpretation of such data and price and cost assumptions made by reservoir engineers.  Specifically, future prices received for production and costs may vary, perhaps significantly, from the prices and costs assumed for purposes of these estimates. Prices for oil or natural gas remain depressed and have been trading at multi-year lows in the first six months of 2016, and sustained lower prices will cause the twelve-month weighted average price to decrease over time as the lower prices are reflected in the average price, which may reduce the estimated quantities and present values of our reserves.  In addition, the results of drilling, testing and production activities may justify revisions of estimates that were made previously. If significant, such revisions would change the schedule of any further production and development drilling. Accordingly, reserve estimates may differ significantly from the quantities of oil and natural gas that are ultimately recovered.

Should one or more of the risks or uncertainties described in the  2015 Annual Report, the March 31, 2016 Form 10-Q or this report occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

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

The fair value of our commodity derivative contracts at June 30, 2016 was a net asset of $10.8 million. A 10% increase or decrease in oil, natural gas and natural gas liquids prices with all other factors held constant would result in a decrease or increase, respectively, in the estimated fair value (generally correlated to our estimated future net cash flows from such instruments) of our commodity derivative contracts of approximately $28.6 million (decrease in value) or $26.3 million (increase in value), respectively, as of June 30, 2016.

We are subject to interest rate risk on our variable interest rate borrowings. Although in the past we have used interest rate swaps to mitigate the effect of fluctuating interest rates on interest expense, we currently have no open interest rate derivative contracts.  A 1% increase in interest rates would increase annual interest expense on our variable rate debt by approximately $2.9 million, based on the balance outstanding as of June 30, 2016.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

See Part I, Item 1, Note 9 to our consolidated financial statements entitled “Commitments and Contingencies,” which is incorporated in this item by reference.

ITEM 1A. Risk Factors

We are subject to certain risks and hazards due to the nature of the business activities we conduct. For a discussion of these risks, see “Item 1A. Risk Factors” in the 2015 Annual Report and in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.  Except as set forth below, there have been no material changes with respect to the risk factors disclosed in such reports during the quarter ended June 30, 2016.

ITEM 6. Exhibits

10.1*

Amendment No. 14 to the Sixth Amended and Restated Credit Agreement by and among Alta Mesa Holdings, LP, Wells Fargo Bank, N.A., as administrative agent, and the lenders party thereto from time to time, dated as of June 30, 2016.

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

ALTA MESA HOLDINGS, LP
(Registrant)

	By:	ALTA MESA HOLDINGS GP, LLC, its
August 11, 2016		general partner

	By:	/s/ Harlan H. Chappelle
Harlan H. Chappelle
August 11, 2016		President and Chief Executive Officer

	By:	/s/ Michael A. McCabe
Michael A. McCabe
Vice President and Chief Financial Officer