Form 10-Q
period 2017-03-31
Alta Mesa Holdings, LP
filed 2017-05-11
CIK 1518403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	(Do not check if smaller reporting company)

Smaller reporting company	☐	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

ALTA MESA HOLDINGS, LP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2017	2016

	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,376	$7,185
Short-term restricted cash	589	433
Accounts receivable, net of allowance of $895 and $889, respectively	42,985	37,611
Other receivables	567	8,061
Receivables due from affiliate	869	8,883
Prepaid expenses and other current assets	13,212	3,986
Derivative financial instruments	3,896	83
Total current assets	67,494	66,242
PROPERTY AND EQUIPMENT
Oil and natural gas properties, successful efforts method, net	764,772	712,162
Other property and equipment, net	9,760	9,731
Total property and equipment, net	774,532	721,893
OTHER ASSETS
Investment in LLC — cost	9,000	9,000
Deferred financing costs, net	2,422	3,029
Notes receivable due from affiliate	10,187	9,987
Deposits and other long-term assets	3,292	2,977
Derivative financial instruments	7,173	723
Total other assets	32,074	25,716
TOTAL ASSETS	$874,100	$813,851
LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$115,196	$84,234
Advances from non-operators	3,741	4,058
Advances from related party	12,737	42,528
Asset retirement obligations	1,383	376
Derivative financial instruments	3,740	21,207
Total current liabilities	136,797	152,403
LONG-TERM LIABILITIES
Asset retirement obligations, net of current portion	60,988	61,128
Long-term debt, net	585,261	529,905
Notes payable to founder	27,255	26,957
Derivative financial instruments	—	4,482
Other long-term liabilities	6,778	6,870
Total long-term liabilities	680,282	629,342
TOTAL LIABILITIES	817,079	781,745
Commitments and Contingencies (Note 10)
PARTNERS' CAPITAL	57,021	32,106
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$874,100	$813,851

The accompanying notes are an integral part of these consolidated financial statements.

ALTA MESA HOLDINGS, LP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016

	(in thousands)
OPERATING REVENUES AND OTHER
Oil	$59,345	$31,244
Natural gas	12,685	4,691
Natural gas liquids	7,619	2,105
Other revenues	116	127
Total operating revenues	79,765	38,167
Gain on sale of assets	—	2,648
Gain on derivative contracts	30,242	10,815
Total operating revenues and other	110,007	51,630
OPERATING EXPENSES
Lease and plant operating expense	17,736	17,125
Marketing and transportation expense	6,043	1,415
Production and ad valorem taxes	3,068	2,395
Workover expense	1,383	1,397
Exploration expense	8,142	3,286
Depreciation, depletion, and amortization expense	24,804	21,493
Impairment expense	1,220	1,764
Accretion expense	572	539
General and administrative expense	9,748	10,183
Total operating expenses	72,716	59,597
INCOME (LOSS) FROM OPERATIONS	37,291	(7,967)
OTHER INCOME (EXPENSE)
Interest expense	(12,340)	(16,395)
Interest income	249	206
Total other income (expense)	(12,091)	(16,189)
INCOME (LOSS) BEFORE STATE INCOME TAXES	25,200	(24,156)
Provision for state income taxes	285	1
NET INCOME (LOSS)	$24,915	$(24,157)

The accompanying notes are an integral part of these consolidated financial statements.

ALTA MESA HOLDINGS, LP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$24,915	$(24,157)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, depletion, and amortization expense	24,804	21,493
Impairment expense	1,220	1,764
Accretion expense	572	539
Amortization of deferred financing costs	962	934
Amortization of debt discount	—	127
Dry hole expense	—	212
Expired leases	3,333	1,166
Gain on derivative contracts	(30,242)	(10,815)
Settlements of derivative contracts	(1,970)	25,228
Interest converted into debt	298	298
Interest on notes receivable due from affiliate	(200)	(188)
Gain on sale of assets	—	(2,648)
Changes in assets and liabilities:
Restricted cash	(156)	(141,935)
Accounts receivable	(5,374)	2,890
Other receivables	7,494	8,448
Receivables due from affiliate	139	(1,464)
Prepaid expenses and other non-current assets	(9,543)	845
Advances from related party	(29,791)	—
Settlement of asset retirement obligation	(2,394)	(191)
Accounts payable, accrued liabilities, and other liabilities	11,837	15,669
NET CASH USED IN OPERATING ACTIVITIES	(4,096)	(101,785)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property and equipment	(60,589)	(44,435)
NET CASH USED IN INVESTING ACTIVITIES	(60,589)	(44,435)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	55,065	141,935
Additions to deferred financing costs	(64)	(799)
Capital contributions	7,875	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	62,876	141,136
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,809)	(5,084)
CASH AND CASH EQUIVALENTS, beginning of period	7,185	8,869
CASH AND CASH EQUIVALENTS, end of period	$5,376	$3,785

The accompanying notes are an integral part of these consolidated financial statements.

ALTA MESA HOLDINGS, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  DESCRIPTION OF BUSINESS

Alta Mesa Holdings, LP and its subsidiaries (“we,” “us,” “our,” the “Company,” and “Alta Mesa”) is an independent exploration and production company engaged primarily in the acquisition, exploration, development, and production of oil and natural gas properties.   Our principal area of operation is in the eastern portion of the Anadarko Basin referred to as the STACK.  The STACK is an acronym describing both its location – Sooner Trend Anadarko Basin Canadian and Kingfisher County – and the multiple, stacked productive formations present in the area.  Our operations also include other oil and natural gas interests in Texas, Louisiana and Florida.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We have provided a discussion of significant accounting policies in Note 2 in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report”).  As of March 31, 2017,  our significant accounting policies are consistent with those discussed in Note 2 in the 2016 Annual Report.

Principles of Consolidation and Reporting

The consolidated financial statements reflect our accounts after elimination of all significant intercompany transactions and balances. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual consolidated financial statements for the year ended December 31, 2016, which were filed with the Securities and Exchange Commission in our 2016 Annual Report.

The consolidated financial statements included herein as of March 31, 2017, and for the three months ended March 31, 2017 and 2016, are unaudited, and in the opinion of management, the information furnished reflects all material adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of consolidated financial position and of the results of operations for the interim periods presented. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Certain reclassifications of prior period consolidated financial statements have been made to conform to current reporting practices. The consolidated results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes ASC 840 “Leases” and creates a new topic, ASC 842 "Leases." The amendments in this update require, among other things, that lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The amendments are effective for interim and annual reporting periods beginning after December 15, 2018. The Company enters into lease agreements to support its operations. These agreements are for leases on assets such as office space, vehicles, field services and equipment.  The Company continues to evaluate the impacts of the amendments to our financial statements and accounting practices for leases.  We anticipate adoption of ASU 2016-02 effective January 1, 2019.

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

3. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures and non-cash investing and financing activities are presented below:

	Three Months Ended March 31,
	2017	2016

	(in thousands)
Supplemental cash flow information:
Cash paid for interest	$1,162	$3,960
Cash paid for state income taxes	—	1
Non-cash investing and financing activities:
Change in asset retirement obligations	296	322
Change in accruals or liabilities for capital expenditures	21,111	(3,340)

4.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following (unaudited):

	March 31,	December 31,
	2017	2016

	(in thousands)
OIL AND NATURAL GAS PROPERTIES
Unproved properties	$111,035	$116,311
Accumulated impairment of unproved properties	(70)	(65)
Unproved properties, net	110,965	116,246
Proved oil and natural gas properties	1,694,486	1,611,249
Accumulated depreciation, depletion, amortization and impairment	(1,040,679)	(1,015,333)
Proved oil and natural gas properties, net	653,807	595,916
TOTAL OIL AND NATURAL GAS PROPERTIES, net	764,772	712,162
OTHER PROPERTY AND EQUIPMENT
Land	5,172	4,730
Office furniture and equipment, vehicles	19,706	19,446
Accumulated depreciation	(15,118)	(14,445)
OTHER PROPERTY AND EQUIPMENT, net	9,760	9,731
TOTAL PROPERTY AND EQUIPMENT, net	$774,532	$721,893

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

Our senior notes are carried at historical cost and we estimate the fair value of the senior notes for disclosure purposes. We have estimated the fair value of our $500 million senior notes payable to be $511.3 million at March 31, 2017.  This estimation is based on the most recent trading values of the senior notes at or near the reporting dates, which is a Level 1 determination. See Note 8 for information on long-term debt.

We utilize the modified Black-Scholes and the Turnbull Wakeman option pricing models to estimate the fair values of oil, natural gas and natural gas liquids derivative contracts. Inputs to these models include observable inputs from the New York Mercantile Exchange (“NYMEX”) for futures contracts, and inputs derived from NYMEX observable inputs, such as implied volatility of oil, natural gas and natural gas liquids prices. We have classified the fair values of all our oil and natural gas derivative contracts as Level 2.

Oil and natural gas properties are subject to impairment testing and potential impairment write down. Oil and natural gas properties with a carrying amount of $3.4 million were written down to their fair value of $2.2 million, resulting in an impairment charge of $1.2 million for the three months ended March 31, 2017.  For the three months ended March 31, 2016, oil and natural gas properties with a carrying amount of $3.3 million were written down to their fair value of $1.5 million, resulting in an impairment charge of $1.8 million. Significant Level 3 assumptions used in the calculation of estimated discounted cash flows in the impairment analysis included our estimate of future oil and natural gas prices, production costs, development expenditures, estimated timing of production of proved reserves, appropriate risk-adjusted discount rates, and other relevant data.

New additions to asset retirement obligations result from estimations for new properties, and fair values for them are categorized as Level 3. Such estimations are based on present value techniques that utilize company-specific information for such inputs as cost and timing of plugging and abandonment of wells and facilities. We recorded $0.3 million and $0.3 million in additions to asset retirement obligations measured at fair value during the three months ended March 31, 2017 and 2016, respectively.

The following table presents information about our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (unaudited):

	Level 1	Level 2	Level 3	Total

	(in thousands)
At March 31, 2017:
Financial Assets:
Commodity derivative contracts	—	$28,064	—	$28,064
Financial Liabilities:
Commodity derivative contracts	—	$20,735	—	$20,735
At December 31, 2016:
Financial Assets:
Commodity derivative contracts	—	$15,773	—	$15,773
Financial Liabilities:
Commodity derivative contracts	—	$40,656	—	$40,656

The amounts above are presented on a gross basis.  Presentation on our consolidated balance sheets utilizes netting of assets and liabilities with the same counterparty where master netting agreements are in place. For additional information on derivative contracts, see Note 6.

6. DERIVATIVE FINANCIAL INSTRUMENTS

We account for our derivative contracts under the provisions of ASC 815, “Derivatives and Hedging.” We have entered into forward-swap contracts and collar contracts to reduce our exposure to price risk in the spot market for oil, natural gas and natural gas liquids. From time to time, we also utilize financial basis swap contracts, which address the price differential between market-wide benchmark prices and other benchmark pricing referenced in certain of our oil, natural gas and natural gas liquids sales contracts. Substantially all of our hedging agreements are executed by affiliates of our lenders under the senior secured revolving credit facility described in Note 8, and are collateralized by the security interests of the respective affiliated lenders in certain of our assets under the senior secured revolving credit facility. The contracts settle monthly and are scheduled to coincide with oil production equivalent to barrels (Bbl) per month, gas production equivalent to volumes in millions of British thermal units (MMBtu) per month, and natural gas liquids production to volumes in gallons (Gal) per month. The contracts represent agreements between us and the counterparties to exchange cash based on a designated price, or in the case of financial basis hedging contracts, based on a designated price differential between various benchmark prices. Cash settlement occurs monthly. No derivative contracts have been entered into for trading purposes.

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

Derivative contracts are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets. This netting can cause derivative assets to be ultimately presented in a liability account on the consolidated balance sheets. Likewise, derivative liabilities could be presented in a derivative asset account.

The following table summarizes the fair value and classification of our derivative instruments, none of which have been designated as hedging instruments under ASC 815:

Fair Values of Derivative Contracts (unaudited):

	March 31, 2017
			Net Fair
	Gross	Gross amounts	Value of Assets
	Fair Value	offset against assets	presented in
Balance sheet location	of Assets	in the Balance Sheet	the Balance Sheet

	(in thousands)
Derivative financial instruments, current assets	$10,166	$(6,270)	$3,896
Derivative financial instruments, long-term assets	17,898	(10,725)	7,173
Total	$28,064	$(16,995)	$11,069

			Net Fair
	Gross	Gross amounts	Value of Liabilities
	Fair Value	offset against liabilities	presented in
Balance sheet location	of Liabilities	in the Balance Sheet	the Balance Sheet

	(in thousands)
Derivative financial instruments, current liabilities	$10,010	$(6,270)	$3,740
Derivative financial instruments, long-term liabilities	10,725	(10,725)	—
Total	$20,735	$(16,995)	$3,740

	December 31, 2016
			Net Fair
	Gross	Gross amounts	Value of Assets
	Fair Value	offset against assets	presented in
Balance sheet location	of Assets	in the Balance Sheet	the Balance Sheet

	(in thousands)
Derivative financial instruments, current assets	$3,296	$(3,213)	$83
Derivative financial instruments, long-term assets	12,477	(11,754)	723
Total	$15,773	$(14,967)	$806

			Net Fair
	Gross	Gross amounts	Value of Liabilities
	Fair Value	offset against liabilities	presented in
Balance sheet location	of Liabilities	in the Balance Sheet	the Balance Sheet

	(in thousands)
Derivative financial instruments, current liabilities	$24,420	$(3,213)	$21,207
Derivative financial instruments, long-term liabilities	16,236	(11,754)	4,482
Total	$40,656	$(14,967)	$25,689

The following table summarizes the effect of our derivative instruments in the consolidated statements of operations (unaudited):

Derivatives not	Three Months Ended
designated as hedging	March 31,
instruments under ASC 815	2017	2016

	(in thousands)
Gain (loss) on derivative contracts
Oil commodity contracts	$26,085	$8,146

Natural gas commodity contracts	3,899	2,814

Natural gas liquids commodity contracts	258	(145)
Total gain on derivative contracts	$30,242	$10,815

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

We had the following open derivative contracts for crude oil at March 31, 2017 (unaudited):

OIL DERIVATIVE CONTRACTS

	Volume	Weighted	Range
Period and Type of Contract	in Bbls	Average	High	Low
2017
Price Swap Contracts	1,710,500	$50.31	$57.25	$45.00
Collar Contracts
Long Call Options	137,500	85.00	85.00	85.00
Short Call Options	1,535,000	60.46	85.00	54.40
Long Put Options	1,122,500	48.35	50.00	47.00
Short Put Options	1,122,500	37.12	40.00	35.00
2018
Price Swap Contracts	547,500	57.22	57.25	57.20
Collar Contracts
Long Call Options	365,000	54.00	54.00	54.00
Short Call Options	2,190,000	60.87	62.00	60.50
Long Put Options	1,825,000	50.00	50.00	50.00
Short Put Options	2,190,000	40.26	42.00	40.00
2019
Collar Contracts
Short Call Options	1,241,000	62.90	63.00	62.75
Long Put Options	1,241,000	50.00	50.00	50.00
Short Put Options	1,241,000	37.50	37.50	37.50

We had the following open derivative contracts for natural gas at March 31, 2017 (unaudited):

NATURAL GAS DERIVATIVE CONTRACTS

	Volume in	Weighted	Range
Period and Type of Contract	MMBtu	Average	High	Low
2017
Price Swap Contracts	1,070,000	$3.40	$3.40	$3.40
Collar Contracts
Short Call Options	8,620,000	3.62	3.80	3.25
Long Put Options	7,700,000	3.11	3.30	3.00
Long Call Options	920,000	2.95	2.95	2.95
Short Put Options	8,620,000	2.57	2.70	2.50
2018
Collar Contracts
Short Call Options	6,132,000	5.34	5.53	4.00
Long Put Options	5,475,000	4.50	4.50	4.50
Short Put Options	5,475,000	4.00	4.00	4.00

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

We had the following open derivative contracts for natural gas liquids at March 31, 2017 (unaudited):

NATURAL GAS LIQUIDS DERIVATIVE CONTRACTS

	Volume	Weighted	Range
Period and Type of Contract	in Gal	Average	High	Low
2017
Price Swap Contracts
Short Price Swaps	4,237,800	$0.46	$0.47	$0.45

We had the following open financial basis swap contracts for natural gas March 31, 2017 (unaudited):

BASIS SWAP DERIVATIVE CONTRACTS

						Weighted
						Average Spread
Volume in MMBtu (1)	Reference Price 1	Reference Price 2	Period			($ per MMBtu)
9,320,000	TEX/OKL Mainline (PEPL)	NYMEX Henry Hub	Apr'17	—	Dec '17	$(0.26)
5,910,000	TEX/OKL Mainline (PEPL)	NYMEX Henry Hub	Jan '18	—	Oct '18	(0.27)

(1)	Represents short swaps that fix the basis differentials between Tex/OKL Panhandle Eastern Pipeline (“PEPL”) INSIDE FERC (“IFERC”) and NYMEX Henry Hub.

7. ASSET RETIREMENT OBLIGATIONS

A summary of the changes in asset retirement obligations is included in the table below (unaudited):

Three
Months Ended
March 31, 2017
(in thousands)
Balance, beginning of year	$61,504
Liabilities incurred	296
Liabilities settled	(2,394)
Liabilities transferred in sales of properties	—
Revisions to estimates	2,393
Accretion expense	572
Balance, March 31, 2017	62,371
Less: Current portion	1,383
Long-term portion	$60,988

8. LONG-TERM DEBT, NET AND NOTES PAYABLE TO FOUNDER

Long-term debt, net and notes payable to founder consists of the following (unaudited):

	March 31,	December 31,
	2017	2016

	(in thousands)
Senior secured revolving credit facility	$95,687	$40,622
7.875% senior unsecured notes due 2024	500,000	500,000
Unamortized deferred financing costs	(10,426)	(10,717)
Total long-term debt, net	$585,261	$529,905
Notes payable to founder	$27,255	$26,957

Senior Secured Revolving Credit Facility.    In November 2016, we entered into the Seventh Amended and Restated Credit Agreement (as amended, the “credit facility”) with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of banks.  As of March 31, 2017, we had $95.7 million outstanding with $184.2 million of available borrowing capacity under the credit facility.  The borrowing base is currently $287.5 million and the principal amount is payable on the maturity date of November 10, 2020.  The credit facility borrowing base is redetermined semi-annually in May and November of each year.  The credit facility is secured by substantially all of our oil and natural gas properties and is based on our proved reserves and the value attributed to those reserves. We have a choice of borrowing in Eurodollars or at the “Reference Rate,” which is based on the prime rate of Wells Fargo Bank, National Association.  The credit facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus applicable margins ranging from 2.75% and 3.75% if our leverage ratio does not exceed 3.25 to 1.00, depending on the percentage of our borrowing based utilized, and ranging from 3.00% to 4.00% if our leverage ratio exceeds 3.25 to 1.00.  The reference rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 1%, plus a margin ranging from 1.75% to 2.75% if our leverage ratio does not exceed 3.25 to 1.00, depending on the percentage of our borrowing base utilized, and ranging from 2.00% to 3.00% if our leverage ratio exceeds 3.25 to 1.00.  The weighted average and effective interest rate on outstanding borrowings was 4.48% as of March 31, 2017 and 4.00% as of December 31, 2016.  The letters of credit outstanding as of March 31, 2017 and December 31, 2016 were approximately $7.6 million.

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

As of March 31, 2017, we were in compliance with all financial covenants of the credit facility.

Senior Unsecured Notes. We have $500 million in aggregate principal amount of 7.875% senior unsecured notes (“2024 Notes”) due December 15, 2024 which were issued at par by the Company and our wholly owned subsidiary Alta Mesa Finance Services Corp. (collectively, the “Issuers”) during the fourth quarter of 2016.  Interest is payable semi-annually on June 15 and December 15 of each year, beginning June 15, 2017. At any time prior to December 15, 2019, we may, from time to time, redeem up to 35% of the aggregate principal amount of the 2024 Notes in an amount of cash not greater than the net cash proceeds from certain equity offerings at the redemption price of 107.875% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption, if at least 65% of the aggregate principal amount of the 2024 Notes remains outstanding after such redemption and the redemption occurs within 120 days of the closing date of such equity offering. At any time prior to December 15, 2019, we may, on any one or more occasions, redeem all or part of the 2024 Notes for cash at a redemption price equal to 100% of their principal amount of the 2024 Notes redeemed plus an applicable make-whole premium and accrued and unpaid interest, if any, to the date of redemption. Upon the occurrence of certain kinds of change of control, each holder of the 2024 Notes may require us to repurchase all or a portion of the 2024 Notes for cash at a price equal to 101% of the aggregate principal amount of the 2024 Notes, plus accrued and unpaid interest, if any, to the date of repurchase. On and after December 15, 2019, we may redeem the 2024 Notes, in whole or in part, at redemption prices (expressed as percentages of principal amount) equal to 105.906% for the twelve-month period beginning on December 15, 2019, 103.938% for the twelve-month period beginning on December 15, 2020, 101.969% for the twelve-month period beginning on December 15, 2021 and 100.000% beginning on December 15, 2022, plus accrued and unpaid interest, if any, to the date of redemption.

The 2024 Notes are fully and unconditionally guaranteed on a senior unsecured basis by each of our material subsidiaries, subject to certain customary release provisions. Accordingly, they will rank equal in right of payment to all of our existing and future senior indebtedness; senior in right of payment to all of our existing and future indebtedness that is expressly subordinated to the 2024 Notes or the respective guarantees; effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness, including amounts outstanding under our credit facility; and structurally subordinated to all existing and future indebtedness and obligations of any of our subsidiaries that do not guarantee the 2024 Notes.

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

The indenture governing the 2024 Notes includes covenants requiring us to maintain certain financial covenants including a current ratio and leverage ratio.  As of March 31, 2017, we were in compliance with all financial covenants of the 2024 Notes.

Notes Payable to Founder. We have notes payable to our founder (“Founder Notes”) that bear simple interest at 10% with a balance of $27.3 million and $27.0 million at March 31, 2017 and December 31, 2016, respectively.  The maturity date was extended on March 25, 2014 from December 31, 2018 to December 31, 2021.  Interest and principal are payable at maturity. Our founder shall convert the notes into shares of common stock of our Class B partner, High Mesa, Inc. (“High Mesa”), upon certain conditions in the event of an initial public offering of High Mesa.

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

Interest on the Founder Notes amounted to $0.3 million for each of the three months ended March 31, 2017 and 2016.  Such amounts have been added to the balance of the Founder Notes.

Deferred financing costs. As of March 31, 2017,  we had $12.8 million of deferred financing costs related to the senior secured revolving credit facility and senior notes, which are being amortized over the respective terms of the related debt instrument. Deferred financing costs of $10.4 million related to the senior notes are netted with long-term debt on the consolidated balance sheet as of March 31, 2017.  Deferred financing costs of $2.4 million related to the credit facility are included in deferred financing costs, net on the consolidated balance sheets at March 31, 2017. Amortization of deferred financing costs recorded for the three months ended March 31, 2017 and 2016 was $1.0 million and $0.9 million, respectively.  These costs are included in interest expense on the consolidated statements of operations.

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

9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following provides the details of accounts payable and accrued liabilities (unaudited):

	March 31,	December 31,
	2017	2016

	(in thousands)
Capital expenditures	$29,019	$15,155
Revenues and royalties payable	14,491	12,187
Operating expenses/taxes	14,465	17,499
Interest	12,542	2,627
Compensation	5,277	5,302
Derivative settlement payable	571	1,126
Other	972	1,164
Total accrued liabilities	77,337	55,060
Accounts payable	37,859	29,174
Accounts payable and accrued liabilities	$115,196	$84,234

10. COMMITMENTS AND CONTINGENCIES

Contingencies

Environmental claims: Various landowners have sued us in lawsuits concerning several fields in which we have or historically had operations.  The lawsuits seek injunctive relief and other relief, including unspecified amounts in both actual and punitive damages for alleged breaches of mineral leases and alleged failure to restore the plaintiffs’ lands from alleged contamination and otherwise from our oil and natural gas operations. We are unable to express an opinion with respect to the likelihood of an unfavorable outcome of the various environmental claims or to estimate the amount or range of potential loss should the outcome be unfavorable. Therefore, we have not provided any material amounts for these claims in our consolidated financial statements at March 31, 2017.

Title/lease disputes: Title and lease disputes may arise in the normal course of our operations. These disputes are usually small but could result in an increase or decrease in reserves and/or other forms of settlement, such as cash, once a final resolution to the title dispute is made.

Litigation:  On April 13, 2005, Henry Sarpy and several other plaintiffs (collectively, “Plaintiffs”) filed a petition against Exxon, Extex, the Meridian Resource Company (“TMRC,” our wholly-owned subsidiary), and the State of Louisiana for contamination of their land in the New Sarpy and/or Good Hope Field in St. Charles Parish.  Plaintiffs claim they are owners of land upon which oil field waste pits containing dangerous and contaminating substances are located.  Plaintiffs alleged that they discovered in May 2004 that their property is contaminated with oil field wastes greater than represented by Exxon.  The property was originally owned by Exxon and was sold to TMRC.  TMRC subsequently sold the property to Extex. We have been defending this ongoing case and investigating the scope of the Plaintiffs’ alleged damage.  On April 14, 2015, TMRC entered into a Memorandum of Understanding with Exxon to settle the claims in this ongoing matter.  On July 10, 2015, the settlement and comprised agreements were finalized and signed by the Plaintiffs and Exxon.  On July 28, 2015, the State of Louisiana issued a letter of no objection to the settlement.  As of March 31, 2017, we have accrued approximately $3.2 million ($0.8 million in current liabilities and $2.4 million in other long-term liabilities) as the outcome of the litigation was deemed probable and estimable.    The settlement requires payment over the term of six years.

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

Performance appreciation rights:    In the third quarter of 2014, we adopted the Alta Mesa Holdings, LP Amended and Restated Performance Appreciation Rights Plan (the “Plan”), effective September 24, 2014.  The Plan is intended to provide incentive compensation to key employees and consultants who make significant contributions to the Company.  Under the Plan, participants are granted performance appreciation rights (“PARs”) with a stipulated initial designated value (“SIDV”).  The PARs vest over time (as specified in each grant, typically five years) and entitle the owner to receive a cash amount equal to the increase, if any, between the SIDV and the designated value of the PAR on the payment valuation date.  The payment valuation date is the earlier of a liquidity event (as defined in the Plan, but generally can be construed in accordance with the meaning of the term “change in control event”) or as selected by the participant, but no earlier than five years from the end of the year of the grant.  Both the initial designated value and the designated payment value of the PAR are determined by the Plan’s administrative committee, composed of members of our board of directors. In the case of a liquidity event, the designated value of all PARs is to be based on the net sale proceeds (as defined in the Plan) from the liquidity event.  After any payment valuation date, regardless of payment or none, vested PARs expire. During the first three months of 2017,  we granted 306,300 new PARs with a SIDV of $40 and terminated 500 PARs with a SIDV of $40, resulting in 881,100 PARs issued at a weighted average of $37.90 as of March 31, 2017. We are unable to express an opinion with respect to the likelihood of a qualifying liquidity event which would result in any payment under the Plan or to estimate any amount which may become payable under the Plan. We consider the possibility of payment at a fixed determination date absent a positive liquidity event to be remote.  Therefore, we have not provided any amount for this contingent liability in our consolidated financial statements at March 31, 2017 or December 31, 2016.

11. SIGNIFICANT RISKS AND UNCERTAINTIES

Our business makes us vulnerable to changes in wellhead prices of crude oil and natural gas. Historically, world-wide oil and natural gas prices and markets have been volatile, and may continue to be volatile in the future. In particular, the prices of oil and natural gas have been highly volatile and declined dramatically since the second half of 2014.  Although oil and natural gas prices have recently begun to recover from lows experienced since the decline in the second half of 2014, forecasted prices for both oil and natural gas continue to remain depressed.  The duration and magnitude of changes in oil and natural gas prices cannot be predicted.  Continued depressed oil and natural gas prices, further price declines or any other unfavorable market conditions could have a material adverse effect on our financial condition and on the carrying value of our proved oil and natural gas reserves.  Sustained low oil or natural gas prices may require us to write down the value of our oil and natural gas properties and/or revise our development plans, which may cause certain of our undeveloped well locations to no longer be deemed proved.  This could cause a reduction in the borrowing base under our credit facility to the extent that we are not able to replace the reserves that we produce.  Low prices may also reduce our cash available for distribution, acquisitions and for servicing our indebtedness.  We mitigate some of this vulnerability by entering into oil, natural gas and natural gas liquids price derivative contracts.  See Note 6.

12. PARTNERS’ CAPITAL

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

In connection with the sale of Series E preferred stock by our Class B partner, on February 24, 2017, our General Partner, High Mesa and all of our Class A limited partners entered into a Fifth Amended and Restated Limited Partnership Agreement, and the owners of the General Partner entered into a Fourth Amended and Restated Limited Liability Company Agreement to provide for the Series E preferred stock in the distribution formula and certain other provisions of the amended agreements.

Contribution, Distribution and Income Allocation:  All distributions under the partnership agreement shall first be made to holders of Class B units, until certain provisions are met.  After such provisions are met, distributions shall then be made to holders of Class A and Class B units pursuant to the distribution formulas set forth in the partnership agreement.

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

On December 31, 2016, High Mesa purchased from BCE-STACK Development LLC and contributed interest in 24 producing wells drilled under the joint development agreement to us.  High Mesa’s equity contribution was recorded at the fair value of the wells contributed of approximately $65.7 million and included contributed cash of $11.3 million, of which $7.9 million was collected during the first quarter of 2017.  There were no contributions during the first quarter of 2016.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. In addition, such analysis should be read in conjunction with the consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Annual Report”).  The following discussion and analysis contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the volatility of oil and natural gas prices, production timing and volumes, estimates of proved reserves, operating costs and capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below in “Cautionary Statement Regarding Forward-Looking Statements,” and in our 2016 Annual Report, particularly in the section titled “Risk Factors,” all of which are difficult to predict. As a result of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur.

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

•the amount of oil, natural gas and natural gas liquids we produce; and

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

Outlook, Market Conditions and Commodity Prices

Our revenue, profitability and future growth depend on many factors, particularly the prices of oil, natural gas and natural gas liquids, which are beyond our control.  The relatively low level of natural gas prices prompted our shift in emphasis to oil and natural gas liquids over the past several years.  Accordingly, the success of our business is significantly affected by the price of oil due to our current focus on development of oil reserves.  Oil prices are subject to significant changes.  Beginning in the third quarter of 2014, the price for oil began a dramatic decline, and current prices for oil are significantly less than they have been over the last several years.  Factors affecting the oil prices include worldwide economic conditions, including the European credit markets; geopolitical activities, including developments in the Middle East, South America, and elsewhere; worldwide supply conditions; weather conditions; actions taken by the Organization of Petroleum Exporting Countries; and the value of the U.S. dollar in international currency markets.  Sustained low prices for oil, natural gas and natural gas liquids could have a material adverse effect on our financial condition, the carrying value of our oil and natural gas properties, our proved reserves and our ability to finance operations, including the amount of our borrowing base under our senior secured revolving credit facility.

During the last twelve month period ended March 31, 2017, NYMEX West Texas Intermediate (“NYMEX WTI”) oil prices ranged from a high of $53.46 per Bbl in February 2017 to a low of $41.12 per Bbl in April 2016.  During the first quarter of 2017, NYMEX WTI prices averaged approximately $51.91 per Bbl compared to $33.45 per Bbl for the same period of 2016.  We received an average price of $49.62 per Bbl for the first quarter of 2017 before the effects of hedging.  NYMEX Henry Hub natural gas prices (“NYMEX HH”) have also been volatile and ranged from a high of $3.93 per MMBtu in January 2017 to a low of $1.90 in April 2016. We received an average price of $2.94 per Mcf for natural gas in the first quarter of 2017 before the effects of hedging.  As of May 2, 2017, NYMEX WTI was $47.66 per Bbl and NYMEX Henry Hub was $3.20.  Commodity prices remain volatile and unpredictable but have improved during 2017 compared to the first quarter of 2016.

We have increased our anticipated capital expenditures, including acquisitions, for 2017 to $290 million, which is 28% over the $226 million of capital expenditures, including acquisitions spent in 2016.  Additionally, we anticipate that up to an additional $101 million will be funded for 2017 drilling and completions activity in the STACK by BCE-STACK Development LLC (“BCE”) pursuant to our joint development agreement.  We have allocated approximately 95% of our 2017 capital expenditure to develop the STACK.  We anticipate operating up to eight drilling rigs by the end of 2017, which will result in drilling a total of approximately 150 gross wells in the STACK. Of the total anticipated gross wells to be drilled in 2017, we plan to drill approximately 42 gross wells as part of our joint development agreement with BCE.

Our derivative contracts are reported at fair value on our consolidated balance sheets and are sensitive to changes in the price of oil, natural gas and natural gas liquids. Changes in these derivative assets and liabilities are reported in our consolidated statements  of operations as gain / loss on derivative contracts, which include both the non-cash increase and decrease in the fair value of derivative contracts, as well as the effect of cash settlements of derivative contracts during the period. In the first three months of 2017, we recognized a net gain on our derivative contracts of $30.2 million, which includes $2.0 million in cash settlements paid on derivative contracts.  The objective of our hedging program is that, over time, the combination of settlement gains and losses from derivative contracts with ordinary oil, natural gas and natural gas liquids revenues will produce relative revenue stability. However, in the short term, both settlements and fair value changes in our derivative contracts can significantly impact our results of operations, and these gains and losses will continue to reflect changes in oil, natural gas and natural gas liquids prices.

As of March 31, 2017, we have hedged approximately 60%  of our forecasted production of proved developed producing reserves through 2019 at weighted average annual floor prices ranging from $3.14 per MMBtu to $4.50 per MMBtu for natural gas and $49.53 per Bbl to $51.67 per Bbl for oil.  If oil, natural gas and natural gas liquids prices decline for an extended period of time, we may be unable to replace expiring hedge contracts or enter new contracts for additional oil, natural gas and natural gas liquids production at favorable prices.

Depressed oil, natural gas and natural gas liquids prices have impacted our earnings by necessitating impairment write-downs in some of our oil and natural gas properties, either directly by decreasing the market values of the properties, or indirectly, by lowering rates of return on oil and natural gas development projects and increasing the chance of impairment write-downs.  We recorded non-cash impairment expenses of $1.2 million and $1.8 million for the three months ended March 31, 2017 and 2016, respectively.  In the first quarter of 2017 and 2016, write-downs were primarily due to downward revisions in proved reserves in some fields and the effects of decreased prices for oil, natural gas and natural gas liquids.  In the first quarter of 2017, our impairments were primarily related to our non-core areas.  Further declines in oil and/or natural gas prices may result in additional impairment expenses.

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

Operations Update

STACK, Oklahoma.    Our STACK properties consist largely of contiguous leased acreage primarily in Kingfisher County, Oklahoma, which is the eastern portion of the Anadarko Basin referred to as the STACK, an acronym describing both its location – Sooner Trend Anadarko Basin Canadian and Kingfisher County – and the multiple, stacked pay zones present in the area.  This continuously growing position is characterized by multiple productive zones located at total vertical depths between 4,000 feet and 8,000 feet.  The legacy operations within our acreage are primarily shallow-decline, long-lived oil fields developed on 80-acre vertical well spacing associated with waterfloods in the Oswego, Big Lime and Manning Limestones.  We continue to maintain production in these historical field pay zones.  More recently, our focus in the STACK has been to implement a multi-year, multi-rig program to develop the Mississippian-age Osage and Meramec formations underlying the waterflood zones, as well as the Pennsylvanian-age Oswego formation, using horizontal drilling and multi-stage hydraulic fracturing technology.

In the first quarter of 2017, we brought twenty-nine horizontal wells on production in the Osage and Meramec formations in the STACK.  Sixteen of the wells we brought on production during the first quarter of 2017 were funded through of our joint development agreement with BCE.  We had thirty-three horizontal wells in progress as of the end of the first quarter of 2017,  thirteen of which were funded through our joint development agreement with BCE.  Nine of the thirty-three horizontal wells in progress as of March 31, 2017, were on production subsequent to quarter end.

As of March 31, 2017, we had six drilling rigs operating in the STACK.  We plan to continue targeting the Mississippian-age Osage, Meramec, and Manning formations and the Pennsylvanian-age Oswego formation with horizontal drilling.  We will also participate in other horizontal wells as a non-operator, primarily targeting the Oswego Lime, Meramec and Osage.

Production from our STACK assets in the first quarter of 2017 was an average of approximately 19,300 BOE/day net to our interest, 70% oil and natural gas liquids, as compared to an average of approximately 11,000 BOE/day, 77% oil and natural gas liquids, in the first quarter of 2016.

Weeks Island Area.    The Weeks Island Area, located in Iberia and St. Mary Parish, Louisiana, contains our most significant conventional proved developed oil reserves and consists of the Weeks Island and Cote Blanche Island fields. The Weeks Island field, located in Iberia Parish, Louisiana, is a historically-prolific oil field with 55 potential pay zones that are structurally and stratigraphically trapped around a piercement salt dome, which we believe offer significant future opportunities for added production and reserves.  The Cote Blanche Island field, located near the Weeks Island field in St. Mary Parish, is also a salt dome structure.  The geology is similar to the Weeks Island field, and we anticipate that the same geologic interpretation methods and engineering development techniques could be utilized at the Cote Blanche field that were used at the Weeks Island field to increase reserves and production.

Production from the Weeks Island Area in the first quarter of 2017 was approximately 2,300 BOE/day, net to our interest, 96% oil, as compared to 4,100 BOE/day, 93% oil, for the first quarter of 2016.

Results of Operations: Three Months Ended March 31,  2017 v. Three Months Ended March 31, 2016

	Three Months Ended March 31,		Increase
	2017	2016	(Decrease)	% Change

	(in thousands, except average sales prices and unit costs)
Summary Operating Information:
Net Production:
Oil (MBbls)	1,196	1,024	172	17%
Natural gas (MMcf)	4,318	2,712	1,606	59%
Natural gas liquids (MBbls)	304	192	112	58%
Total oil equivalent (MBOE)	2,219	1,667	552	35%
Average daily oil production (MBOE per day)	24.7	18.3	6.4	35%
Average Sales Price:
Oil (per Bbl) including settlements of derivative contracts	$48.28	$53.21	$(4.93)	(9)%
Oil (per Bbl) excluding settlements of derivative contracts	49.62	30.51	19.11	63%
Natural gas (per Mcf) including settlements of derivative contracts	2.91	2.44	0.47	19%
Natural gas (per Mcf) excluding settlements of derivative contracts	2.94	1.73	1.21	70%
Natural gas liquids (per Bbl) including settlements of derivative contracts	24.32	11.26	13.06	116%
Natural gas liquids (per Bbl) excluding settlements of derivative contracts	25.08	10.99	14.09	128%
Combined (per BOE) including settlements of derivative contracts	35.00	37.94	(2.94)	(8)%
Combined (per BOE) excluding settlements of derivative contracts	35.89	22.81	13.08	57%
Hedging Activities:
Settlements of derivatives (paid) received, oil	$(1,599)	$23,237	$(24,836)	(107)%
Settlements of derivatives (paid) received, natural gas	(138)	1,940	(2,078)	(107)%
Settlements of derivatives (paid) received, natural gas liquids	(233)	52	(285)	(548)%
Summary Financial Information
Operating Revenues and Other
Oil	$59,345	$31,244	$28,101	90%
Natural gas	12,685	4,691	7,994	170%
Natural gas liquids	7,619	2,105	5,514	262%
Other revenues	116	127	(11)	(9)%
Gain on sale of assets	—	2,648	(2,648)	(100)%
Gain on derivative contracts	30,242	10,815	19,427	180%
Total Operating Revenues and Other	110,007	51,630	58,377	113%
Expenses
Lease and plant operating expense	17,736	17,125	611	4%
Marketing and transportation expense	6,043	1,415	4,628	327%
Production and ad valorem taxes	3,068	2,395	673	28%
Workover expense	1,383	1,397	(14)	(1)%
Exploration expense	8,142	3,286	4,856	148%
Depreciation, depletion, and amortization expense	24,804	21,493	3,311	15%
Impairment expense	1,220	1,764	(544)	(31)%
Accretion expense	572	539	33	6%
General and administrative expense	9,748	10,183	(435)	(4)%
Interest expense, net	12,091	16,189	(4,098)	(25)%
Provision for state income taxes	285	1	284	N/A
Net Income (Loss)	$24,915	$(24,157)	$49,072	203%
Average Unit Costs per BOE:
Lease and plant operating expense	$7.99	$10.27	$(2.28)	(22)%
Marketing and transportation expense	2.72	0.85	1.87	220%
Production and ad valorem tax expense	1.38	1.44	(0.06)	(4)%
Workover expense	0.62	0.84	(0.22)	(26)%
Exploration expense	3.67	1.97	1.70	86%
Depreciation, depletion and amortization expense	11.18	12.89	(1.71)	(13)%
General and administrative expense	4.39	6.11	(1.72)	(28)%

Revenues

Oil revenues in the three months ended March 31, 2017 increased $28.1 million, or 90%,  to $59.3 million from $31.2 million in the corresponding period in 2016. The increase in revenue was primarily attributable to an increase in average price as well as  an increase in production during the first quarter of 2017.   The average price of oil exclusive of derivative contract settlements increased  $19.11 per Bbl or 63% in the first quarter of 2017 compared to the first quarter of 2016, resulting in an increase in oil revenues of approximately $22.8 million. When including the effects of derivative contract settlements, the overall price decreased 9% from $53.21 per Bbl in the first quarter of 2016 to $48.28 per Bbl in the first quarter of 2017.  Production increased 172 MBbls,  resulting in an increase of $5.3 million in oil revenues.  The oil production volume increase is primarily due to new production from wells coming online in the STACK of 338 MBbls, partially offset by a decrease in production in the Weeks Island Area of 153 MBbls due to natural decline in production.

Natural gas revenues in the three months ended March 31, 2017 increased $8.0 million, or 170%, to $12.7 million from $4.7 million in the same period of 2016. The increase in natural gas revenue was primarily attributable to an increase in average price as well as an increase in production during the first quarter of 2017.  The average price of natural gas exclusive of derivative contract settlements increased $1.21 per Mcf in the first quarter of 2017, resulting in an increase in natural gas revenues of approximately $5.2 million.  When including the effects of derivative contract settlements, the overall price increased 19% from $2.44 per Mcf in the first quarter of 2016 to $2.91 per Mcf in the first quarter of 2017.  Production increased 1.6 Bcf resulting in an increase of $2.8 million in natural gas revenues. The natural gas volume increase is primarily due to new production from wells coming online in the STACK as natural gas is produced in association with oil.

Natural gas liquids revenues increased $5.5 million, or 262%, during the first quarter of 2017 to $7.6 million from $2.1 million in the same period in 2016. The increase in natural gas liquids revenue was attributable to an increase in higher average price as well as an increase in processed volumes during the first quarter of 2017.  The average price of natural gas liquids exclusive of derivative contract settlements increased $14.09 per Bbl or 128% in the first quarter of 2017 compared to the first quarter of 2016, resulting in an increase in natural gas liquids revenues of $4.3 million.  The overall price including derivative contract settlements increased 116% from $11.26 per Bbl in the first quarter of 2016 to $24.32 per Bbl in the first quarter of 2017.    Production increased 112 MBbls  from 192 MBbls to 304 MBbls, resulting in an increase of $1.2 million in natural gas liquids revenues. The natural gas liquids volume is predominately in the STACK where natural gas liquid processed volumes increased 106 MBbls.

Gain on sale of assets was a gain of $2.6 million in the first quarter of 2016, primarily related to the sale of non-core assets in Southeast Louisiana.

Gain on derivative contracts was a gain of $30.2 million in the first quarter of 2017 as compared to a gain of $10.8 million during the same period in 2016.  The fluctuation from period to period is due to the volatility of oil,  natural gas and natural gas liquids prices and changes in our outstanding hedge contracts during these periods.

Expenses

Lease and plant operating expense increased $0.6 million or 4% in the first quarter of 2017 as compared to the first quarter of 2016, to $17.7 million from $17.1 million.  In general, there was an increase in compression, repairs and maintenance and salt water disposal costs of $2.0 million partially offset by a decrease in field services and rental equipment of $1.4 million.  On a per unit basis, lease and plant operating expense  was  $7.99 per BOE and $10.27 per BOE in the first quarters  of 2017 and 2016, respectively.  The lease and plant operating expense on a per unit basis was lower in the first quarter of 2017 as compared to the first quarter of 2016 primarily due to an increase in production volumes while lease and plant operating expense remained relatively flat quarter over quarter.

Marketing and transportation expense increased $4.6 million to $6.0 million in the first quarter of 2017 as compared to $1.4 million in the first quarter of 2016.  The increase is primarily due to increased throughput for our properties in the STACK at the Kingfisher Midstream, LLC (“KFM”)  processing facility commissioned during the second quarter of 2016.  In addition, the increase is due to a higher marketing and transportation fee charged for utilizing a more efficient facility at the KFM plant.  On a per unit basis, marketing and transportation expense was $2.72 per BOE and $0.85 per BOE in the first quarters of 2017 and 2016, respectively.

Production and ad valorem taxes increased $0.7 million, or 28%, to $3.1 million in the first quarter of 2017, as compared to $2.4 million in the first quarter of 2016.  The increase is primarily due to an increase in production taxes as a result of the increase in oil and natural gas revenues.  Production taxes increased from $2.1 million for the first quarter of 2016 to $2.7 million for the first quarter of 2017.

Workover expense was $1.4 million for each of the first quarters of 2017 and 2016. This expense varies depending on activities in the field and is attributable to many different properties.

Exploration expense includes dry hole costs, the costs of our geology department, costs of geological and geophysical data, expired leases, plug and abandonment expenditures, and delay rentals.  Exploration expense increased from $3.3 million in the first quarter of 2016 to $8.1 million in the first quarter of 2017,  primarily due to an increase in expired leasehold and settlements of our asset retirement obligation in excess of our estimate of $4.3 million, and an increase in geologic and geophysical (“G&G”)  seismic expense of $0.7 million partially offset by a decrease in dry hole of $0.2 million.

Depreciation, depletion and amortization expense increased from $21.5 million in the first quarter of 2016 to $24.8 million in the first quarter of 2017. On a per unit basis, this expense decreased from $12.89 per BOE in the first quarter of 2016 to $11.18 per BOE in the first quarter of 2017.   Depreciation, depletion, and amortization is a function of capitalized costs of proved properties, proved reserves and production by field.  In addition, the impairment of proved properties in 2015 and the first half of 2016 lowered the depletable base and rate in the first quarter of 2017.  Furthermore, an increase in proved reserves contributed to the lower depletion rate in the first quarter of 2017.

Impairment expense decreased from $1.8 million in the first quarter of 2016 to $1.2 million in the first quarter of 2017. This expense varies with the results of exploratory and development drilling, as well as with well performance, declines in commodity price and other factors that may render some fields uneconomic, resulting in impairment.  Impairment expense in the first quarter of 2017 and 2016 were write-downs in non-core areas.

Accretion expense is related to our obligation for retirement of oil and natural gas wells and facilities. We record these liabilities when we place the assets in service, using discounted present values of the estimated future obligation. We then record accretion of the liabilities as they approach maturity. Accretion expense was $0.6 million for the first quarter of 2017 and $0.5 million for the first quarter of 2016.

General and administrative expense decreased $0.5 million in the first quarter of 2017 to $9.7 million from $10.2 million in the first quarter of 2016.  The decrease is primarily due to lower legal fees of $1.5 million, partially offset by an increase in information system and engineering consulting fees of $1.1 million.  On a per unit basis, general and administrative expenses were $4.39 per BOE and $6.11 per BOE in the first quarters of 2017 and 2016, respectively.    General and administrative expenses on a per unit basis was lower in the first quarter of 2017 as compared to the first quarter of 2016 primarily due to an increase in production volumes while general and administrative expense remained relatively flat quarter over quarter.

Interest expense, net decreased from $16.2 million in the first quarter of 2016 to $12.1 million in the  first quarter of 2017. Interest on our senior secured revolving credit facility decreased $0.4 million due to a lower outstanding balance and interest on our senior secured term loan decreased $2.7 million as we retired our $125 million secured term loan facility during the fourth quarter of 2016.  In addition, interest on our senior unsecured notes decreased $1.1 million due to the refinancing of our $450 million aggregate principal amount of 9.625% senior unsecured notes due 2018 by issuing $500 million aggregate principal amount of 7.875% senior unsecured notes due 2024.

Liquidity and Capital Resources

Our principal requirements for capital are to fund our day-to-day operations, exploration and development activities, and to satisfy our contractual obligations, primarily for the payment of debt interest and any amounts owed during the period related to our hedging positions.

Our 2017 capital budget is primarily focused on the development of our STACK play.  Currently, we plan to spend approximately $290 million in 2017, which includes acquisitions, of which over 95% is allocated to develop our STACK properties.  Additionally, we anticipate that up to an additional $101 million will be funded for 2017 drilling and completions activity in the STACK by BCE pursuant to our joint development agreement.  We have expended approximately $60.6 million of our capital budget through March 31, 2017.    Our future drilling plans, plans of our drilling operators and capital budgets are subject to change based upon various factors, some of which are beyond our control, including drilling results, oil, natural gas and natural gas liquids prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, actions of our operators, gathering system and pipeline transportation constraints and regulatory approvals. A deferral of planned capital expenditures, particularly with respect to drilling and completing new wells, could result in a reduction in anticipated production, revenues and cash flows. Additionally, if we curtail our drilling program, we may lose a portion of our acreage through lease expirations.  However, because a large percentage of our acreage is held by production, we have the ability to materially increase or decrease our drilling and recompletion budget in response to market conditions with decreased risk of losing significant acreage.  In addition, we may be required to reclassify some portion of our reserves currently booked as proved undeveloped reserves to no longer be proved reserves if such a deferral of planned capital expenditures means we will be unable to develop such reserves within five years of their initial booking.

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

As we execute our business strategy, we will continually monitor the capital resources available to meet future financial obligations and planned capital expenditures.  We believe our cash flows provided by operating activities, cash on hand and availability under our senior secured revolving credit facility will provide us with the financial flexibility and wherewithal to meet our cash requirements, including normal operating needs, and to pursue our currently planned 2017 development drilling activities.  However, future cash flows are subject to a number of variables, including the level of oil, natural gas and natural gas liquids production and prices, and significant additional capital expenditures will be required to more fully develop our properties and acquire additional properties.  We cannot make assurances that operational and other needed capital will be available on acceptable terms, or at all.

Senior Unsecured Notes

We have $500 million in aggregate principal amount of 7.875% senior unsecured notes (the “2024 Notes”) due December 15, 2024 that was issued at par during the fourth quarter of 2016.  Interest is payable semi-annually on June 15 and December 15 of each year, beginning June 15, 2017. At any time prior to December 15, 2019, we may, from time to time, redeem up to 35% of the aggregate principal amount of the 2024 Notes in an amount of cash not greater than the net cash proceeds from certain equity offerings at the redemption price of 107.875% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption, if at least 65% of the aggregate principal amount of the 2024 Notes remains outstanding after such redemption and the redemption occurs within 120 days of the closing date of such equity offering. At any time prior to December 15, 2019, we may, on any one or more occasions, redeem all or part of the 2024 Notes for cash at a redemption price equal to 100% of their principal amount of the 2024 Notes redeemed plus an applicable make-whole premium and accrued and unpaid interest, if any, to the date of redemption. Upon the occurrence of certain kinds of change of control, each holder of the 2024 Notes may require us to repurchase all or a portion of the 2024 Notes for cash at a price equal to 101% of the aggregate principal amount of the 2024 Notes, plus accrued and unpaid interest, if any, to the date of repurchase. On and after December 15, 2019, we may redeem the 2024 Notes, in whole or in part, at redemption prices (expressed as percentages of principal amount) equal to 105.906% for the twelve-month period beginning on December 15, 2019, 103.938% for the twelve-month period beginning on December 15, 2020, 101.969% for the twelve-month period beginning on December 15, 2021 and 100.000% beginning on December 15, 2022, plus accrued and unpaid interest, if any, to the date of redemption.

The 2024 Notes are fully and unconditionally guaranteed on a senior unsecured basis by each of our material subsidiaries, subject to certain customary release provisions. Accordingly, they will rank equal in right of payment to all of our existing and future senior indebtedness; senior in right of payment to all of our existing and future indebtedness that is expressly subordinated to the 2024 Notes or the respective guarantees; effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness, including amounts outstanding under our credit facility; and structurally subordinated to all existing and future indebtedness and obligations of any of our subsidiaries that do not guarantee the 2024 Notes.

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

The indenture governing the 2024 Notes includes covenants requiring us to maintain certain financial covenants including a current ratio and leverage ratio.  At March 31, 2017, we were in compliance with the covenants.

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

As of March 31, 2017, we have borrowed $95.7 million under the senior secured revolving credit facility and have $7.6 million of outstanding letters of credit reimbursement obligations.

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

The terms of the credit facility also restrict our ability to make distributions and investments.  As of March 31, 2017, the covenants of the Company’s senior secured revolving credit facility prohibit it from making any distributions.  At March 31, 2017, we were in compliance with the covenants.

Cash flow used in operating activities

Operating activities used cash of $4.1 million during the three months ended March 31, 2017 as compared to cash used by operating activities of $101.8 million during the comparable period in 2016, an increase of $97.7 million.  The increase in operating cash flows was attributable to various factors.  Cash-based items of net income (loss), including revenues (exclusive of unrealized commodity gains or losses), operating expenses and taxes, general and administrative expenses, and the cash portion of our interest expense, resulted in a net increase of approximately $9.9 million in the first three months of 2017.    Changes in restricted cash,

working capital and other assets and liabilities resulted in an increase of $87.8 million in the first three months of 2017 as compared to the corresponding period in 2016.

Cash flow used in investing activities

Investing activities used cash for capital expenditures for property and equipment of $60.6 million during the three months ended March 31, 2017 as compared to $44.4 million during the comparable period of 2016.

Cash flow provided by financing activities

Financing activities provided cash of $62.9 million during the three months ended March 31, 2017 as compared to $141.1 million during the comparable period in 2016.  During the first three months of 2017, we drew down $55.1 million on our credit facility and we paid $0.1 million of deferred financing costs related to our credit facility and senior notes.  In addition, we received $7.9 million in capital contributions from our Class B limited partner.  In the first quarter of 2016, we drew down $141.9 million on our credit facility and deposited the cash in a controlled account pursuant to the Thirteenth Amendment of our credit facility and we paid $0.8 million of deferred financing costs related to our credit facility.

Cautionary Statement Regarding Forward-Looking Statements

The information in this report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words “could”, “should”, “will”, “play”, “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included in our 2016 Annual Report and Part II, Item 1A of this report. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.

Forward-looking statements may include statements about our:

•	business strategy;
•	reserves quantities and the present value of our reserves;
•	exploration and drilling prospects, inventories, projects and programs;
•	our horizontal drilling, completion and production technology;
•	ability to replace the reserves we produce through drilling and property acquisitions;
•	financial strategy, liquidity and capital required for our development program;
•	future oil, and natural gas prices;
•	timing and amount of future production of oil and natural gas;
•	hedging strategy and results;
•	drilling and completion of wells, including statements about future horizontal drilling plans;
•	competition and government regulation;
•	ability to obtain permits and governmental approvals;
•	changes in the Oklahoma forced pooling system;
•	pending legal and environmental matters;
•	future drilling plans;
•	marketing of oil, natural gas and natural gas liquids;
•	leasehold or business acquisitions;
•	costs of developing our properties;
•	liquidity and access to capital;
•	ability to hire, train or retain qualified personnel;

•	general economic conditions;
•	future operating results, including initial production values and liquid yields in our type curve areas
•	the costs, terms and availability of gathering, processing, fractionation and other midstream services; and
•	plans, objectives, expectations and intentions contained in this report that are not historical.

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for and development, production, gathering and sale of oil, natural gas and natural gas liquids. These risks include, but are not limited to, commodity price volatility, low prices for oil, natural gas and/or natural gas liquids, global economic conditions, inflation, increased operating costs, lack of availability of drilling and production equipment, supplies, services and qualified personnel, uncertainties related to new technologies, geographical concentration of our operations, , environmental risks, weather risks, security risks, drilling and other operating risks, regulatory changes, the uncertainty inherent in estimating oil and natural gas reserves and in projecting future rates of production, reductions in cash flow, lack of access to capital, our ability to satisfy future cash obligations, restrictions in our debt agreements, the timing of development expenditures, managing our growth and integration of acquisitions, failure to realize expected value creation from property acquisitions, title defects, limited control over non-operated properties, and the other risks described under “Item 1A. Risk Factors” in our 2016 Annual Report and in this report.

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

Should one or more of the risks or uncertainties described in the  2016 Annual Report or this report occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

For information regarding our exposure to certain market risks, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management Activities—Commodity Derivative Instruments” and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our 2016 Annual Report. There have been no material changes to the disclosure regarding market risks other than as noted below. See Part I, Item 1, Notes  5 and 6 to our consolidated financial statements for a description of our outstanding derivative contracts at the most recent reporting date.

The fair value of our commodity derivative contracts at March 31, 2017 was a net asset of $7.3 million. A 10% increase or decrease in oil, natural gas and natural gas liquids prices with all other factors held constant would result in a decrease or increase, respectively, in the estimated fair value (generally correlated to our estimated future net cash flows from such instruments) of our commodity derivative contracts of approximately $25.3 million (decrease in value) or $24.0 million (increase in value), respectively, as of March 31, 2017.

We are subject to interest rate risk on our variable interest rate borrowings. Although in the past we have used interest rate swaps to mitigate the effect of fluctuating interest rates on interest expense, we currently have no open interest rate derivative contracts.  A 1% increase in interest rates would increase annual interest expense on our variable rate debt by approximately $1.0 million, based on the balance outstanding as of March 31, 2017.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

See Part I, Item 1, Note 10 to our consolidated financial statements entitled “Commitments and Contingencies,” which is incorporated in this item by reference.

ITEM 1A. Risk Factors

We are subject to certain risks and hazards due to the nature of the business activities we conduct. For a discussion of these risks, see “Item 1A. Risk Factors” in the 2016 Annual Report.  There have been no material changes with respect to the risk factors disclosed in the 2016 Annual Report during the quarter ended March 31, 2017.

ITEM 6. Exhibits

3.1*	Fifth Amended and Restated Limited Partnership Agreement of Alta Mesa Holdings, LP, dated as of February 24, 2017.

3.2*	Fourth Amended and Restated Limited Liability Company Agreement of Alta Mesa Holdings GP, LLC, dated as of February 24, 2017.

31.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

31.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

32.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101*	Interactive data files.

* filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ALTA MESA HOLDINGS, LP
(Registrant)

	By:	ALTA MESA HOLDINGS GP, LLC, its
May 11, 2017		general partner

	By:	/s/ Harlan H. Chappelle
Harlan H. Chappelle
May 11, 2017		President and Chief Executive Officer

	By:	/s/ Michael A. McCabe
Michael A. McCabe
Vice President and Chief Financial Officer