Form 10-Q
period 2017-06-30
Alta Mesa Holdings, LP
filed 2017-08-18
CIK 1518403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

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

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

ALTA MESA HOLDINGS, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2017	2016

	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,279	$7,185
Short-term restricted cash	805	433
Accounts receivable, net of allowance of $774 and $889, respectively	49,089	37,611
Other receivables	3,780	8,061
Receivables due from affiliate	1,688	8,883
Prepaid expenses and other current assets	1,899	3,986
Derivative financial instruments	15,002	83
Total current assets	77,542	66,242
PROPERTY AND EQUIPMENT
Oil and natural gas properties, successful efforts method, net	822,498	712,162
Other property and equipment, net	9,690	9,731
Total property and equipment, net	832,188	721,893
OTHER ASSETS
Investment in LLC — cost	9,000	9,000
Deferred financing costs, net	2,299	3,029
Notes receivable due from affiliate	10,393	9,987
Deposits and other long-term assets	16,707	2,977
Derivative financial instruments	8,873	723
Total other assets	47,272	25,716
TOTAL ASSETS	$957,002	$813,851
LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$130,225	$84,234
Advances from non-operators	3,165	4,058
Advances from related party	—	42,528
Asset retirement obligations	1,006	376
Derivative financial instruments	—	21,207
Total current liabilities	134,396	152,403
LONG-TERM LIABILITIES
Asset retirement obligations, net of current portion	60,663	61,128
Long-term debt, net	685,526	529,905
Notes payable to founder	27,556	26,957
Derivative financial instruments	—	4,482
Other long-term liabilities	7,154	6,870
Total long-term liabilities	780,899	629,342
TOTAL LIABILITIES	915,295	781,745
Commitments and Contingencies (Note 11)
PARTNERS' CAPITAL	41,707	32,106
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$957,002	$813,851

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTA MESA HOLDINGS, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

	(in thousands)
OPERATING REVENUES AND OTHER
Oil	$55,071	$43,843	$114,416	$75,087
Natural gas	13,136	5,796	25,821	10,487
Natural gas liquids	7,076	4,010	14,695	6,115
Other revenues	86	174	202	301
Total operating revenues	75,369	53,823	155,134	91,990
Gain on sale of assets	—	1,083	—	3,731
Gain on acquisition of oil and natural gas properties	1,626	—	1,626	—
Gain (loss) on derivative contracts	18,250	(38,293)	48,492	(27,478)
Total operating revenues and other	95,245	16,613	205,252	68,243
OPERATING EXPENSES
Lease and plant operating expense	16,597	13,452	34,333	30,577
Marketing and transportation expense	6,857	1,472	12,900	2,887
Production and ad valorem taxes	3,039	2,731	6,107	5,126
Workover expense	2,015	1,118	3,398	2,515
Exploration expense	6,265	3,428	14,407	6,714
Depreciation, depletion, and amortization expense	26,494	22,931	51,298	44,424
Impairment expense	27,904	11,555	29,124	13,319
Accretion expense	480	536	1,052	1,075
General and administrative expense	8,328	12,076	18,076	22,259
Total operating expenses	97,979	69,299	170,695	128,896
INCOME (LOSS) FROM OPERATIONS	(2,734)	(52,686)	34,557	(60,653)
OTHER INCOME (EXPENSE)
Interest expense	(12,879)	(17,672)	(25,219)	(34,067)
Interest income	299	227	548	433
Total other income (expense)	(12,580)	(17,445)	(24,671)	(33,634)
INCOME (LOSS) BEFORE STATE INCOME TAXES	(15,314)	(70,131)	9,886	(94,287)
Provision for state income taxes	—	106	285	107
NET INCOME (LOSS)	$(15,314)	$(70,237)	$9,601	$(94,394)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTA MESA HOLDINGS, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,601	$(94,394)
Adjustments to reconcile net (income) loss to net cash used in operating activities:
Depreciation, depletion, and amortization expense	51,298	44,424
Impairment expense	29,124	13,319
Accretion expense	1,052	1,075
Amortization of deferred financing costs	1,456	1,965
Amortization of debt discount	—	255
Dry hole expense	888	215
Expired leases	5,922	2,435
(Gain) loss on derivative contracts	(48,492)	27,478
Settlements of derivative contracts	254	65,991
Premium paid on derivative contracts	(520)	—
Interest converted into debt	599	600
Interest on notes receivable due from affiliates	(406)	(378)
Gain on sale of assets	—	(3,731)
Gain on acquisition of oil and natural gas properties	(1,626)	—
Changes in assets and liabilities:
Restricted cash	(372)	(121,935)
Accounts receivable	(11,478)	(6,927)
Other receivables	4,281	14,377
Receivables due from affiliate	(680)	(1,615)
Prepaid expenses and other non-current assets	(11,644)	(3,951)
Advances from related party	(42,528)	—
Settlement of asset retirement obligation	(977)	(741)
Accounts payable, accrued liabilities, and other liabilities	7,655	14,619
NET CASH USED IN OPERATING ACTIVITIES	(6,593)	(46,919)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property and equipment	(151,832)	(94,997)
Acquisitions	(6,251)	—
Proceeds from sale of property	—	1,358
NET CASH USED IN INVESTING ACTIVITIES	(158,083)	(93,639)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	165,065	141,935
Repayments of long-term debt	(10,000)	—
Additions to deferred financing costs	(170)	(799)
Capital contributions	7,875	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	162,770	141,136
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,906)	578
CASH AND CASH EQUIVALENTS, beginning of period	7,185	8,869
CASH AND CASH EQUIVALENTS, end of period	$5,279	$9,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTA MESA HOLDINGS, LP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  DESCRIPTION OF BUSINESS

Alta Mesa Holdings, LP and its subsidiaries (“we,” “us,” “our,” the “Company,” and “Alta Mesa”) is an independent exploration and production company engaged primarily in the acquisition, exploration, development, and production of oil and natural gas properties.   Our principal area of operation is in the eastern portion of the Anadarko Basin commonly referred to as the STACK.  The STACK is an acronym describing both its location – Sooner Trend Anadarko Basin Canadian and Kingfisher County – and the multiple, stacked productive formations present in the area.  Our operations also include other non-STACK oil and natural gas interests within the continental United States.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We have provided a discussion of significant accounting policies in Note 2 in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report”).  As of June 30, 2017,  our significant accounting policies are consistent with those discussed in Note 2 in the 2016 Annual Report.

Principles of Consolidation and Reporting

The condensed consolidated financial statements reflect our accounts after elimination of all significant intercompany transactions and balances. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual consolidated financial statements for the year ended December 31, 2016, which were filed with the Securities and Exchange Commission (the “SEC”) in our 2016 Annual Report.

The condensed consolidated financial statements included herein as of June 30, 2017, and for the three and six months ended June 30, 2017 and 2016, are unaudited, and in the opinion of management, the information furnished reflects all material adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of consolidated financial position and of the results of operations for the interim periods presented. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Certain reclassifications of prior period condensed consolidated financial statements have been made to conform to current reporting practices. The consolidated results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Reserve estimates significantly impact depreciation, depletion, and amortization expense and potential impairments of oil and natural gas properties and are subject to change based on changes in oil and natural gas prices and trends and changes in estimated reserve quantities. We analyze estimates, including those related to oil and natural gas reserves, oil and natural gas revenues, the value of oil and natural gas properties, bad debts, asset retirement obligations, derivative contracts, state taxes, and contingencies and litigation. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers.  The update provides guidance concerning the recognition, measurement and disclosure of revenue from contracts with customers.  Its objective is to increase the usefulness of information in the financial statements regarding the nature, timing and uncertainty of revenues.  ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2016. The standard is required to be adopted using either the full retrospective approach, with all prior periods presented adjusted, or the modified retrospective approach, with a cumulative adjustment to retained earnings on the opening balance sheet. In August 2015, the FASB issued ASU No. 2015-14, Deferral of the Effective Date (“ASU 2015-14”).  ASU 2015-14 deferred the effective date of the new revenue standard by one year, making it effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  We are in the process of assessing our contracts and evaluating the impact on the condensed consolidated financial statements.  We are continuing to evaluate the provisions of ASU 2014-09 as it relates to certain sales contracts, and in particular, as it relates to disclosure requirements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842)(“ASU 2016-02”), which supersedes ASC 840 “Leases” and creates a new topic, ASC 842 “Leases.” The amendments in this update require, among other things, that lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents a lessee's right to use, or control the use of, a specified asset for the lease term. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The amendments are effective for interim and annual reporting periods beginning after December 15, 2018. We enter into lease agreements to support our operations. These agreements are for leases on assets such as office space, vehicles, field services and equipment.  We continue to evaluate the impacts of the amendments to our financial statements and accounting practices for leases.    Although we are still in the process of evaluating the effect of adopting ASU 2016‑02, the adoption is expected to result in an increase in the assets and liabilities recorded on our condensed consolidated balance sheet.  We anticipate adoption of ASU 2016-02 effective January 1, 2019.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which is intended to reduce diversity in practice in how certain transactions are classified in the statements of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. The adoption of this guidance will not impact our financial position or results of operations but could result in presentation changes on our condensed consolidated statements of cash flows.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash (“ASU 2016-18”), which requires an entity to explain the changes in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents on the statements of cash flows and to provide a reconciliation of the totals in that statement to the related captions in the balance sheet when the cash, cash equivalents, restricted cash, and restricted cash equivalents are presented in more than one line item on the balance sheet. This ASU is effective for annual and interim periods beginning after December 15, 2017, and is required to be adopted using a retrospective approach, with early adoption permitted. The adoption of this guidance will not impact the Company’s financial position or results of operations but could result in presentation changes on its consolidated statements of cash flows.

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, which provides guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 requires entities to use a screen test to determine when an integrated set of assets and activities is not a business or if the integrated set of assets and activities needs to be further evaluated against the framework. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. We are currently evaluating the effect that adopting this guidance will have on our financial position, cash flows and results of operations.

3. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures and non-cash investing and financing activities are presented below:

	Six Months Ended June 30,
	2017	2016

	(in thousands)
Supplemental cash flow information:
Cash paid for interest	$23,452	$31,071
Cash paid for state income taxes	—	422
Non-cash investing and financing activities:
Change in asset retirement obligations	235	577
Asset retirement obligations assumed, purchased properties	89	—
Change in accruals or liabilities for capital expenditures	37,494	(4,869)

4. ACQUISITIONS

During the second quarter of 2017, we entered into a purchase and sale agreement with an unaffiliated third party to acquire certain oil and natural gas properties in Oklahoma.  The acquired oil and natural gas properties were primarily unproved leasehold in Oklahoma.  We made a deposit concurrently with the execution of the purchase and sale agreement of approximately $4.6 million, which is recorded in oil and natural gas properties on our condensed consolidated balance sheet as of June 30, 2017.  On July 7, 2017, we closed and funded the remaining purchase price of the acquisition for approximately $40.4 million, net of customary post-closing adjustments, with borrowings under our senior secured revolving credit facility.

In April 2017, we completed an acquisition of certain non-STACK proved oil and natural gas properties from Setanta Energy, LLC (“Setanta”) for a purchase price, net of customary purchase price adjustments, of approximately $0.9 million.  We funded the acquisition with borrowings under our senior secured revolving credit facility.  This purchase increases our working interest in various wells in which we already hold an interest.  The acquisition was accounted for using the acquisition method under ASC 805, “Business Combinations,” which requires acquired assets and liabilities to be recorded at fair value as of the acquisition date.

A summary of the consideration paid and the allocation of the total purchase price to the assets acquired and the liabilities assumed in the Setanta acquisition based on the preliminary fair value at the acquisition date are as follows:

(in thousands)
Summary of Consideration
Cash	$890
Total consideration paid	890

Summary of Purchase Price Allocation
Plus: fair value of liabilities assumed
Asset retirement obligations assumed	89
Total fair value liabilities assumed	89
Less: fair value of assets acquired
Proved oil and natural gas properties	2,605
Unproved oil and natural gas properties	—
Total fair value assets acquired	2,605

Bargain Purchase Gain	$(1,626)

The fair value of the net assets acquired was approximately $2.6 million.  As the fair value of the net assets acquired exceeded the total consideration paid, we recorded a bargain purchase gain of approximately $1.6 million.  The bargain purchase gain is reflected in gain on acquisition of oil and natural gas properties on our condensed consolidated statement of operations.

In accordance with ASC 805, the following unaudited pro forma results of operations for the six months ended June 30, 2017 and 2016 have been prepared to give effect to the Setanta acquisition on our condensed consolidated results of operations as if it had occurred on January 1, 2016.    Therefore, the bargain purchase gain on acquisition of $1.6 million has been included in pro forma income (loss) for the six months ended June 30, 2016.  The difference between the historical results of operations and the unaudited pro forma results of operations for the three months ended June 30, 2017 and 2016 was determined to be de minimus and therefore not provided.

	Total Operating	Income
	Revenues	(Loss)

	(in thousands)

Pro forma results of operations for the six months ended June 30, 2017	$155,474	$8,016
Pro forma results of operations for the six months ended June 30, 2016	$92,033	$(92,864)

This unaudited pro forma information has been derived from historical information and is for illustrative purposes only. The unaudited pro forma financial information does not attempt to predict or suggest future results. It also does not necessarily reflect what the historical results of the combined company would have been had the companies been combined during this period.

On December 31, 2016, our Class B partner, High Mesa, Inc. (“High Mesa”) purchased from BCE-STACK Development LLC (“BCE”) and contributed interests in 24 producing wells (the “Contributed Wells”) drilled under the joint development agreement to us.  The Company accounted for the Contributed Wells as a business combination in the prior year and the results of operations from the acquisition is reflected in the consolidated statement of operations for the three and six months ended June 30, 2017.  The difference between the historical results of operations and the unaudited pro forma results of operations for the three and six months ended June 30, 2016 was determined to be de minimus and therefore not provided.

5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30,	December 31,
	2017	2016

	(in thousands)
OIL AND NATURAL GAS PROPERTIES
Unproved properties	$102,922	$116,311
Accumulated impairment of unproved properties	(18,893)	(65)
Unproved properties, net	84,029	116,246
Proved oil and natural gas properties	1,814,057	1,611,249
Accumulated depreciation, depletion, amortization and impairment	(1,075,588)	(1,015,333)
Proved oil and natural gas properties, net	738,469	595,916
TOTAL OIL AND NATURAL GAS PROPERTIES, net	822,498	712,162
OTHER PROPERTY AND EQUIPMENT
Land	5,339	4,730
Office furniture and equipment, vehicles	20,135	19,446
Accumulated depreciation	(15,784)	(14,445)
OTHER PROPERTY AND EQUIPMENT, net	9,690	9,731
TOTAL PROPERTY AND EQUIPMENT, net	$832,188	$721,893

6. FAIR VALUE DISCLOSURES

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

Our senior notes are carried at historical cost, and we estimate the fair value of the senior notes for disclosure purposes. We have estimated the fair value of our $500 million senior notes payable to be $507.5 million at June 30, 2017.  This estimation is based on the most recent trading values of the senior notes at or near the reporting dates, which is a Level 1 determination. See Note 9 for information on long-term debt.

We utilize the modified Black-Scholes and the Turnbull Wakeman option pricing models to estimate the fair values of oil, natural gas and natural gas liquids derivative contracts. Inputs to these models include observable inputs from the New York Mercantile Exchange (“NYMEX”) for futures contracts, and inputs derived from NYMEX observable inputs, such as implied volatility of oil, natural gas and natural gas liquids prices. We have classified the fair values of all our oil, natural gas and natural gas liquids derivative contracts as Level 2.

Oil and natural gas properties are subject to impairment testing and potential impairment write down. Oil and natural gas properties with a carrying amount of $36.2 million were written down to their fair value of $7.1 million, resulting in an impairment charge of $29.1 million for the six months ended June 30, 2017.  For the six months ended June 30, 2016, oil and natural gas properties with a carrying amount of $27.5 million were written down to their fair value of $14.2 million, resulting in an impairment charge of $13.3 million. Oil and natural gas properties with a carrying amount of $32.8 million were written down to their fair value of $4.9 million, resulting in an impairment charge of $27.9 million for the three months ended June 30, 2017.  For the three months ended June 30, 2016, oil and natural gas properties with a carrying amount of $24.2 million were written down to their fair value of $12.6 million, resulting in an impairment charge of $11.6 million.  Significant Level 3 assumptions used in the calculation of estimated discounted cash flows in the impairment analysis included our estimate of future oil and natural gas prices, production costs, development expenditures, estimated timing of production of proved reserves, appropriate risk-adjusted discount rates, and other relevant data.

New additions to asset retirement obligations result from estimations for new properties, and fair values for them are categorized as Level 3. Such estimations are based on present value techniques that utilize company-specific information for such inputs as cost and timing of plugging and abandonment of wells and facilities. We recorded $0.7 million and $0.6 million in additions to asset retirement obligations measured at fair value during the six months ended June 30, 2017 and 2016,  respectively.

The following table presents information about our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

	Level 1	Level 2	Level 3	Total

	(in thousands)
At June 30, 2017:
Financial Assets:
Commodity derivative contracts	—	$36,073	—	$36,073
Financial Liabilities:
Commodity derivative contracts	—	$12,198	—	$12,198
At December 31, 2016:
Financial Assets:
Commodity derivative contracts	—	$15,773	—	$15,773
Financial Liabilities:
Commodity derivative contracts	—	$40,656	—	$40,656

The amounts above are presented on a gross basis.  Presentation on our consolidated balance sheets utilizes netting of assets and liabilities with the same counterparty where master netting agreements are in place. For additional information on derivative contracts, see Note 7.

7. DERIVATIVE FINANCIAL INSTRUMENTS

We account for our derivative contracts under the provisions of ASC 815, “Derivatives and Hedging.” We have entered into forward-swap contracts and collar contracts to reduce our exposure to price risk in the spot market for oil, natural gas and natural gas liquids. From time to time, we also utilize financial basis swap contracts, which address the price differential between market-wide benchmark prices and other benchmark pricing referenced in certain of our oil, natural gas and natural gas liquids sales contracts. Substantially all of our hedging agreements are executed by affiliates of our lenders under the senior secured revolving credit facility described in Note 9, and are collateralized by the security interests of the respective affiliated lenders in certain of our assets under the senior secured revolving credit facility. The contracts settle monthly and are scheduled to coincide with oil production equivalent to barrels (Bbl) per month, natural gas production equivalent to volumes in millions of British thermal units (MMBtu) per month, and natural gas liquids production to volumes in gallons (Gal) per month. The contracts represent agreements between us and the counterparties to exchange cash based on a designated price, or in the case of financial basis hedging contracts, based on a designated price differential between various benchmark prices. Cash settlement occurs monthly. No derivative contracts have been entered into for trading or speculative purposes.

From time to time, we enter into interest rate swap agreements with financial institutions to mitigate the risk of loss due to changes in interest rates.

We have not designated any of our derivative contracts as fair value or cash flow hedges.  Accordingly, we use mark-to-market accounting, recognizing changes in the fair value of derivative contracts in the condensed consolidated statements of operations at each reporting date.

Derivative contracts are subject to master netting arrangements and are presented on a net basis in the condensed consolidated balance sheets. This netting can cause derivative assets to be ultimately presented in a liability account on the condensed consolidated balance sheets. Likewise, derivative liabilities could be presented in a derivative asset account.

The following table summarizes the fair value and classification of our derivative instruments, none of which have been designated as hedging instruments under ASC 815:

Fair Values of Derivative Contracts:

	June 30, 2017
			Net Fair
	Gross	Gross amounts	Value of Assets
	Fair Value	offset against assets	presented in
Balance sheet location	of Assets	in the Balance Sheet	the Balance Sheet

	(in thousands)
Derivative financial instruments, current assets	$19,405	$(4,403)	$15,002
Derivative financial instruments, long-term assets	16,668	(7,795)	8,873
Total	$36,073	$(12,198)	$23,875

			Net Fair
	Gross	Gross amounts	Value of Liabilities
	Fair Value	offset against liabilities	presented in
Balance sheet location	of Liabilities	in the Balance Sheet	the Balance Sheet

	(in thousands)
Derivative financial instruments, current liabilities	$4,403	$(4,403)	$—
Derivative financial instruments, long-term liabilities	7,795	(7,795)	—
Total	$12,198	$(12,198)	$—

	December 31, 2016
			Net Fair
	Gross	Gross amounts	Value of Assets
	Fair Value	offset against assets	presented in
Balance sheet location	of Assets	in the Balance Sheet	the Balance Sheet

	(in thousands)
Derivative financial instruments, current assets	$3,296	$(3,213)	$83
Derivative financial instruments, long-term assets	12,477	(11,754)	723
Total	$15,773	$(14,967)	$806

			Net Fair
	Gross	Gross amounts	Value of Liabilities
	Fair Value	offset against liabilities	presented in
Balance sheet location	of Liabilities	in the Balance Sheet	the Balance Sheet

	(in thousands)
Derivative financial instruments, current liabilities	$24,420	$(3,213)	$21,207
Derivative financial instruments, long-term liabilities	16,236	(11,754)	4,482
Total	$40,656	$(14,967)	$25,689

The following table summarizes the effect of our derivative instruments in the condensed consolidated statements of operations:

Derivatives not	Three Months Ended		Six Months Ended
designated as hedging	June 30,		June 30,
instruments under ASC 815	2017	2016	2017	2016

	(in thousands)
Gain (loss) on derivative contracts
Oil commodity contracts	$16,451	$(31,517)	$42,537	$(23,371)

Natural gas commodity contracts	1,830	(6,584)	5,728	(3,770)

Natural gas liquids commodity contracts	(31)	(192)	227	(337)
Total gain (loss) on derivative contracts	$18,250	$(38,293)	$48,492	$(27,478)

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

We had the following open derivative contracts for crude oil at June 30, 2017:

OIL DERIVATIVE CONTRACTS

	Volume	Weighted	Range
Period and Type of Contract	in Bbls	Average	High	Low
2017
Price Swap Contracts	1,133,500	$50.39	$57.25	$46.00
Collar Contracts
Long Call Options	92,000	85.00	85.00	85.00
Short Call Options	989,000	60.47	85.00	54.40
Long Put Options	835,000	48.40	50.00	47.00
Short Put Options	713,000	36.97	40.00	35.00
2018
Price Swap Contracts	547,500	57.22	57.25	57.20
Collar Contracts
Long Call Options	365,000	54.00	54.00	54.00
Short Call Options	2,190,000	60.87	62.00	60.50
Long Put Options	1,825,000	50.00	50.00	50.00
Short Put Options	2,190,000	40.26	42.00	40.00
2019
Collar Contracts
Short Call Options	1,241,000	62.90	63.00	62.75
Long Put Options	1,241,000	50.00	50.00	50.00
Short Put Options	1,241,000	37.50	37.50	37.50

We had the following open derivative contracts for natural gas at June 30, 2017:

NATURAL GAS DERIVATIVE CONTRACTS

	Volume in	Weighted	Range
Period and Type of Contract	MMBtu	Average	High	Low
2017
Price Swap Contracts	922,500	$3.40	$3.40	$3.39
Collar Contracts
Short Call Options	6,072,000	3.65	4.11	3.25
Long Put Options	5,304,500	3.14	3.60	3.00
Long Call Options	615,000	2.95	2.95	2.95
Short Put Options	5,919,500	2.59	3.00	2.50
2018
Collar Contracts
Short Call Options	6,582,000	5.26	5.53	4.00
Long Put Options	5,925,000	4.43	4.50	3.60
Short Put Options	5,925,000	3.92	4.00	3.00

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

We had the following open derivative contracts for natural gas liquids at June 30, 2017:

NATURAL GAS LIQUIDS DERIVATIVE CONTRACTS

	Volume	Weighted	Range
Period and Type of Contract	in Gal	Average	High	Low
2017
Price Swap Contracts
Short Price Swaps	3,091,200	$0.47	$0.47	$0.47

We had the following open financial basis swaps at June 30, 2017:

BASIS SWAP DERIVATIVE CONTRACTS

						Weighted
						Average Spread
Volume in MMBtu (1)	Reference Price 1	Reference Price 2	Period			($ per MMBtu)
6,135,000	TEX/OKL Mainline (PEPL)	NYMEX Henry Hub	Jul'17	—	Dec '17	$(0.25)
5,910,000	TEX/OKL Mainline (PEPL)	NYMEX Henry Hub	Jan '18	—	Oct '18	(0.27)

(1)	Represents short swaps that fix the basis differentials between Tex/OKL Panhandle Eastern Pipeline (“PEPL”) Inside FERC (“IFERC”) and NYMEX Henry Hub.

8. ASSET RETIREMENT OBLIGATIONS

A summary of the changes in asset retirement obligations is included in the table below:

Six
Months Ended
June 30, 2017
(in thousands)
Balance, beginning of year	$61,504
Liabilities incurred	584
Liabilities assumed with acquired producing properties	89
Liabilities settled	(977)
Revisions to estimates	(583)
Accretion expense	1,052
Balance, June 30, 2017	61,669
Less: Current portion	1,006
Long-term portion	$60,663

The total revisions to estimates include approximately $0.3 million related to reduction to oil and natural gas properties for the six months ended June 30, 2017.

9. LONG-TERM DEBT, NET AND NOTES PAYABLE TO FOUNDER

Long-term debt, net and notes payable to founder consists of the following:

	June 30,	December 31,
	2017	2016

	(in thousands)
Senior secured revolving credit facility	$195,687	$40,622
7.875% senior unsecured notes due 2024	500,000	500,000
Unamortized deferred financing costs	(10,161)	(10,717)
Total long-term debt, net	$685,526	$529,905
Notes payable to founder	$27,556	$26,957

Senior Secured Revolving Credit Facility.  In November 2016, we entered into the Seventh Amended and Restated Credit Agreement (as amended, the “credit facility”) with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of banks.  On June 13, 2017, we entered into an Agreement and Amendment No. 2 (the “Second Amendment”) to the credit facility which, among other things: (a) increased our borrowing base from $287.5 million to $315.0 million until the next scheduled redetermination and (b) permits us to make a one-time cash distribution of no more than $1.0 million to a limited partner.  As of June 30, 2017, we had $195.7 million outstanding with $114.0 million of available borrowing capacity under the credit facility.  The letters of credit outstanding as of June 30, 2017 and December 31, 2016 were approximately $5.3 million and $7.6 million, respectively.  The borrowing base is currently $315.0 million and is redetermined semi-annually in May and November of each year.  The principal amount is payable on the maturity date of November 10, 2020.

The credit facility is secured by substantially all of our oil and natural gas properties and is based on our proved reserves and the value attributed to those reserves. We have a choice of borrowing in Eurodollars or at the “Reference Rate,” which is based on the prime rate of Wells Fargo Bank, National Association.  The credit facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus applicable margins ranging from 2.75% and 3.75% if our leverage ratio does not exceed 3.25 to 1.00, depending on the percentage of our borrowing based utilized, and ranging from 3.00% to 4.00% if our leverage ratio exceeds 3.25 to 1.00.  The Reference Rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s Reference Rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 1%, plus a margin ranging from 1.75% to 2.75% if our leverage ratio does not exceed 3.25 to 1.00, depending on the percentage of our borrowing base utilized, and ranging from 2.00% to 3.00% if our leverage ratio exceeds 3.25 to 1.00.  The weighted average and effective interest rate on outstanding borrowings was 5.90% as of June 30, 2017 and 4.00% as of December 31, 2016.

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

As of June 30, 2017, we were in compliance with all financial covenants of the credit facility.

Senior Unsecured Notes. We have $500 million in aggregate principal amount of 7.875% senior unsecured notes (the “senior notes”) due December 15, 2024 which were issued at par by the Company and our wholly owned subsidiary Alta Mesa Finance Services Corp. (collectively, the “Issuers”) during the fourth quarter of 2016.  Interest is payable semi-annually on June 15 and December 15 of each year, beginning June 15, 2017. At any time prior to December 15, 2019, we may, from time to time, redeem up to 35% of the aggregate principal amount of the senior notes in an amount of cash not greater than the net cash proceeds from certain equity offerings at the redemption price of 107.875% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption, if at least 65% of the aggregate principal amount of the senior notes remains outstanding after such redemption and the redemption occurs within 120 days of the closing date of such equity offering. At any time prior to December 15, 2019, we may, on any one or more occasions, redeem all or part of the senior notes for cash at a redemption price equal to 100% of their principal amount of the senior notes redeemed plus an applicable make-whole premium and accrued and unpaid interest, if any, to the date of redemption. Upon the occurrence of certain kinds of change of control, each holder of the senior notes may require us to repurchase all or a portion of the senior notes for cash at a price equal to 101% of the aggregate principal amount of the senior notes, plus accrued and unpaid interest, if any, to the date of repurchase. On and after December 15, 2019, we may redeem the senior notes, in whole or in part, at redemption prices (expressed as percentages of principal amount) equal to 105.906% for the twelve-month period beginning on December 15, 2019, 103.938% for the twelve-month period beginning on December 15, 2020, 101.969% for the twelve-month period beginning on December 15, 2021 and 100.000% beginning on December 15, 2022, plus accrued and unpaid interest, if any, to the date of redemption.

The senior notes are fully and unconditionally guaranteed on a senior unsecured basis by each of our material subsidiaries, subject to certain customary release provisions. Accordingly, they will rank equal in right of payment to all of our existing and future senior indebtedness; senior in right of payment to all of our existing and future indebtedness that is expressly subordinated to the senior notes or the respective guarantees; effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness, including amounts outstanding under our credit facility; and structurally subordinated to all existing and future indebtedness and obligations of any of our subsidiaries that do not guarantee the senior notes.

The senior notes contain certain covenants limiting the Issuers’ ability and the ability of the Restricted Subsidiaries (as defined in the indenture governing the senior notes (the “indenture”)) to, under certain circumstances, prepay subordinated indebtedness, pay distributions, redeem stock or make certain restricted investments; incur indebtedness; create liens on the Issuers’ assets to secure debt; restrict dividends, distributions or other payments; enter into transactions with affiliates; designate subsidiaries as unrestricted subsidiaries; sell or otherwise transfer or dispose of assets, including equity interests of restricted subsidiaries; effect a consolidation or merger; and change our line of business.

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

As of June 30, 2017, we were in compliance with the indentures governing the senior notes.

Notes Payable to Founder. We have notes payable to our founder (“Founder Notes”) that bear simple interest at 10% with a balance of $27.6 million and $27.0 million at June 30, 2017 and December 31, 2016, respectively.  The maturity date was extended on March 25, 2014 from December 31, 2018 to December 31, 2021.  Interest and principal are payable at maturity. Our founder shall convert the notes into shares of common stock of High Mesa upon certain conditions, in the event of a liquidity event as defined Note 13.

These Founder Notes are unsecured and subordinate to all debt. In connection with the March 25, 2014 recapitalization of our Class B partner, the Founder Notes were amended and restated to subordinate them to the paid in kind (“PIK”) notes of our Class B partner.  The Founder Notes were also subordinated to the rights of the holders of Class B units to receive distributions under our partnership agreement and subordinated to the rights of the holders of certain equity interests to receive payments.

Interest on the Founder Notes amounted to $0.6 million for each of the six months ended June 30, 2017 and 2016 and $0.3 million for each of the three months ended June 30, 2017 and 2016.  Such amounts have been added to the balance of the Founder Notes.

Deferred financing costs. As of June 30, 2017, we had $12.5 million of deferred financing costs related to the credit facility and senior notes, which are being amortized over the respective terms of the related debt instrument. Deferred financing costs of $10.2 million related to the senior notes are netted with long-term debt on the condensed consolidated balance sheet as of June 30, 2017.  Deferred financing costs of $2.3 million related to the credit facility are included in deferred financing costs, net on the condensed consolidated balance sheets at June 30, 2017.  Amortization of deferred financing costs recorded for the six months ended June 30, 2017 and 2016 was $1.5 million and $2.0 million, respectively.  Amortization of deferred financing costs recorded for each of the three months ended June 30, 2017 and 2016 was $0.5 million and $1.0 million, respectively.  The amortization of these costs are included in interest expense on the condensed consolidated statements of operations.

The credit facility and the senior notes contain customary events of default.  If an event of default occurs and is continuing, the holders of such indebtedness may elect to declare all the funds borrowed to be immediately due and payable with accrued and unpaid interest.  Borrowings under other debt instruments that contain cross-acceleration or cross-default provisions may also be accelerated and become due and payable.

10. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following provides the details of accounts payable and accrued liabilities:

	June 30,	December 31,
	2017	2016

	(in thousands)
Capital expenditures	$57,268	$15,155
Revenues and royalties payable	20,559	12,187
Operating expenses/taxes	18,193	17,499
Interest	2,334	2,627
Compensation	3,208	5,302
Derivative settlement payable	208	1,126
Other	631	1,164
Total accrued liabilities	102,401	55,060
Accounts payable	27,824	29,174
Accounts payable and accrued liabilities	$130,225	$84,234

11. COMMITMENTS AND CONTINGENCIES

Contingencies

Environmental claims: Various landowners have sued us in lawsuits concerning several fields in which we have or historically had operations.  The lawsuits seek injunctive relief and other relief, including unspecified amounts in both actual and punitive damages for alleged breaches of mineral leases and alleged failure to restore the plaintiffs’ lands from alleged contamination and otherwise from our oil and natural gas operations. We are unable to express an opinion with respect to the likelihood of an unfavorable outcome of the various environmental claims or to estimate the amount or range of potential loss should the outcome be unfavorable. Therefore, we have not provided any material amounts for these claims in our condensed consolidated financial statements at June 30, 2017.

Title/lease disputes: Title and lease disputes may arise in the normal course of our operations. These disputes are usually small but could result in an increase or decrease in reserves and/or other forms of settlement, such as cash, once a final resolution to the title dispute is made.

Litigation:  On April 13, 2005, Henry Sarpy and several other plaintiffs (collectively, “Plaintiffs”) filed a petition against Exxon, Extex, The Meridian Resource Corporation (“TMRC,” our wholly-owned subsidiary), and the State of Louisiana for contamination of their land in the New Sarpy and/or Good Hope Field in St. Charles Parish.  Plaintiffs claimed they are owners of land upon which oil field waste pits containing dangerous and contaminating substances are located.  Plaintiffs alleged that they discovered in May 2004 that their property is contaminated with oil field wastes greater than represented by Exxon.  The property was originally owned by Exxon and was sold to TMRC.  TMRC subsequently sold the property to Extex.  On April 14, 2015, TMRC entered into a Memorandum of Understanding with Exxon to settle the claims in this ongoing matter.  On July 10, 2015, the settlement and comprised agreements were finalized and signed by the Plaintiffs and Exxon.  On July 28, 2015, the State of Louisiana issued a letter of no objection to the settlement.  As of June 30, 2017, we have accrued approximately $3.2 million ($0.8 million in current liabilities and $2.4 million in other long-term liabilities) as the outcome of the litigation was deemed probable and estimable.    The settlement requires payment over the term of six years.

On January 25, 2017, Bollenbach Enterprises Limited Partnership filed a class action petition in Kingfisher County, Oklahoma against Oklahoma Energy Acquisitions, LP, our wholly-owned subsidiary (“OEA”), Alta Mesa Services, LP, our wholly-owned subsidiary (“AMS”), and the Company (collectively, the “AMH Parties”) claiming royalty underpayment or non-payment of royalty.  The suit against the AMH Parties alleges that the AMH Parties made improper deductions that resulted in underpayment of royalties on natural gas and/or constituents of the gas stream produced from wells.  The case was moved to federal court and stayed by the court pending the parties’ efforts to settle the case.  In June 2017, the court administratively closed the case following mediation.  Class settlement requires approval of the court after certain lengthy notice periods.  We believe losses are probable in connection with this litigation; however, we have not accrued a loss contingency because we are currently unable to reasonably estimate an amount or range of loss.

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

Performance appreciation rights:    In the third quarter of 2014, we adopted the Alta Mesa Holdings, LP Amended and Restated Performance Appreciation Rights Plan (the “Plan”), effective September 24, 2014.  The Plan is intended to provide incentive compensation to key employees and consultants who make significant contributions to the Company.  Under the Plan, participants are granted performance appreciation rights (“PARs”) with a stipulated initial designated value (“SIDV”).  The PARs vest over time (as specified in each grant, typically five years) and entitle the owner to receive a cash amount equal to the increase, if any, between the SIDV and the designated value of the PAR on the payment valuation date.  The payment valuation date is the earlier of a liquidity event (as defined in the Plan, but generally can be construed in accordance with the meaning of the term “change in control event”) or as selected by the participant, but no earlier than five years from the end of the year of the grant.  Both the initial designated value and the designated payment value of the PAR are determined by the Plan’s administrative committee, composed of members of our board of directors. In the case of a liquidity event, the designated value of all PARs is to be based on the net sale proceeds (as defined in the Plan) from the liquidity event.  After any payment valuation date, regardless of payment or none, vested PARs expire. During the first six months of 2017,  we granted 308,800 new PARs with a SIDV of $40 and terminated 500 PARs with a SIDV of $40, resulting in 884,200 PARs issued at a weighted average of $37.91 as of June 30, 2017. We are unable to express an opinion with respect to the likelihood of a qualifying liquidity event which would result in any payment under the Plan or to estimate any amount which may become payable under the Plan. We consider the possibility of payment at a fixed determination date absent a positive liquidity event to be remote.  Therefore, we have not provided any amount for this contingent liability in our condensed consolidated financial statements at June 30, 2017 or December 31, 2016.

12. SIGNIFICANT RISKS AND UNCERTAINTIES

Our business makes us vulnerable to changes in wellhead prices of crude oil and natural gas. Historically, world-wide oil and natural gas prices and markets have been volatile, and may continue to be volatile in the future. In particular, the prices of oil and natural gas have been highly volatile and declined dramatically since the second half of 2014.  Although oil and natural gas prices have recently begun to recover from lows experienced since such decline, forecasted prices for both oil and natural gas continue to remain depressed.  The duration and magnitude of changes in oil and natural gas prices cannot be predicted.  Continued depressed oil and natural gas prices, further price declines or any other unfavorable market conditions could have a material adverse effect on our financial condition and on the carrying value of our proved oil and natural gas reserves.  Sustained low oil or natural gas prices may require us to write down the value of our oil and natural gas properties and/or revise our development plans, which may cause certain of our undeveloped well locations to no longer be deemed proved.  This could cause a reduction in the borrowing base under our credit facility to the extent that we are not able to replace the reserves that we produce.  Low prices may also reduce our cash available for distribution, acquisitions and for servicing our indebtedness.  We mitigate some of this vulnerability by entering into oil, natural gas and natural gas liquids price derivative contracts.  See Note 7.

13. PARTNERS’ CAPITAL

Management and Control:  Our business and affairs are managed by Alta Mesa Holdings GP, LLC, our general partner (“General Partner”). With certain exceptions, the General Partner may not be removed except for the reasons of “cause,” which are defined in our  partnership agreement.  Our partnership agreement provides for two classes of limited partners.  Class A partners include our founder and other parties.  Our sole Class B partner is High Mesa.  The Class B partner has certain approval rights, generally over capital plans and significant transactions in the areas of finance, acquisition, and divestiture.

In connection with the sale of Series E preferred stock by our Class B partner on February 24, 2017, our General Partner, High Mesa and all of our Class A limited partners entered into a Fifth Amended and Restated Limited Partnership Agreement, and the owners of the General Partner entered into a Fourth Amended and Restated Limited Liability Company Agreement to provide for the Series E preferred stock in the distribution formula and certain other provisions of the amended agreements.

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

On December 31, 2016, High Mesa purchased from BCE and contributed interest in 24 producing wells drilled under the joint development agreement to us.  High Mesa’s equity contribution was recorded at the fair value of the wells contributed of approximately $65.7 million and included contributed cash of $11.3 million, of which $7.9 million was collected during the first quarter of 2017.  There were no contributions during the first half of 2016.

14. SUBSIDIARY GUARANTORS

All of our material wholly-owned subsidiaries are guarantors under the terms of our senior notes and our credit facility. Our condensed consolidated financial statements reflect the financial position of these subsidiary guarantors. The parent company, Alta Mesa Holdings, LP, has no independent operations, assets, or liabilities. The guarantees are full and unconditional (except for customary release provisions) and joint and several.  Those subsidiaries which are not wholly owned and are not guarantors and are minor. There are no restrictions on dividends, distributions, loans, or other transfers of funds from the subsidiary guarantors to the parent company.

15.  SUBSEQUENT EVENT

Alta Mesa Contribution Agreement.    On August 16, 2017, we entered into a Contribution Agreement (the “Contribution Agreement”) with Silver Run Acquisition Corporation II, a Delaware corporation (“SRII”), High Mesa Holdings, LP, a Delaware limited partnership (the “AM Contributor”), High Mesa Holdings GP, LLC, a Texas limited liability company, our General Partner and solely for certain provisions therein, the equity owners of AM Contributor.  Pursuant to the Contribution Agreement, SRII will acquire from the AM Contributor (i) all of its limited partner interest in the Company and (ii) 100% of the economic interests and 90% of the voting interests in our General Partner.  In return, the AM Contributor will receive: (i) 220,000,000 common units as adjusted of SRII Opco, LP, a Delaware limited partnership and wholly owned subsidiary of SRII; (ii) $400 million in cash, which shall be contributed to us; and (iii) up to $800 million in earn-out consideration in the form of common units of SRII Opco, LP (the “Earn-out Consideration”).  The Earn-out Consideration will be paid as set forth below if the 20-day volume-weighted average price (“VWAP”) of the Class A Common Stock of SRII (the “Class A Common Stock”) equals or exceeds the following prices:

20-Day
VWAP	Earn-Out Consideration
$14.00	10,714,285 Common Units
$16.00	9,375,000 Common Units
$18.00	13,888,889 Common Units
$20.00	12,500,000 Common Units

Additionally, the AM Contributor will purchase non-economic capital stock of SRII, dedicated as Class C Common Stock (“Class C Common Stock”).  The common units of SRII Opco, LP and corresponding Class C Common Stock are redeemable for Class A Common Stock beginning 180 days after the closing.

The Contribution Agreement contains customary representations and warranties and pre-closing covenants, with the representations and warranties not survive the closing.  Additionally, we have agreed to transfer to the AM Contributor prior to closing all assets and liabilities related to the non-STACK assets.  The closing of the Contribution Agreement is subject to (i) the approval of the SRII stockholders, (ii) the simultaneous closing of the contribution agreement by and among SRII, KFM Holdco, LLC, Kingfisher Midstream, LLC, a Delaware limited liability company (“Kingfisher”) and the equity owners party thereto pursuant to which SRII will acquire 100% of the outstanding membership interests in Kingfisher, (iii) a SRII Opco, LP leverage ratio of less than 1.5x, (iv) certain regulatory approvals and (v) the satisfaction or waiver of other customary closing conditions.  The Contribution Agreement also contains certain customary termination rights, including if the transaction is not consummated by February 28, 2018.

Sixth Amended and Restated Agreement of Limited Partnership.    On August 16, 2017, our General Partner, the AM Contributor and Riverstone VI Alta Mesa Holdings, L.P., a Delaware limited partnership  (the “RS Contributor”) entered into a Sixth Amended and Restated Agreement of Limited Partnership (the “Amended Partnership Agreement”).  The Amended Partnership Agreement reflects, among other things, certain changes in the ownership of the Company, and provides for certain preemptive rights, tag-along rights, and drag-along rights for the limited partners.  In connection with Amended Partnership Agreement, the existing limited partners of the Company transferred their interests in the Company to the AM Contributor.  The Amended Partnership Agreement also reflects the admission of the RS Contributor and the AM Contributor to the Company as limited partners, and provides for certain distribution rights for the Class A and Class B Limited Partners (as defined therein) with respect to the STACK and non-STACK assets.

The RS Contributor was admitted as a limited partner in connection with its $200 million capital contribution to us on August 17, 2017, in exchange for limited partner interests in Alta Mesa.  We used all of the capital contribution to pay down our senior secured revolving credit facility.

Fifth Amended and Restated Limited Liability Company Agreement.   On August 16, 2017, the owners of our General Partner entered into a Fifth Amended and Restated Limited Liability Company Agreement, which was amended to, among other things, show certain changes in the ownership of our General Partner and reflect that the holders of Class A Units (as defined therein) are entitled to 100% of the economic rights with respect to our General Partner and the holders of Class B Units (as defined therein) are entitled to 100% of the voting rights with respect to our General Partner.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. In addition, such analysis should be read in conjunction with the consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Annual Report”).  The following discussion and analysis contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the volatility of oil and natural gas prices, production timing and volumes, estimates of proved reserves, operating costs and capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below in “Cautionary Statement Regarding Forward-Looking Statements,” and in our 2016 Annual Report, particularly in the section titled “Risk Factors,” all of which are difficult to predict. As a result of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur.

Overview

We have been engaged in the onshore oil and natural gas acquisition, exploitation, exploration and production in the United States since 1987.  Currently, we are focusing on the development and acquisition of unconventional oil and natural gas reserves in the STACK.  We have transitioned our focus from our diversified asset base composed of a portfolio of conventional assets to an oil and liquids-rich resource play in the STACK with an extensive inventory of drilling opportunities.  The STACK is a prolific hydrocarbon system with high oil and liquids-rich natural gas content, multiple horizontal target horizons, extensive production history and historically high drilling success rates.    The STACK is an acronym describing both its location – Sooner Trend Anadarko Basin Canadian and Kingfisher County – and the multiple, stacked productive formations present in the area.  We maintain operational control of the majority of our properties, either through directly operating them or through operating arrangements with other interest owners.

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

Recent developments

On August 16, 2017, we entered into a Contribution Agreement (the “Contribution Agreement”) with Silver Run Acquisition Corporation II, a Delaware corporation (“SRII”), High Mesa Holdings, LP, a Delaware limited partnership (the “AM Contributor”), High Mesa Holdings GP, LLC, a Texas limited liability company, our General Partner and solely for certain provisions therein, the equity owners of AM Contributor.  Pursuant to the Contribution Agreement, SRII will acquire from the AM Contributor (i) all of its limited partner interest in the Company and (ii) 100% of the economic interests and 90% of the voting interests in our General Partner.  In return, the AM Contributor will receive: (i) 220,000,000 common units as adjusted of SRII Opco, LP, a Delaware limited partnership and wholly owned subsidiary of SRII; (ii) $400 million in cash, which shall be contributed to us; and (iii) up to $800 million in earn-out consideration in the form of common units of SRII Opco, LP (the “Earn-out Consideration”).  The Earn-out Consideration will be paid as set forth below if the 20-day volume-weighted average price (“VWAP”) of the Class A Common Stock of SRII (the “Class A Common Stock”) equals or exceeds the following prices:

20-Day
VWAP	Earn-Out Consideration
$14.00	10,714,285 Common Units
$16.00	9,375,000 Common Units
$18.00	13,888,889 Common Units
$20.00	12,500,000 Common Units

Additionally, the AM Contributor will purchase non-economic capital stock of SRII, dedicated as Class C Common Stock (“Class C Common Stock”).  The common units of SRII Opco, LP and corresponding Class C Common Stock are redeemable for Class A Common Stock beginning 180 days after the closing.

The Contribution Agreement contains customary representations and warranties and pre-closing covenants, with the representations and warranties not survive the closing.  Additionally, we have agreed to transfer to the AM Contributor prior to closing all assets and liabilities related to the non-STACK assets.  The closing of the Contribution Agreement is subject to (i) the approval of the SRII stockholders, (ii) the simultaneous closing of the contribution agreement by and among SRII, KFM Holdco, LLC, Kingfisher Midstream, LLC, a Delaware limited liability company (“Kingfisher”) and the equity owners party thereto pursuant to which SRII will acquire 100% of the outstanding membership interests in Kingfisher, (iii) a SRII Opco, LP leverage ratio of less than 1.5x, (iv) certain regulatory approvals and (v) the satisfaction or waiver of other customary closing conditions.  The Contribution Agreement also contains certain customary termination rights, including if the transaction is not consummated by February 28, 2018.

The foregoing summary of the material terms of the Contribution Agreement does not purport to be complete and is qualified in its entirety by reference to the Contribution Agreement, which was filed as Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on August 17, 2017. The Contribution Agreement is filed herewith to provide investors with information regarding their respective terms, and are not intended to provide any other factual information about the parties. In particular, the assertions embodied in the representations and warranties contained in the Contribution Agreement were made as of the date of the Contribution Agreement only and are qualified by information in confidential disclosure schedules provided by the parties to each other in connection with the signing of the Contribution Agreement. These disclosure schedules contain information that modifies, qualifies and creates exceptions to the representations and warranties set forth in the Contribution Agreement. Moreover, certain representations and warranties in the Contribution Agreement may have been used for the purpose of allocating risk between the parties rather than establishing matters of fact. Accordingly, you should not rely on the representations and warranties in the Contribution Agreement as characterizations of the actual statements of fact about the parties.

Sixth Amended and Restated Agreement of Limited Partnership.    On August 16, 2017, our General Partner, the AM Contributor and Riverstone VI Alta Mesa Holdings, L.P., a Delaware limited partnership  (the “RS Contributor”) entered into a Sixth Amended and Restated Agreement of Limited Partnership (the “Amended Partnership Agreement”).  The Amended Partnership Agreement reflects, among other things, certain changes in the ownership of the Company, and provides for certain preemptive rights, tag-along rights, and drag-along rights for the limited partners.  In connection with Amended Partnership Agreement, the existing limited partners of the Company transferred their interests in the Company to the AM Contributor.  The Amended Partnership Agreement also reflects the admission of the RS Contributor and the AM Contributor to the Company as limited partners, and provides for certain distribution rights for the Class A and Class B Limited Partners (as defined therein) with respect to the STACK and non-STACK assets.

The RS Contributor was admitted as a limited partner in connection with its $200 million capital contribution to us on August 17, 2017, in exchange for limited partner interests in Alta Mesa.  We used all of the capital contribution to pay down our senior secured revolving credit facility.

Fifth Amended and Restated Limited Liability Company Agreement.   On August 16, 2017, the owners of our General Partner entered into a Fifth Amended and Restated Limited Liability Company Agreement, which was amended to, among other things, show certain changes in the ownership of our General Partner and reflect that the holders of Class A Units (as defined therein) are entitled to 100% of the economic rights with respect to our General Partner and the holders of Class B Units (as defined therein) are entitled to 100% of the voting rights with respect to our General Partner.

Outlook, Market Conditions and Commodity Prices

Our revenue, profitability and future growth rate depend on many factors, particularly the prices of oil, natural gas and natural gas liquids, which are beyond our control.  The relatively low level of natural gas prices prompted our shift in emphasis to oil and natural gas liquids over the past several years.  Accordingly, the success of our business is significantly affected by the price of oil due to our current focus on development of oil reserves.  Oil prices are subject to significant changes.  Beginning in the third quarter of 2014, the price for oil began a dramatic decline, and current prices for oil are significantly less than they have been historically.  Factors affecting the oil prices include worldwide economic conditions, including the European credit markets; geopolitical activities, including developments in the Middle East, South America, and elsewhere; worldwide supply conditions; weather conditions; actions taken by the Organization of Petroleum Exporting Countries; and the value of the U.S. dollar in international currency markets.  Sustained low prices for oil, natural gas and natural gas liquids could have a material adverse effect on our financial condition, the carrying value of our oil and natural gas properties, our proved reserves and our ability to finance operations, including the amount of our borrowing base under our senior secured revolving credit facility.

During the twelve month period ended June 30, 2017, NYMEX West Texas Intermediate (“NYMEX WTI”) oil prices ranged from a high of $53.46 per Bbl in February 2017 to a low of $44.80 per Bbl in August 2016.  During the second quarter of 2017, NYMEX WTI prices averaged approximately $48.28 per Bbl compared to $45.59 per Bbl for the same period of 2016.  We received an average price of $47.18 per Bbl for the second quarter of 2017 before the effects of hedging.  NYMEX Henry Hub natural gas prices (“NYMEX HH”) have also been volatile and ranged from a high of $3.93 per MMBtu in January 2017 to a low of $2.63 in March 2017. We received an average price of $2.64 per Mcf for natural gas in the second quarter of 2017 before the effects of hedging.  On August 1, 2017, NYMEX WTI was $49.16 per Bbl and NYMEX HH was $2.82 per Mcf.  Commodity prices remain volatile and unpredictable but have improved during 2017 compared to the second half of 2016.

We have increased our anticipated capital expenditures, including acquisitions, for 2017 to $290 million, which is 28% over the $226 million of capital expenditures, including acquisitions made in 2016.  Additionally, we anticipate that up to an additional $101 million will be funded for 2017 drilling and completions activity in the STACK by BCE-STACK Development LLC (“BCE”) pursuant to our joint development agreement.  We have allocated approximately 95% of our 2017 capital expenditure to develop the STACK.  We anticipate operating up to seven drilling rigs by the end of 2017, which will result in drilling a total of approximately 150 gross wells in the STACK in 2017. Of the total anticipated gross wells to be drilled in 2017, we plan to drill approximately 42 gross wells as part of our joint development agreement with BCE.

Our derivative contracts are reported at fair value on our condensed consolidated balance sheets and are sensitive to changes in the price of oil, natural gas and natural gas liquids. Changes in these derivative assets and liabilities are reported in our condensed consolidated statements  of operations as gain (loss) on derivative contracts, which include both the non-cash increase and decrease in the fair value of derivative contracts, as well as the effect of cash settlements of derivative contracts during the period. In the first six months of 2017, we recognized a net gain on our derivative contracts of $48.5 million, which includes $0.3 million in cash settlements received on derivative contracts.  The objective of our hedging program is that, over time, the combination of settlement gains and losses from derivative contracts with ordinary oil, natural gas and natural gas liquids revenues will produce relative revenue stability. However, in the short term, both settlements and fair value changes in our derivative contracts can significantly impact our results of operations, and these gains and losses will continue to reflect changes in oil, natural gas and natural gas liquids prices.

As of June 30, 2017, we have hedged approximately 56% of our forecasted production of proved developed producing reserves through 2019 at weighted average annual floor prices ranging from $3.17 per MMBtu to $4.43 per MMBtu for natural gas and $49.55 per Bbl to $51.67 per Bbl for oil.  If oil, natural gas and natural gas liquids prices decline for an extended period of time, we may be unable to replace expiring hedge contracts or enter new contracts for additional oil, natural gas and natural gas liquids production at favorable prices.

Depressed oil, natural gas and natural gas liquids prices have impacted our earnings by necessitating impairment write-downs in some of our oil and natural gas properties, either directly by decreasing the market values of the properties, or indirectly, by lowering rates of return on oil and natural gas development projects and increasing the chance of impairment write-downs.  We recorded total non-cash impairment expenses of $29.1 million and $13.3 million for the six months ended June 30, 2017 and 2016, respectively.  Approximately $18.8 million of the total impairment expense in the first six months of 2017 were to unproved property.  In the first six months of 2017 and 2016, write-downs were primarily due to downward revisions in proved reserves and the effects of decreased prices for oil, natural gas and natural gas liquids on producing wells and undeveloped acreage in certain non-STACK fields.  In the first six months of 2017 and 2016, our impairments were primarily related to our non-STACK properties.  Further declines in oil and/or natural gas prices may result in additional impairment expenses.

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

In the second quarter of 2017, we brought 33 horizontal wells on production in the Osage/Meramec interval of the STACK,  10 of which were funded through our joint development agreement with BCE.  We had 49 horizontal wells in progress as of the end of the second quarter of 2017, 5 of which were funded through our joint development agreement with BCE.  Subsequent to the end of the second quarter of 2017, 13 of the 49 horizontal wells in progress as of June 30, 2017 were on production.

As of June 30, 2017, we had six drilling rigs operating in the STACK.  We plan to continue targeting the Mississippian-age Osage, Meramec, and Manning formations and the Pennsylvanian-age Oswego formation with horizontal drilling.  We will also participate in other horizontal wells as a non-operator, primarily targeting the Oswego Lime, Meramec and Osage formations.

Production from our STACK assets in the second quarter of 2017 was an average of approximately 20,500 BOE/d net to our interest, 65% oil and natural gas liquids, as compared to an average of approximately 12,300 BOE/d,  73% oil and natural gas liquids, in the second quarter of 2016.    Production from our STACK properties in the first six months of 2017 was an average of approximately 19,900 BOE/d net to our interest, 68% oil and natural gas liquids, as compared to an average of approximately 11,700 BOE/d, 75% oil and natural gas liquids, in the first six months of 2016.

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

Production from the Weeks Island Area in the second quarter of 2017 was approximately 2,400 BOE/d, net to our interest, 96% oil, as compared to 3,900 BOE/d,  90% oil, for the second quarter of 2016.  Production from the Weeks Island Areas in the first six months of 2017 was approximately 2,300 BOE/d, net to our interest, 96% oil, as compared to 4,000 BOE/d, 92% oil in the first six months of 2016.

Results of Operations: Three Months Ended June 30, 2017 v. Three Months Ended June 30, 2016

	Three Months Ended June 30,		Increase
	2017	2016	(Decrease)	% Change

	(in thousands, except average sales prices and unit costs)
Summary Operating Information:
Net Production:
Oil (MBbls)	1,167	1,017	150	15%
Natural gas (MMcf)	4,967	3,432	1,535	45%
Natural gas liquids (MBbls)	342	246	96	39%
Total oil equivalent (MBOE)	2,338	1,835	503	27%
Average daily oil production (MBOE per day)	25.7	20.2	5.5	27%
Average Sales Price:
Oil (per Bbl) including settlements of derivative contracts	$48.48	$80.03	$(31.55)	(39)%
Oil (per Bbl) excluding settlements of derivative contracts	47.18	43.12	4.06	9%
Natural gas (per Mcf) including settlements of derivative contracts	2.82	2.64	0.18	7%
Natural gas (per Mcf) excluding settlements of derivative contracts	2.64	1.69	0.95	56%
Natural gas liquids (per Bbl) including settlements of derivative contracts	20.20	16.11	4.09	25%
Natural gas liquids (per Bbl) excluding settlements of derivative contracts	20.67	16.30	4.37	27%
Combined (per BOE) including settlements of derivative contracts	33.16	51.45	(18.29)	(36)%
Combined (per BOE) excluding settlements of derivative contracts	32.21	29.24	2.97	10%
Hedging Activities:
Settlements of derivatives received, oil	$1,518	$37,537	$(36,019)	(96)%
Settlements of derivatives received, natural gas	863	3,273	(2,410)	(74)%
Settlements of derivatives paid, natural gas liquids	(158)	(47)	(111)	(236)%
Summary Financial Information
Operating Revenues and Other
Oil	$55,071	$43,843	$11,228	26%
Natural gas	13,136	5,796	7,340	127%
Natural gas liquids	7,076	4,010	3,066	76%
Other revenues	86	174	(88)	(51)%
Gain on sale of assets	—	1,083	(1,083)	(100)%
Gain on acquisition of oil and natural gas properties	1,626	—	1,626	N/A
Gain (loss) on derivative contracts	18,250	(38,293)	56,543	148%
Total Operating Revenues and Other	95,245	16,613	78,632	473%
Expenses
Lease and plant operating expense	16,597	13,452	3,145	23%
Marketing and transportation expense	6,857	1,472	5,385	366%
Production and ad valorem taxes	3,039	2,731	308	11%
Workover expense	2,015	1,118	897	80%
Exploration expense	6,265	3,428	2,837	83%
Depreciation, depletion, and amortization expense	26,494	22,931	3,563	16%
Impairment expense	27,904	11,555	16,349	141%
Accretion expense	480	536	(56)	(10)%
General and administrative expense	8,328	12,076	(3,748)	(31)%
Interest expense, net	12,580	17,445	(4,865)	(28)%
Provision for state income taxes	—	106	(106)	(100)%
Net Loss	$(15,314)	$(70,237)	$54,923	78%
Average Unit Costs per BOE:
Lease and plant operating expense	$7.10	$7.33	$(0.23)	(3)%
Marketing and transportation expense	2.93	0.80	2.13	266%
Production and ad valorem tax expense	1.30	1.49	(0.19)	(13)%
Workover expense	0.86	0.61	0.25	41%
Exploration expense	2.68	1.87	0.81	43%
Depreciation, depletion and amortization expense	11.33	12.50	(1.17)	(9)%
General and administrative expense	3.56	6.58	(3.02)	(46)%

Revenues

Oil revenues in the three months ended June 30, 2017 increased $11.2 million, or 26%,  to $55.0 million from $43.8 million in the corresponding period in 2016. The increase in revenue was primarily attributable to an increase in average price as well as an increase in production during the second quarter of 2017.   The average price of oil exclusive of derivative contract settlements increased $4.06 per Bbl or 9% in the second quarter of 2017 compared to the second quarter of 2016, resulting in an increase in oil revenues of approximately $4.7 million. When including the effects of derivative contract settlements, the overall price decreased 39% from $80.03 per Bbl in the second quarter of 2016 to $48.48 per Bbl in the second quarter of 2017.  The overall price in the second quarter of 2017 included settlements of oil derivative contracts prior to contract expiry of approximately $0.9 million compared to $34.4 million of similar settlements of oil derivative contracts in the corresponding period in 2016.  Production increased 150 MBbls, resulting in an increase of $6.5 million in oil revenues.  The oil production volume increase is primarily due to new production from wells coming online in the STACK of 286 MBbls, partially offset by a decrease in production in the Weeks Island Area of 108 MBbls due to natural decline in production.

Natural gas revenues in the three months ended June 30, 2017 increased $7.3 million, or 127%, to $13.1 million from $5.8 million in the same period in 2016. The increase in natural gas revenue was primarily attributable to an increase in average price as well as an increase in production during the second quarter of 2017.  The average price of natural gas exclusive of derivative contract settlements increased $0.95 per Mcf in the second quarter of 2017, resulting in an increase in natural gas revenues of approximately $4.7 million.  When including the effects of derivative contract settlements, the overall price increased 7% from $2.64 per Mcf in the second quarter of 2016 to $2.82 per Mcf in the second quarter of 2017.  The overall price in the second quarter of 2016 included settlements of natural gas derivative contracts prior to contract expiry of approximately $2.4 million.  There were no settlements of natural gas derivative contracts prior to contract expiry in the second quarter of 2017.  Production increased 1.5 Bcf resulting in an increase of $2.6 million in natural gas revenues. The natural gas volume increase is primarily due to new production from wells coming online in the STACK of 2.1 Bcf as natural gas is produced in association with oil.

Natural gas liquids revenues increased $3.1 million, or 76%, during the second quarter of 2017 to $7.1 million from $4.0 million in the same period in 2016. The increase in natural gas liquids revenue was attributable to an increase in average price as well as an increase in processed volumes during the second quarter of 2017.  The average price of natural gas liquids exclusive of derivative contract settlements increased $4.37 per Bbl in the second quarter of 2017 compared to the second quarter of 2016, resulting in an increase in natural gas liquids revenues of $1.5 million.  The overall price including derivative contract settlements increased 25% from $16.11 per Bbl in the second quarter of 2016 to $20.20 per Bbl in the second quarter of 2017.    Production increased 96 MBbls from 246 MBbls to 342 MBbls, resulting in an increase of $1.6 million in natural gas liquids revenues. The natural gas liquids volume is predominately in the STACK where natural gas liquid processed volumes increased 108 MBbls, partially offset by a decrease in production in our non-core assets of approximately 12 MBbls.

Gain on sale of assets was a gain of $1.1 million in the second quarter of 2016, primarily related to the sale of non-core assets in Southeast Louisiana.

Gain on acquisition of oil and natural gas properties was a gain of $1.6 million in the second quarter of 2017, primarily related to the acquisition of additional working interests in certain non-STACK oil and natural gas properties at a purchase price below fair value.

Gain (loss) on derivative contracts was a gain of $18.3 million in the second quarter of 2017 as compared to a loss of $38.3 million during the same period in 2016.  The fluctuation from period to period is due to the volatility of oil, natural gas and natural gas liquids prices and changes in our outstanding hedge contracts during these periods.  The $38.3 million loss in the second quarter of 2016 is inclusive of $40.8 million from settlements received on our derivative contracts of which $36.8 million were from settlements of oil and natural gas derivative contracts prior to contract expiry. In the second quarter of 2017, the $18.3 million gain is inclusive of $2.2 million from settlements received on our derivative contracts of which $0.9 million were from settlements of oil and natural gas derivative contracts prior to contract expiry.

Expenses

Lease and plant operating expense increased $3.1 million or 23% in the second quarter of 2017 as compared to the second quarter of 2016, to $16.6 million from $13.5 million.  In general, there was an increase in compression, repairs and maintenance and  salt water disposal costs of $2.9 million.  On a per unit basis, lease and plant operating expense  was  $7.10 per BOE and $7.33 per BOE in the second quarters of 2017 and 2016, respectively.

Marketing and transportation expense increased $5.4 million to $6.9 million in the second quarter of 2017 as compared to $1.5 million in the second quarter of 2016.  The increase is primarily due to increased throughput for our properties in the STACK at the Kingfisher Midstream, LLC (“KFM”) processing facility commissioned during the second quarter of 2016.  In addition, the increase is due to a higher marketing and transportation fee charged  to provide effective gathering, efficient processing and assurance that our production will continue to flow as the activity in the basin expands at the KFM processing facility.  On a per unit basis, marketing and transportation expense was $2.93 per BOE and $0.80 per BOE in the second quarters of 2017 and 2016, respectively.

Production and ad valorem taxes increased $0.3 million, or 11%, to $3.0 million in the second quarter of 2017, as compared to $2.7 million in the second quarter of 2016.  The increase is primarily due to an increase in production taxes as a result of the increase in oil, natural gas and natural gas liquids revenues.  Production taxes increased from $2.3 million for the second quarter of 2016 to $2.6 million for the second quarter of 2017.

Workover expense increased $0.9 million during the second quarter of 2017, as compared to the second quarter of 2016. This expense varies depending on activities in the field and is attributable to several properties.

Exploration expense includes dry hole costs, the costs of our geology department, costs of geological and geophysical data, expired leases, plug and abandonment expenditures, and delay rentals.  Exploration expense increased $2.8 million to $6.2 million in the second quarter of 2017, as compared to $3.4 million in the second quarter of 2016.  The increase is primarily due to an increase in expired leasehold of $1.3 million, an increase in geologic and geophysical (“G&G”) seismic expense of $0.5 million, and an increase in dry hole cost of $0.9 million related to a non-STACK asset.

Depreciation, depletion and amortization expense increased from $22.9 million in the second quarter of 2016 to $26.5 million in the second quarter of 2017. On a per unit basis, this expense decreased from $12.50 per BOE in the second quarter of 2016 to $11.33 per BOE in the second quarter of 2017.  Depreciation, depletion, and amortization is a function of capitalized costs of proved properties, proved reserves and production by field.  In addition, the impairment of proved properties in the second quarter of 2017 and in previous periods and an increase in proved reserves lowered the depletable base and rate in the second quarter of 2017.

Impairment expense increased from $11.6 million in the second quarter of 2016 to $27.9 million in the second quarter of 2017. This expense varies with the results of exploratory and development drilling, as well as with well performance, declines in commodity price and other factors that may render some fields uneconomic, resulting in impairment.  Impairment expense in the second quarters of 2017 and 2016 were write-downs in our non-STACK areas.

Accretion expense is related to our obligation for retirement of oil and natural gas wells and facilities. We record these liabilities when we place the assets in service, using discounted present values of the estimated future obligation. We then record accretion of the liabilities as they approach maturity. Accretion expense was $0.5 million in each of the second quarters of 2017 and 2016.

General and administrative expense decreased $3.7 million in the second quarter of 2017 to $8.3 million from $12.1 million in the second quarter of 2016.  The decrease is primarily due to a decrease in salary and benefits of $2.5 million including prior period performance bonus accrual adjustments and a decrease in legal fees of $1.1 million.   Legal fees in the second quarter of 2016 included non-recurring tender offer fees and related expenses of $1.0 million.  On a per unit basis, general and administrative expenses were $3.56 per BOE and $6.58 per BOE in the second quarters of 2017 and 2016, respectively.

Interest expense, net decreased from $17.4 million in the second quarter of 2016 to $12.6 million in the second quarter of 2017.  The interest on our senior unsecured notes decreased $1.1 million due to the repurchase and redemption of our $450 million aggregate principal amount of 9.625% senior unsecured notes due 2018 by issuing $500 million aggregate principal amount of 7.875% senior unsecured notes due 2024. In addition, interest on our senior secured revolving credit facility decreased $0.6 million due to a lower outstanding balance, and interest on our senior secured term loan decreased $2.7 million as we retired our $125 million secured term loan during the fourth quarter of 2016.

Results of Operations: Six Months Ended June 30, 2017 v. Six Months Ended June 30, 2016

	Six Months Ended June 30,		Increase
	2017	2016	(Decrease)	% Change

	(in thousands, except average sales prices and unit costs)
Summary Operating Information:
Net Production:
Oil (MBbls)	2,363	2,041	322	16%
Natural gas (MMcf)	9,285	6,144	3,141	51%
Natural gas liquids (MBbls)	646	438	208	47%
Total oil equivalent (MBOE)	4,557	3,502	1,055	30%
Average daily oil production (MBOE per day)	25.2	19.2	6.0	30%
Average Sales Price:
Oil (per Bbl) including settlements of derivative contracts	$48.38	$66.57	$(18.19)	(27)%
Oil (per Bbl) excluding settlements of derivative contracts	48.41	36.79	11.62	32%
Natural gas (per Mcf) including settlements of derivative contracts	2.86	2.56	0.30	12%
Natural gas (per Mcf) excluding settlements of derivative contracts	2.78	1.71	1.07	63%
Natural gas liquids (per Bbl) including settlements of derivative contracts	22.14	13.98	8.16	58%
Natural gas liquids (per Bbl) excluding settlements of derivative contracts	22.74	13.97	8.77	63%
Combined (per BOE) including settlements of derivative contracts	34.06	45.02	(10.96)	(24)%
Combined (per BOE) excluding settlements of derivative contracts	34.00	26.18	7.82	30%
Hedging Activities:
Settlements of derivatives (paid) received, oil	$(81)	$60,775	$(60,856)	(100)%
Settlements of derivatives received, natural gas	725	5,212	(4,487)	(86)%
Settlements of derivatives (paid) received, natural gas liquids	(391)	5	(396)	NA
Summary Financial Information
Revenues and other
Oil	$114,416	$75,087	$39,329	52%
Natural gas	25,821	10,487	15,334	146%
Natural gas liquids	14,695	6,115	8,580	140%
Other revenues	202	301	(99)	(33)%
Gain on sale of assets	—	3,731	(3,731)	(100)%
Gain on acquisition of oil and natural gas properties	1,626	—	1,626	NA
Gain (loss) on derivative contracts	48,492	(27,478)	75,970	276%
Total Operating Revenues and Other	205,252	68,243	137,009	201%
Expenses
Lease and plant operating expense	34,333	30,577	3,756	12%
Marketing and transportation expense	12,900	2,887	10,013	347%
Production and ad valorem taxes	6,107	5,126	981	19%
Workover expense	3,398	2,515	883	35%
Exploration expense	14,407	6,714	7,693	115%
Depreciation, depletion, and amortization expense	51,298	44,424	6,874	15%
Impairment expense	29,124	13,319	15,805	119%
Accretion expense	1,052	1,075	(23)	(2)%
General and administrative expense	18,076	22,259	(4,183)	(19)%
Interest expense, net	24,671	33,634	(8,963)	(27)%
Provision for state income taxes	285	107	178	166%
Net Income (loss)	$9,601	$(94,394)	$(103,995)	(110)%
Average Unit Costs per BOE:
Lease and plant operating expense	$7.53	$8.73	$(1.20)	(14)%
Marketing and transportation expense	2.83	0.82	2.01	245%
Production and ad valorem tax expense	1.34	1.46	(0.12)	(8)%
Workover expense	0.75	0.72	0.03	4%
Exploration expense	3.16	1.92	1.24	65%
Depreciation, depletion and amortization expense	11.26	12.69	(1.43)	(11)%
General and administrative expense	3.97	6.36	(2.39)	(38)%

Revenues

Oil revenues in the six months ended June 30, 2017 increased $39.3 million, or 52%, to $114.4 million from $75.1 million in the corresponding period in 2016. The increase in revenue was primarily attributable to an increase in average price as well as an increase in production.  The average price of oil exclusive of derivative contract settlements increased $11.62 per Bbl or 32% in the first six months of 2017 compared to the first six months of 2016, resulting in an increase in oil revenues of approximately $27.4 million. When including the effects of derivative contract settlements, the overall price decreased 27% from $66.57 per Bbl in the first six months of 2016 to $48.38 per Bbl in the first six months of 2017. The overall price included settlement of oil derivative contracts prior to contract expiry of approximately $0.9 million in the first six months of 2017 compared to $37.8 million of similar settlements of oil derivative contracts in the corresponding period in 2016.  Production increased 322 MBbls, resulting in an increase of $11.9 million in oil revenues.  The oil production volume increase is primarily due to new production from wells coming online in the STACK of 624 MBbls, partially offset by a decrease in production in the Weeks Island Area of 261 MBbls due to a  natural decline in production.

Natural gas revenues in the six months ended June 30, 2017 increased $15.3 million, or 146%, to $25.8 million from $10.5 million in the same period in 2016. The increase in natural gas revenue was primarily attributable to an increase in average price as well as an increase in production during the first six months of 2017.  The average price of natural gas exclusive of derivative contract settlements increased $1.07 per Mcf in the first six months of 2017, resulting in an increase in natural gas revenues of approximately $10.0 million.  When including the effects of derivative contract settlements, the overall price increased 12% from $2.56 per Mcf in the first six months of 2016 to $2.86 Mcf in the first six months of 2017.  The overall price in the second quarter of 2016 includes $2.4 million we received related to settlement of several of our natural gas derivative contracts prior to contract expiry.  Production increased 3.1 Bcf resulting in an increase of $5.3 million in natural gas revenues. The natural gas volume increase is primarily due to new production from wells coming online in the STACK of 3.8 Bcf as natural gas is produced in association with oil.

Natural gas liquids revenues increased $8.6 million, or 140%, during the first six months of 2017 to $14.7 million from $6.1 million in the same period in 2016. The increase in natural gas liquids revenue was attributable to an increase in higher average price as well as an increase in processed volumes during the first six months of 2017.  The average price of natural gas liquids exclusive of derivative contract settlements increased $8.77 per Bbl or 63% in the first six months of 2017 compared to the first six months of 2016, resulting in an increase in natural gas liquids revenues of $5.7 million.  The overall price including derivative contract settlements increased 58% from $13.98 per Bbl in the first six months of 2016 to $22.14 per Bbl in the first six months of 2017.    Production increased 208 MBbls from 438 MBbls to 646 MBbls, resulting in an increase of $2.9 million in natural gas liquids revenue. The natural gas liquids volume is predominately in the STACK where natural gas liquids processed volumes increased 214 MBbls.

Gain on sale of assets was a gain of $3.7 million in the first six months of 2016, primarily due to the sale of certain non-core assets.

Gain on acquisition of oil and natural gas properties was a gain of $1.6 million in the first six months of 2017, primarily related to the acquisition of additional working interests in certain non-STACK oil and natural gas properties at a purchase price below fair value.

Gain (loss) on derivative contracts was a gain of $48.5 million in the first six months of 2017 as compared to a loss of $27.5 million during the same period in 2016. The fluctuation from period to period is due to the volatility of oil, natural gas and natural gas liquid prices and changes in our outstanding hedge contracts during these periods.  The $27.5 million loss in the first six months of 2016 is inclusive of $66.0 million in settlements received on derivative contracts of which $40.2 million were from settlements of oil and natural gas derivative contracts prior to contract expiry.  The $48.5 million gain in the first six months of 2017 is inclusive of $0.3 million in settlements received on derivative contracts of which $0.9 million were from settlements of oil and natural gas derivative contracts prior to contract expiry.

Expenses

Lease and plant operating expense increased $3.7 million or 12% in the first six months of 2017 as compared to the first six months of 2016, to $34.3 million from $30.6 million.  In general, there was an increase in compression, repairs and maintenance and salt water disposal fees of $3.8 million.  On a per unit basis, lease and plant operating expense was $7.53 per BOE and $8.73 per BOE in the first six months of 2017 and 2016, respectively.

Marketing and transportation expense increased $10.0 million to $12.9 million in the first six months of 2017 as compared to $2.9 million in the first six months of 2016.  The increase is primarily due to increased throughput for our properties in the STACK at the KFM processing facility commissioned during the second quarter of 2016.  In addition, the increase is due to a higher marketing and transportation fee charged  to provide effective gathering, efficient processing and assurance that our production will continue to flow as the activity in the basin expands at the KFM processing facility.    On a per unit basis, marketing and transportation expense was $2.83 per BOE and $0.82 per BOE in the second first six months of 2017 and 2016, respectively.

Production and ad valorem taxes increased $1.0 million, or 19%, to $6.1 million in the first six months of 2017, as compared to $5.1 million in the first six months of 2016.  The increase is primarily due to an increase in production taxes as a result of the increase in oil, natural gas and natural gas liquids revenues.  Production taxes increased from $4.4 million in the first six months of 2016 to $5.4 million in the first six months of 2017.

Workover expense increased $0.9 million during the first six months of 2017, as compared to the first six months of 2016. This expense varies depending on activities in the field and is attributable to several properties.

Exploration expense includes dry hole costs, the costs of our geology department, costs of geological and geophysical data, expired leases, plug and abandonment expenditures, and delay rentals.  Exploration expense increased $7.7 million to $14.4 in the first six months of 2017, as compared to $6.7 million in the first six months of 2016.  The increase is primarily due to an increase in expired leasehold and settlements of our asset retirement obligation in excess of our estimate of $6.1 million, and an increase in G&G seismic expense of $1.3 million.

Depreciation, depletion and amortization expense increased from $44.4 million in the first six months of 2016 to $51.3 million in the first six months of 2017. On a per unit basis, this expense decreased from $12.69 per BOE in the first six months of 2016 to $11.26 per BOE in the first six months of 2017.  Depreciation, depletion, and amortization is a function of capitalized costs of proved properties, proved reserves and production by field.  In addition, the impairment of proved properties in the second quarter of 2017 and in previous periods and an increase in proved reserves contributed to the lowered depletable base and rate in the first six months of 2017.

Impairment expense increased from $13.3 million in the first six months of 2016 to $29.1 million in the first six months of 2017. This expense varies with the results of exploratory and development drilling, as well as with well performance, declines in commodity price and other factors that may render some fields uneconomic, resulting in impairment.  Impairment expense in the first six months of 2017 and 2016 were primarily write-downs in our non-STACK areas.

Accretion expense is related to our obligation for retirement of oil and natural gas wells and facilities. We record these liabilities when we place the assets in service, using discounted present values of the estimated future obligation. We then record accretion of the liabilities as they approach maturity. Accretion expense was $1.1 million in each of the first six months of 2017 and 2016.

General and administrative expense decreased $4.2 million in the first six months of 2017 to $18.1 million from $22.3 million in the first six months of 2016.    The decrease is primarily due to a decrease in salary and benefits of $2.5 million including prior period performance bonus accrual adjustments, and a decrease in legal fees of $2.6 million, partially offset by an increase in IT and engineering consulting fees of $1.2 million.  During the first six months of 2016, legal fees included non-recurring tender offer fees and debt restructuring fees of $1.9 million.  On a per unit basis, general and administrative expenses were $3.97 per BOE and $6.36 per BOE in the first six months of 2017 and 2016, respectively.

Interest expense, net decreased from $33.6 million in the first six months of 2016 to $24.7 million in the first six months of 2017. The interest on our senior unsecured notes decreased $2.2 million due to the repurchase and redemption of our $450 million aggregate principal amount of 9.625% senior unsecured notes due 2018 by issuing $500 million aggregate principal amount of 7.875% senior unsecured notes due 2024.  In addition, interest on our senior secured revolving credit facility decreased $1.0 million due to a lower outstanding balance, and interest on our senior secured term loan decreased $5.4 million as we retired our $125 million secured term loan during the fourth  quarter of 2016.

Liquidity and Capital Resources

Our principal requirements for capital are to fund our day-to-day operations, exploration and development activities, and to satisfy our contractual obligations, primarily for the payment of debt interest and any amounts owed during the period related to our hedging positions.

Our 2017 capital budget is primarily focused on the development of our STACK play.  Currently, we plan to spend approximately $290 million in 2017, which includes acquisitions, of which over 95% is allocated to develop our STACK properties.  Additionally, we anticipate that up to an additional $101 million will be funded for 2017 drilling and completions activity in the STACK by BCE pursuant to our joint development agreement.  We have expended approximately $158.1 million of our capital budget through June 30, 2017.  Our future drilling plans, plans of our drilling operators and capital budgets are subject to change based upon various factors, some of which are beyond our control, including the consummation of the transactions under the Contribution Agreement, drilling results, oil, natural gas and natural gas liquids prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, actions of our operators, gathering system and pipeline transportation constraints and regulatory approvals. A deferral of planned capital expenditures, particularly with respect to drilling and completing new wells, could result in a reduction in anticipated production, revenues and cash flows. Additionally, if we curtail our drilling program, we may lose a portion of our acreage through lease expirations.  However, because a large percentage of our acreage is held by production, we have the ability to materially increase or decrease our drilling and recompletion budget in response to market conditions with decreased risk of losing significant acreage.  In addition, we may be required to reclassify some portion of our reserves currently booked as proved undeveloped reserves to no longer be proved reserves if such a deferral of planned capital expenditures means we will be unable to develop such reserves within five years of their initial booking.

We expect to fund our 2017 capital budget predominantly with cash flows from operations, drilling and completion capital funded through our joint development agreement with BCE, capital contribution from RS Contributor and borrowings under our senior secured revolving credit facility.  If necessary, we may also access capital through proceeds from potential asset dispositions and the future issuances of debt and/or equity securities, subject to the distribution of proceeds therefrom as set forth in our partnership agreement. We strive to maintain financial flexibility and may access capital markets as necessary to facilitate drilling on our large undeveloped acreage position and permit us to selectively expand our acreage position. In the event our cash flows are materially less than anticipated and other sources of capital we historically have utilized are not available on acceptable terms, we may curtail our capital spending.

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

Senior Unsecured Notes

We have $500 million in aggregate principal amount of 7.875% senior unsecured notes, or the “senior notes”, due December 15, 2024 which were issued at par by the Company and our wholly owned subsidiary Alta Mesa Finance Services Corp. (collectively, the “Issuers”) during the fourth quarter of 2016.  Interest is payable semi-annually on June 15 and December 15 of each year, beginning June 15, 2017. At any time prior to December 15, 2019, we may, from time to time, redeem up to 35% of the aggregate principal amount of the senior notes in an amount of cash not greater than the net cash proceeds from certain equity offerings at the redemption price of 107.875% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption, if at least 65% of the aggregate principal amount of the senior notes remains outstanding after such redemption and the redemption occurs within 120 days of the closing date of such equity offering. At any time prior to December 15, 2019, we may, on any one or more occasions, redeem all or part of the senior notes for cash at a redemption price equal to 100% of their principal amount of the senior notes redeemed plus an applicable make-whole premium and accrued and unpaid interest, if any, to the date of redemption. Upon the occurrence of certain kinds of change of control, each holder of the senior notes may require us to repurchase all or a portion of the senior notes for cash at a price equal to 101% of the aggregate principal amount of the senior notes, plus accrued and unpaid interest, if any, to the date of repurchase. On and after December 15, 2019, we may redeem the senior notes, in whole or in part, at redemption prices (expressed as percentages of principal amount) equal to 105.906% for the twelve-month period beginning on December 15, 2019, 103.938% for the twelve-month period beginning on December 15, 2020, 101.969% for the twelve-month period beginning on December 15, 2021 and 100.000% beginning on December 15, 2022, plus accrued and unpaid interest, if any, to the date of redemption.

The senior notes are fully and unconditionally guaranteed on a senior unsecured basis by each of our material subsidiaries, subject to certain customary release provisions. Accordingly, they will rank equal in right of payment to all of our existing and future senior indebtedness; senior in right of payment to all of our existing and future indebtedness that is expressly subordinated to the senior notes or the respective guarantees; effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness, including amounts outstanding under our senior secured revolving credit facility; and structurally subordinated to all existing and future indebtedness and obligations of any of our subsidiaries that do not guarantee the senior notes.

The senior notes contain certain covenants limiting the Issuers’ ability and the ability of the Restricted Subsidiaries (as defined in the indenture) to, under certain circumstances, prepay subordinated indebtedness, pay distributions, redeem stock or make certain restricted investments; incur indebtedness; create liens on the Issuers’ assets to secure debt; restrict dividends, distributions or other payments; enter into transactions with affiliates; designate subsidiaries as unrestricted subsidiaries; sell or otherwise transfer or dispose of assets, including equity interests of restricted subsidiaries; effect a consolidation or merger; and change our line of business.

The indenture contains customary events of default, including:

•	default in any payment of interest on the senior notes when due, continued for 30 days;
•	default in the payment of principal of or premium, if any, on the senior notes when due;
•	failure by the Issuers or any subsidiary guarantor to comply with its obligations under the indenture;

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

As of June 30, 2017, we were in compliance with the indentures governing the senior notes.

Senior Secured Revolving Credit Facility

In November 2016, we entered into the Seventh Amended and Restated Credit Agreement (as amended, the “credit facility”) with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of banks.  On June 13, 2017, we entered into an Agreement and Amendment No. 2, the “Second Amendment”, to the credit facility which, among other things: (a) increased our borrowing base from $287.5 million to $315.0 million until the next scheduled redetermination and (b) permits us to make a one-time cash distribution of no more than $1.0 million to a limited partner.  Our credit facility does not permit us to borrow funds if at the time of such borrowing, after giving pro forma effect to the application of funds from the borrowing, we have available cash in our deposit accounts in excess of $25 million. Our credit facility also does not permit us to borrow funds if at the time of such borrowing we are not in pro forma compliance with our financial covenants.

As of June 30, 2017, we have borrowed $195.7 million under the credit facility and have $5.3 million of outstanding letters of credit reimbursement obligations.

Principal amounts borrowed are payable on the maturity date with such borrowings bearing interest, payable quarterly. We have a choice of borrowing in Eurodollars or at the base rate. Eurodollar loans bear interest at a rate per annum equal to the rate appearing on the Reuters Reference LIBOR01 page as the London Interbank Offered Rate (“LIBOR”), for deposits in dollars at 11:00 a.m. (London, England time) for one, three, or six months plus an applicable margin ranging from 275 to 375 basis points if our leverage ratio does not exceed 3.25 to 1.00, depending on the percentage of our borrowing base utilized, and ranging from 300 to 400 basis points if our leverage ratio exceeds 3.25 to 1.00. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 1%, plus an applicable margin ranging from 1.75% to 2.75%  if our leverage ratio does not exceed 3.25 to 1.00, depending on the percentage of our borrowing base utilized, and ranging from 2.00% to 3.00% if our leverage ratio exceeds 3.25 to 1.00.

On August 17, 2017, our outstanding borrowing under the credit facility was $70.0 million, letters of credit totaling $5.3 million were outstanding, and the available unused capacity of the borrowing base was $239.7 million.  Availability under the credit facility is subject to a borrowing base, as well as financial covenants.  The next scheduled redetermination of our borrowing base is in November 2017. Our borrowing base may be reduced in connection with the next redetermination of our borrowing base.  The amounts outstanding under our credit facility are secured by first priority liens on substantially all of our oil and natural gas properties and associated assets and all of the stock of our material operating subsidiaries that are guarantors of our credit facility. If an event of default occurs under our credit facility, the administrative agent will have the right to proceed against the pledged capital stock and take control of substantially all of our and our material operating subsidiaries that are guarantors’ assets.

Our credit facility contains restrictive covenants that may limit our ability to, among other things, incur additional indebtedness, sell assets, guaranty or make loans to others, make investments, enter into mergers, make certain payments and distributions, enter into or be party to hedge agreements, amend our organizational documents, incur liens and engage in certain other transactions without the prior consent of the lenders. Our credit facility permits us to make distributions in any fiscal quarter so long as the amount of distributions made in such fiscal quarter does not exceed our excess cash flow from the immediately preceding fiscal quarter, no event of default exists, before and after giving effect to such distribution, our pro forma leverage ratio is less than 3.00 to 1.00 and before and after giving effect to such distribution the unused commitment amounts available under our credit facility is at least 20% of the commitments in effect.

Our credit facility also requires us to maintain the following two financial ratios:

•a  modified current ratio, tested quarterly, of our consolidated current assets to our consolidated current liabilities of not less than 1.0 to 1.0 as of the end of each fiscal quarter; and

•a leverage ratio, tested quarterly, commencing with the fiscal quarter ended December 31, 2016, of our consolidated debt (other than obligations under hedge agreements) as of the end of such fiscal quarter to our consolidated EBITDAX over the four quarter period then ended (but annualized for the fiscal quarters ending December 31, 2016, March 31, 2017, and June 30, 2017) of not greater than 4.0 to 1.0.

We were in compliance with all of our covenants at June 30, 2017 and we expect to maintain compliance.

The terms of the credit facility also restrict our ability to make distributions and investments.  As of June 30, 2017, the covenants of our credit facility prohibit us from making any distributions, except for the $1.0 million one-time distribution to a limited partner.

Cash flow used in operating activities

Operating activities used cash of $6.6 million during the six months ended June 30, 2017 as compared to cash used by operating activities of $46.9 million during the comparable period in 2016, an increase in cash of $40.3 million.  The increase in operating cash flows was attributable to various factors.  Cash-based items of net income (loss), including revenues (exclusive of unrealized commodity gains or losses), operating expenses and taxes, general and administrative expenses, and the cash portion of our interest expense, resulted in a net decrease of approximately $10.1 million in the first six months of 2017.    Changes in restricted cash, working capital and other assets and liabilities resulted in an increase of $50.4 million in the first six months of 2017 as compared to the corresponding period in 2016.

Cash flow used in investing activities

Investing activities used cash of $158.1 million during the six months ended June 30, 2017 as compared to $93.6 million during the comparable period of 2016.  Capital expenditures for property and equipment, including acquisitions used cash of $158.1 million and $95.0 million in the first six months of 2017 and 2016, respectively.  Sales of properties provided proceeds of $1.4 million in the first six months of 2016.

Cash flow provided by financing activities

Financing activities provided cash of $162.8 million during the six months ended June 30, 2017 as compared to $141.1 million during the comparable period in 2016.  During the first six months of 2017, we increased our borrowings under our credit facility by approximately $155.1 million (net), and paid $0.2 million of deferred financing costs related to our credit facility and senior notes.  In addition, we received $7.9 million in capital contributions from our Class B limited partner.  In the first six months of 2016, we drew down $141.9 million on our credit facility and deposited the cash in a controlled account pursuant to the Thirteenth Amendment of our credit facility.  In addition, we paid $0.8 million of deferred financing costs related to our credit facility.

Cautionary Statement Regarding Forward-Looking Statements

The information in this report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words “could”, “should”, “will”, “play”, “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project”, the negative of such terms and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included in our 2016 Annual Report and Part II, Item 1A of this report. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.

Forward-looking statements may include statements about our:

•	ability to effect the business combination;
•	the benefits of the business combination;
•	the future financial performance of the combined company following the business combination;
•	business strategy;
•	reserves quantities and the present value of our reserves;
•	exploration and drilling prospects, inventories, projects and programs;
•	our horizontal drilling, completion and production technology;
•	ability to replace the reserves we produce through drilling and property acquisitions;
•	financial strategy, liquidity and capital required for our development program;
•	future oil, and natural gas prices;

•	timing and amount of future production of oil and natural gas;
•	hedging strategy and results;
•	drilling and completion of wells, including statements about future horizontal drilling plans;
•	competition and government regulation;
•	ability to obtain permits and governmental approvals;
•	changes in the Oklahoma forced pooling system;
•	pending legal and environmental matters;
•	future drilling plans;
•	marketing of oil, natural gas and natural gas liquids;
•	leasehold or business acquisitions;
•	costs of developing our properties;
•	liquidity and access to capital;
•	ability to hire, train or retain qualified personnel;
•	general economic conditions;
•	future operating results, including initial production values and liquid yields in our type curve areas
•	the costs, terms and availability of gathering, processing, fractionation and other midstream services; and
•	plans, objectives, expectations and intentions contained in this report that are not historical.

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for and development, production, gathering and sale of oil, natural gas and natural gas liquids.  Some factors that could cause actual results to differ materially from those expressed or implied by these forward looking statements  include, but are not limited to, the occurrence of any event, change or other circumstances that could delay the business combination or give rise to the termination of the Contribution Agreement, the outcome of any legal proceedings that may be instituted against SRII or Alta Mesa following announcement of the transactions, the inability to complete the business combination due to the failure to obtain approval of the stockholders of SRII or other conditions to closing in the Contribution Agreement, the risk that the proposed business combination disrupts current plans and operations of Alta Mesa as a result of the announcement and consummation of the transactions, the ability of the combined company to realize the anticipated benefits of the business combination, costs related to the business combination, commodity price volatility, low prices for oil, natural gas and/or natural gas liquids, global economic conditions, inflation, increased operating costs, lack of availability of drilling and production equipment, supplies, services and qualified personnel, uncertainties related to new technologies, geographical concentration of our operations, environmental risks, weather risks, security risks, drilling and other operating risks, regulatory changes, the uncertainty inherent in estimating oil and natural gas reserves and in projecting future rates of production, reductions in cash flow, lack of access to capital, our ability to satisfy future cash obligations, restrictions in our debt agreements, the timing of development expenditures, managing our growth and integration of acquisitions, failure to realize expected value creation from property acquisitions, title defects, limited control over non-operated properties, and the other risks described under “Item 1A. Risk Factors” in our 2016 Annual Report and in this report.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

For information regarding our exposure to certain market risks, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management Activities—Commodity Derivative Instruments” and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our 2016 Annual Report. There have been no material changes to the disclosure regarding market risks other than as noted below. See Part I, Item 1, Notes 6 and 7 to our condensed consolidated financial statements for a description of our outstanding derivative contracts at the most recent reporting date.

The fair value of our commodity derivative contracts at June 30, 2017 was a net asset of $23.9 million. A 10% increase or decrease in oil, natural gas and natural gas liquids prices with all other factors held constant would result in a decrease or increase, respectively, in the estimated fair value (generally correlated to our estimated future net cash flows from such instruments) of our commodity derivative contracts of approximately $18.7 million (decrease in value) or $18.2 million (increase in value), respectively, as of June 30, 2017.

We are subject to interest rate risk on our variable interest rate borrowings. Although in the past we have used interest rate swaps to mitigate the effect of fluctuating interest rates on interest expense, we currently have no open interest rate derivative contracts.  A 1% increase in interest rates would increase annual interest expense on our variable rate debt by approximately $2.0 million, based on the balance outstanding as of June 30, 2017.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

See Part I, Item 1, Note 11 to our condensed consolidated financial statements entitled “Commitments and Contingencies,” which is incorporated in this item by reference.

ITEM 1A. Risk Factors

We are subject to certain risks and hazards due to the nature of the business activities we conduct. For a discussion of these risks, see “Item 1A. Risk Factors” in the 2016 Annual Report. There have been no material changes with respect to the risk factors disclosed in the 2016 Annual Report during the quarter ended June 30, 2017.

ITEM 6. Exhibits

2.1

Contribution Agreement, dated as of August 16, 2017, by and among High Mesa Holdings, LP, High Mesa Holdings GP, LLC, Alta Mesa Holdings, LP, Alta Mesa Holdings GP, LLC, Silver Run Acquisition Corporation II, and, solely for certain provisions therein, the Contributor Owners party thereto (incorporated by reference from Exhibit 2.1 to the Company’s Report on Form 8-K filed with the SEC on August 17, 2017).

3.1

Sixth Amended and Restated Agreement of Limited Partnership of Alta Mesa Holdings, LP, dated as of August 16, 2017 (incorporated by reference from Exhibit 3.1 to the Company’s Report on Form 8-K filed with the SEC on August 17, 2017).

3.2

Fifth Amended and Restated Limited Liability Company Agreement of Alta Mesa Holdings GP, LLC, dated as of August 16, 2017 (incorporated by reference from Exhibit 3.2 to the Company’s Report on Form 8-K filed with the SEC on August 17, 2017).

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

ALTA MESA HOLDINGS, LP
(Registrant)

	By:	ALTA MESA HOLDINGS GP, LLC, its
August 17, 2017		general partner

	By:	/s/ Harlan H. Chappelle
Harlan H. Chappelle
August 17, 2017		President and Chief Executive Officer

	By:	/s/ Michael A. McCabe
Michael A. McCabe
Vice President and Chief Financial Officer