Form 10-K
period 2017-12-31
Alta Mesa Holdings, LP
filed 2018-03-29
CIK 1518403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended: December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (S229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information in this report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this report, regarding our strategy, future operations, financial condition, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words “could”, “should”, “will”, “play”, “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project,” the negative of such terms and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Item 1A.Risk Factors” included in this report. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.

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

Reserve engineering is a process of estimating underground accumulations of oil, natural gas and natural gas liquids that cannot be measured in an exact way. The accuracy of any reserve estimate depends on the quality of available data, the interpretation of such data and price and cost assumptions made by reservoir engineers. Specifically, future prices received for production and costs may vary, perhaps significantly, from the prices and costs assumed for purposes of these estimates. In addition, the results of drilling, testing and production activities may justify revisions of estimates that were made previously. If significant, such revisions would change the schedule of any further production and development drilling. Accordingly, reserve estimates may differ significantly from the quantities of oil and natural gas that are ultimately recovered.

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

PART I

Item 1. Business

Overview

Alta Mesa Holdings, LP (“Alta Mesa,” the “Company,” “us,” “our,” or “we”) is an independent exploration and production company primarily engaged in the acquisition, exploration, development and production of oil, natural gas and natural gas liquids within the United States. We have transitioned our focus from our diversified asset base composed of a portfolio of conventional assets to an oil and liquids-rich resource play in the eastern portion of the Anadarko Basin in Oklahoma (the “STACK”) with an extensive inventory of drilling opportunities.

The STACK is an acronym describing both its location—Sooner Trend Anadarko Basin Canadian and Kingfisher County—and the multiple, stacked productive formations present in the area. The STACK is a prolific hydrocarbon system with high oil and liquids-rich natural gas content, multiple horizontal target horizons, extensive production history and high drilling success rates. As of December 31, 2017, we have assembled a highly contiguous position of approximately 130,000 net acres largely in the up-dip, naturally-fractured oil portion of the STACK in eastern Kingfisher County, Oklahoma. Our drilling locations primarily target formations comprised of the Osage, Meramec and Oswego. We continue to acquire acreage within and adjacent to our acreage footprint with the goal of operating the drilling, completion and production operations in such locations. At present, we are operating seven horizontal drilling rigs in the STACK with plans to increase the number of rigs by the end of 2018.  Following our business combination with Alta Mesa Resources, Inc. (formerly Silver Run Acquisition Corporation II, a Delaware corporation (“AMR”)) (as described below), our anticipated capital expenditures for 2018 of $568 million are all allocated to the STACK.

We intend to grow our reserves and production through the development of our multi-year inventory of identified drilling locations within the STACK. From 2012 to December 31, 2017, we increased our STACK production at a compound annual growth rate (“CAGR”) of approximately 80%. We increased our leasehold interests from approximately 45,000 net acres in early 2015 to approximately 130,000 net acres as of December 31, 2017 primarily through the acquisition of largely undeveloped leasehold.

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

As of December 31, 2017, our estimated total proved reserves were approximately 182.7 MMBOE, of which 96% were in the STACK. The estimated total proved reserves in the STACK were approximately 176.2 MMBOE, representing a 36% increase over 2016 year-end estimated proved reserves of 129.6 MMBOE in the STACK.  Our total proved reserve mix is approximately 40% oil, 40% natural gas, and 20% natural gas liquids.

Business Combination with Alta Mesa Resources, Inc.

On August 16, 2017, we entered into a Contribution Agreement (the “AM Contribution Agreement”) with AMR, High Mesa Holdings, LP, a Delaware limited partnership (the “AM Contributor”), High Mesa Holdings GP, LLC, a Texas limited liability company and the sole general partner of the AM Contributor, Alta Mesa Holdings GP, LLC, a Texas limited liability company and our sole general partner (“AMH GP”), and, solely for certain provisions therein, the equity owners of the AM Contributor. Simultaneous with the execution of the AM Contribution Agreement, AMR entered into (i) a Contribution Agreement (the “KFM Contribution Agreement”) with KFM Holdco, LLC, a Delaware limited liability company (the “KFM Contributor”), Kingfisher Midstream, LLC, a Delaware limited liability company (“Kingfisher”), and, solely for certain provisions therein, the equity owners of the KFM Contributor; and (ii) a Contribution Agreement (the “Riverstone Contribution Agreement” and, together with the AM Contribution Agreement and the KFM Contribution Agreement, the “Contribution Agreements”) with Riverstone VI Alta Mesa Holdings, L.P., a Delaware limited partnership (the “Riverstone Contributor”).

On February 9, 2018 (the “Closing Date”), we consummated the transactions contemplated by the Contribution Agreements and SRII Opco LP, a Delaware limited partnership (“SRII Opco LP”) acquired (a) (i) all of the limited partner interests in us and (ii) 100% of the economic interests and 90% of the voting interests in AMH GP (with (i) and (ii) collectively, the “AM Contribution”) and (b)

100% of the economic interests in Kingfisher (the “Kingfisher Contribution”). The acquisition of us and Kingfisher pursuant to the Contribution Agreements is referred to herein as the “business combination” and the transactions contemplated by the Contribution Agreements are referred to herein as the “Transactions.”

SRII Opco GP, LLC, a Delaware limited liability company (“SRII Opco GP”), the sole general partner of SRII Opco LP, is a wholly owned subsidiary of AMR.  The limited partners of SRII Opco LP are the AM Contributor, the KFM Contributor and the Riverstone Contributor (collectively, the “Contributors”), AMR and certain funds managed by Highbridge.  As a result of the Transactions, AMR has obtained control over the management of AMH GP and, consequently, us. AMR is a publicly traded corporation that is not under the control of any person. Prior to the closing of the Transactions, AMH GP, and consequently, us, was controlled by High Mesa and indirectly by our founder and Chief Operating Officer, Michael E. Ellis.

Harlan H. Chappelle, our Chief Executive Officer and a director, Michael Ellis, our Chief Operating Officer and a director and certain affiliates of Bayou City Energy Management, LLC, a Delaware limited liability company (“Bayou City”), and HPS Investment Partners, LLC, a Delaware limited liability company (“Highbridge”), continue to own an aggregate 10% voting interest in AMH GP following the closing. These existing owners were a party to a voting agreement with the AM Contributor and AMH GP, pursuant to which they agreed to vote their interests in AMH GP as directed by the AM Contributor. In connection with the closing of the Transactions, the parties amended and restated the voting agreement to include SRII Opco LP as a party and the existing owners agreed to vote their interests in AMH GP as directed by SRII Opco LP and appoint SRII Opco LP as their respective proxy and attorney-in-fact with respect to any voting matters related to their respective interests in AMH GP. The amended and restated voting agreement will continue in force until SRII Opco LP elects to terminate the agreement or, with respect to each existing owner individually, such existing owner no longer owns a voting interest in AMH GP. The closing of the business combination did not constitute a change of control under the indenture governing our 7.875% senior unsecured notes due December 15, 2024 (the “2024 Notes”).

Consideration

Pursuant to the AM Contribution Agreement, at the closing of the Transactions (the “Closing”), the AM Contributor received 138,402,398 common units representing limited partner interests (the “Common Units”) in SRII Opco LP. The AM Contributor also acquired from AMR a number of newly issued shares of non-economic capital stock of AMR, designated as Class C common stock, par value $0.0001 per share (the “Class C Common Stock”), corresponding to the number of Common Units received by the AM Contributor at the Closing.

In addition to the above, for a period of seven years following the Closing, the AM Contributor will be entitled to receive an aggregate of up to $800 million in earn-out consideration to be paid in the form of Common Units (and acquire a corresponding number of shares of Class C Common Stock) as specified below if the 20-day volume-weighted average price (“20-Day VWAP”) of the Class A Common Stock of AMR equals or exceeds the following prices (each such payment, an “Earn-Out Payment”):

20-Day
VWAP	Earn-Out Consideration

$14.00	10,714,285 Common Units
$16.00	9,375,000 Common Units
$18.00	13,888,889 Common Units
$20.00	12,500,000 Common Units

The AM Contributor will not be entitled to receive a particular Earn-Out Payment on more than one occasion and, if, on a particular date, the 20-Day VWAP entitles the AM Contributor to more than one Earn-Out Payment (each of which has not been previously paid), the AM Contributor will be entitled to receive each such Earn-Out Payment. The AM Contributor will be entitled to the earn-out consideration described above in connection with certain liquidity events of AMR, including a merger or sale of all or substantially all of AMR’s assets, if the consideration paid to holders of Class A Common Stock in connection with such liquidity event is greater than any of the above-specified 20-Day VWAP hurdles.

AMR also contributed $554 million in cash to us at the Closing. AMR’s source for these funds was from the sale of its securities to investors in a public offering and in private placements.  We used a portion of the amount to repay all outstanding balances under the senior secured revolving credit facility.

Exchange or Redemption of Common Units

Beginning 180 days after the Closing, the AM Contributor will have the right to exchange its Common Units for shares of AMR Class A Common Stock or cash (at AMR’s election). Upon any redemption of Common Units by the AM Contributor, a corresponding number of shares of Class C Common Stock owned by the AM Contributor will be cancelled.

Amended Limited Partnership and Limited Liability Company Agreement

In connection with the closing of the business combination on February 9, 2018, AMH GP and SRII Opco LP entered into a Seventh Amended and Restated Agreement of Limited Partnership of Alta Mesa (the “Seventh Amended Partnership Agreement”). The Seventh Amended Partnership Agreement reflects, among other things, that SRII Opco LP is now the sole limited partner of Alta Mesa.

In addition, on February 9, 2018, the owners of AMH GP entered into a Sixth Amended and Restated Limited Liability Company Agreement of AMH GP (the “Sixth Amended LLC Agreement”), which was amended to, reflect that SRII Opco LP, now the holder of all of the Class A Units (as defined therein) is entitled to 100% of the economic rights with respect to AMH GP, and that SRII Opco LP is now the holder of 90% of the Class B Units (as defined therein) which are entitled to 100% of the voting rights with respect to AMH GP.

As described above, on February 9, 2018, all of the owners of AMH GP entered into an amended and restated voting agreement (the “Voting Agreement”) regarding the voting of their interests in AMH GP.

Appointment and Departure of Directors

In connection with the business combination, Michael A. McCabe, Homer “Gene” Cole, Mickey Ellis, Don Dimitrievich, William W. McMullen and Mark Stoner resigned from the board of AMH GP. In connection with the business combination, James T. Hackett was appointed to the board of AMH GP.  Harlan H. Chappelle and Michael E. Ellis remain directors on the board of AMH GP.  Our executive management team remains the same, except that Mr. Hackett is now Chairman of the Board.

Distribution of Non-Stack Assets

In connection with the closing of the business combination, we have completed our transition from a diversified asset base composed of a portfolio of conventional assets to an oil and liquids-rich resource play in the STACK.  On February 8, 2018, we distributed the remainder of our non-STACK assets to AM Contributor as a dividend. At the time of the disposition, management estimated the carrying value of our remaining non-STACK assets to be $42.8 million with liabilities of $52.5 million, which liabilities include $44.6 million of asset retirement obligations.  The remaining non-STACK assets distributed subsequent to year end will be reflected as discontinued operations in future filings when the criteria for discontinued operations for the remaining non-STACK are met under ASC 205-20, “Discontinued Operations”.

Amended and Restated Senior Secured Revolving Credit Facility

In connection with the closing of the business combination, we entered into the Eighth Amended and Restated Credit Agreement with Wells Fargo Bank, National Association, as the administrative agent (the “Eighth A&R credit facility”). The Eighth A&R credit facility is for an aggregate maximum credit amount of $1.0 billion with an initial $350.0 million borrowing base limit. The Eighth A&R credit facility does not permit us to borrow funds if at the time of such borrowing we are not in pro forma compliance with our financial covenants. As of February 9, 2018, all outstanding balances under our credit facility were paid in full.

For further details of the business combinations please Note 19 — Subsequent Events in the consolidated financial statements.

Weeks Island Sale

During the fourth quarter of 2017, we sold our oil and natural gas properties in the Weeks Island field.  Results of operations for Weeks Island field are reflected as discontinued operations in our consolidated financial statements for all periods presented.  See Note 6 — Discontinued Operations to the consolidated financial statements for details.  Operating revenues and expenses for all periods exclude discontinued operations in the Weeks Island field.  As used herein, unless noted otherwise, amounts presented will not include the Weeks Island field.

2017 Highlights

During 2017, we concentrated our efforts on developing our assets in the STACK play.  Highlights from 2017 include:

•

total estimated proved reserves increased by 43.9 MMBOE or 32% from 138.8 MMBOE (including Weeks Island) in 2016 to 182.7 MMBOE in 2017, primarily as a result of our focus on the successful drilling activity and development in the STACK;

•	total production increased by 41% from 6.1 MMBOE in 2016 to 8.6 MMBOE in 2017;
•	total average daily production from our assets in the STACK increased by 58% from approximately 13.0 MBOE/d in 2016 to 20.6 MBOE/d in 2017;

•	total revenues from hydrocarbons increased 76% in 2017 as compared to 2016, as a result of higher commodity prices and higher production;
•

drilled and completed 134 gross wells (59.1 net wells) in 2017 in the STACK and 37 gross wells of the 134 gross wells drilled and completed in the STACK were funded pursuant to the joint development agreement with BCE-STACK Development LLC (“BCE”) (described below);

•	divested conventional assets in our previous core area Weeks Island field for approximately $22.5 million, as a result of a strategic shift in our operations to become a STACK pure-play company;
•	invested approximately $314 million in our oil and natural gas properties in 2017, as compared to $214 million in 2016 (both totals exclude acquisitions);
•	recognized impairment expense in 2017 of $30.3 million as compared to $16.3 million in 2016;

Industry Operating Environment and Outlook

The success of our business is highly dependent on the prices we receive for our oil, natural gas and natural gas liquids.  Our industry has been significantly impacted by lower commodity prices in recent years.  Commodity prices remained volatile, but generally increased on average in 2017 relative to 2016 in response to improving supply and demand fundamentals and other factors.  Oil prices in particular showed significant signs of improvement in early 2018, with NYMEX West Texas Intermediate (“NYMEX WTI”) reaching $66.14 per barrel on January 26, 2018. As of March 20, 2018, NYMEX WTI was $63.40 per barrel and NYMEX Henry Hub was $2.68 per MMBtu.  Commodity prices remain unpredictable and it is uncertain whether the increase in market prices experienced in recent months will be sustained.  Therefore, we cannot predict with certainty the future prices for the commodities we produce and sell.  Forecasts can be impacted by many factors, including but not limited to changes in worldwide economic conditions, including the European credit markets; geopolitical activities, including developments in the Middle East, South America and elsewhere; worldwide supply conditions; weather conditions; actions taken by the Organization of Petroleum Exporting Countries; and the value of the U.S. dollar in international currency markets.

Our anticipated capital expenditures, which include acquisitions, for 2018 are approximately $568 million.  Additionally, we anticipate that up to an additional $25 million will be funded for 2018 drilling and completions activity in the STACK by BCE pursuant to our joint development agreement (described below).  Following the business combination with AMR, our 2018 outlook is focused on the development of our assets in the STACK. Accordingly, we have allocated all of our 2018 capital expenditures to the STACK.  We currently operate seven drilling rigs in the STACK and anticipate increasing to eight drilling rigs by the end of 2018, which will result in drilling a total of approximately 175 gross wells in the STACK.

Our Strategy

Our primary business objective is to increase value through the execution of the following strategies:

•

Economically grow production, cash flow and reserves by developing our extensive drilling inventory in the core of the STACK.  We consider our large inventory of identified horizontal drilling locations in our primary target formations within the STACK to be relatively low-risk based on information gained from our own production history, the large number of existing wells in the area, the industry activity surrounding our acreage and the consistent and predictable geology on and surrounding our position. We intend to grow our reserves and production through the development of a multi-year inventory of identified drilling locations in our primary target formations within the STACK. These drilling locations represent a significant part of our growth strategy.

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

•

Expand drilling inventory through strategic acquisitions.  We believe that our highly contiguous acreage position and extensive knowledge of the STACK will allow us to add acreage through grassroots leasing, acquisitions, pooling of interests and farm-ins. We believe our understanding of the geology, geophysics and reservoir properties of potential acquisition targets will allow us to identify and acquire highly prospective acreage in order to further grow our resource base. We increased our position in the STACK from approximately 45,000 net acres in early 2015 to approximately 130,000 net acres as of December 31, 2017 primarily through the acquisition of undeveloped acreage. We have significant experience in successfully sourcing, evaluating and executing acquisition opportunities and intend to pursue future acquisitions, farm-ins and forced pooling to meet our strategic and financial objectives.

•

Maximize single-well returns by optimizing drilling and completion techniques through the experience and expertise of our operating team.  Our team uses a multi-disciplinary approach on an ongoing basis to evaluate our techniques for well targeting, drilling, completions and operating results and compares our methods and results against other operators in our area in order to improve our performance and identify opportunities to optimize our drilling and completion techniques.  We have incorporated increased understanding of rock properties to target landing zones for horizontal wells, as well as optimized completion designs.  A key element of cost reduction has been efficiency gains in drilling time, improving from an average of over 40 days from wells spud in 2012 to an average of 15 days in 2017.

•

Strategically manage infrastructure and midstream services contracts to lower our costs.  We seek to leverage existing legacy infrastructure, as well as exploit new infrastructure, to support our development of multi-well pad drilling. We also utilize various midstream and marketing solutions to increase realizations and to provide access to multiple downstream natural gas and NGL markets. We currently have preferred access to the Kingfisher system through a firm processing commitment without any minimum volume commitment obligations as our midstream commitments pertain to acreage dedications only. Several midstream companies have recently expanded their gathering systems and added processing capacity to serve the STACK. The Kingfisher system and plant are located primarily within our acreage footprint and began operation in the second quarter of 2016. With the planned Kingfisher expansion underway, the Kingfisher system provides us with dedicated offtake while improving NGL realizations as well as the opportunity to expand our volumes delivered to the system once the expansion has been completed.

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

•

Large, highly contiguous acreage position with multi-year inventory of low-risk horizontal drilling locations.  Our acreage in the STACK is characterized by a liquids-weighted inventory of horizontal drilling locations that provides attractive growth opportunities. Our core production area in the STACK has supported production since the 1940s and has a well-established infrastructure from historical operations. Our large, highly contiguous acreage blocks and focus on maintaining operational control provide us the flexibility to adjust our drilling and completion techniques in order to optimize our well results. Additionally, our highly contiguous acreage allows us to leverage existing infrastructure for more cost-efficient development and transportation. Our acreage position in the STACK also provides growth potential from an inventory of identified gross horizontal drilling locations to develop the Osage and Meramec formations, and identified gross horizontal drilling locations to develop the Oswego formation. Based on results from our horizontal drilling program and those of other operators, we believe significant development opportunities exist in other formations in the STACK.

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

•

Robust midstream infrastructure supports production growth and access to markets.  We have relationships with multiple gas gathering and processing companies including DCP Midstream, LLC (“DCP”), Mustang Gas Products, LLC (“Mustang”), EnLink Midstream Partners, LP (“EnLink”), MarkWest Energy Partners, L.P. (“MarkWest”) and Energy Transfer Partners, L.P. (“Energy Transfer”). These companies, in conjunction with Kingfisher, provide the midstream and operational infrastructure necessary to support our drilling schedule and expected production growth. Kingfisher commissioned its system to be “purpose built” to synchronize with our gathering needs, and those of other STACK operators, stemming from the expected horizontal development of our acreage position. The Kingfisher system and plant began operation in the second quarter of 2016, which enhanced our takeaway capacity given our dedicated 60 MMcf/d contracted volume with Kingfisher. Additionally, Kingfisher’s planned 200 MMcf/d plant expansion is under way, and we have contracted for up to 100% of the additional capacity. We believe this will ensure the continuous development of our horizontal inventory.

•

Financial strength and flexibility.  We have a strong financial position and a prudent financial management strategy, which will allow us to actively allocate capital in order to grow production, reserves and cash flow. We believe our cash flow from operations, along with borrowing capacity and existing cash, will provide us with sufficient liquidity to execute on our 2018 capital program. Additionally, we have an effective hedging program in place to protect our future cash flows and provide more certainty for the budgeting of our capital plan. We plan to continue our hedging program to protect future revenues.

Partnership Structure

We are structured as a private partnership.  Since our inception in 1987, we have funded exploration, development and operating activities primarily through cash from operations, contributions by our limited partners, borrowings under our senior secured credit facilities and proceeds from the issuance of senior unsecured notes.

Our partnership agreement currently provides for interests to be divided into economic units held by the partners referred to as “LP Units” and non-economic general partner interests owned by AMH GP (as defined below) referred to as “GP Units”.  AMH GP owns all the GP Units and SRII Opco LP owns all the LP Units.

As a limited partnership, our operations and activities are managed by the board of directors (the “Board of Directors”) of our general partner, AMH GP.  The limited liability company agreement of AMH GP provides for two classes of interests: (i) Class A Units, which hold 100% of the economic interests in AMH GP and (ii) Class B Units, which hold 100% of the voting interests in AMH GP.  SRII Opco LP is the sole owner of Class A Units and owns 90% of the Class B Units.  Harlan H. Chappelle, our Chief Executive Officer and a director, Michael Ellis, the founder, our Chief Operating Officer and Chairman of the Board of Directors and certain affiliates of Bayou City, and Highbridge, own an aggregate 10% of the Class B Units.  AMH GP’s Board of Directors are selected by the Class B Members.  Notwithstanding the foregoing, voting control of AMH GP is vested in SRII Opco LP pursuant to a voting agreement.

All distributions under our partnership agreement are made to the limited partners pro rata when AMH GP so directs.

Reserve and Production Overview

The following table describes our proved reserves and production profile as of December 31, 2017:

	Total						Average
	Estimated		Liquids as %				Daily Net
	Proved		of Total	PV-10		Net	Production
	Reserves	% Proved	Proved	($ in Millions)	Net	Producing	2017
	(MMBOE)	Developed (1)	Reserves (1)	(2)	Acreage (3)	Wells (4)	(MBOE/d) (5)
STACK	176.2	30%	61%	$1,100.4	131,403	411.2	20.6
Other	6.5	83%	38%	5.5	328,663	60.9	2.9
All Properties	182.7	32%	60%	$1,105.9	460,066	472.1	23.5
(1)	Computed as a percentage of total reserves of the area.
(2)

PV-10 was calculated using oil and natural gas price parameters established by current Securities and Exchange Commission (“SEC”) guidelines and accounting rules based on the unweighted arithmetic average of oil and natural gas prices as of the first day of each of the twelve months ended December 31, 2017. Because we are a partnership and, as such, are not subject to income taxes, our PV-10 is the same as our standardized measure of future net cash flows, the most comparable measure under United States generally accepted accounting principles, which is reduced for the discounted value of estimated future income taxes.  Calculation of PV-10 does not give effect to derivatives transactions.  The unweighted arithmetic average prices as of the first of each month during the twelve months ended December 31, 2017 were $51.34 per Bbl of oil and $2.98 per MMBtu of natural gas.  The estimated realized prices for natural gas liquids using a $51.34 per Bbl benchmark and adjusted for average differentials were $26.06.  Natural gas liquid prices vary depending on the composition of the natural gas liquids basket and current prices for various components thereof, such as butane, ethane, and propane, among others.

(3)	Includes developed and undeveloped acreage.
(4)	Calculated as gross wells times our working interest percentage.
(5)

Average daily net production in the year ended December 31, 2017. The average daily net production excludes the Weeks Island field, which we sold during the fourth quarter of 2017.  See Note 6 — Discontinued operations for further details.

Our Properties

STACK, Oklahoma

As of December 31, 2017, we have assembled a highly contiguous position of approximately 130,000 net acres largely in the up-dip, naturally-fractured oil portion of the STACK in eastern Kingfisher County, Oklahoma, which makes up about 96% of our proved reserves.  This position is characterized by multiple productive zones located at total vertical depths between 4,000 feet and 8,000 feet.  The legacy operations within our acreage are primarily shallow-decline, long-lived oil fields developed on 80-acre vertical well spacing associated with waterfloods in the Oswego, Big Lime and Manning Limestones. We continue to maintain production in these historical pay zones.

As of December 31, 2017, we had a 68% average working interest in 608 gross producing wells.  We produced 7,513 MBOE net to us from our STACK properties in 2017, an increase of 58% as compared to 4,768 MBOE in 2016.  During 2017, we spent approximately $356 million in the STACK for the drilling and completion of wells, as well as other expenditures for facilities and acquisition of leaseholds.  For the twelve months ended December 31, 2017, we have received approximately $92.7 million from BCE under our joint development agreement. We currently operate seven drilling rigs in the STACK for horizontal development.  We plan to increase to eight drilling rigs by the end of 2018, targeting the Mississippian-age Osage, Meramec, and Manning formations and the Pennsylvanian-age Oswego formation with horizontal drilling.  We will also participate in other horizontal wells as a non-operator, primarily targeting the Oswego Lime, Meramec and Osage.

Following the closing of the business combination, our capital expenditure budget for 2018 of approximately $568 million is all allocated to the STACK.  Additionally, we anticipate that up to an additional $25 million will be funded for 2018 drilling and completions activity in the STACK by BCE pursuant to our joint development agreement (described below).  We currently operate seven drilling rigs in the STACK and anticipate increasing to eight drilling rigs by the end of 2018, which will result in drilling a total of approximately 175 gross wells in the STACK.

Bayou City Joint Development Agreement

In January 2016, we entered into a joint development agreement with BCE, a fund advised by Bayou City, to fund a portion of our drilling operations and to allow us to accelerate development of our STACK acreage. On December 31, 2016, High Mesa purchased from BCE and contributed interests in the Contributed Wells drilled under the joint development agreement to us with an effective date of October 1, 2016.  The drilling program will fund the development of 80 additional wells, in four tranches of 20 wells each. As of December 31, 2017, 54 joint wells have been drilled or spudded leaving 26 joint wells to be drilled under the joint development agreement.

Under the joint development agreement, BCE has committed to fund 100% of our working interest share up to a maximum average of $3.2 million in drilling and completion costs per well for any tranche. We are responsible for any drilling and completion costs exceeding this limit. In exchange for the payment of drilling and completion costs, BCE receives 80% of our working interest (the “BCE Interest”) in each wellbore, which the BCE Interest will be reduced to 20% of our initial working interest upon BCE achieving a 15% internal rate of return on the wells within a tranche and automatically further reduced to 12.5% of our initial interest upon BCE achieving a 25% internal rate of return.  Following the completion of each joint well, we and BCE will each bear our respective proportionate working interest share of all subsequent costs and expenses related to such joint well.

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

In the second quarter of 2016, Kingfisher commissioned a 60 MMcf/d cryogenic gas processing facility within our acreage footprint. This facility receives natural gas from the Kingfisher gathering system, which (i) is designed to accommodate the anticipated larger volumes we expect to produce from multi-well pads and (ii) offers assurance of processing and residue capacity to support future production growth. Kingfisher has commenced a 200 MMcf/d expansion that it expects to be operational by end of April 2018.

We have committed the oil and natural gas production from our Kingfisher County acreage, not otherwise committed to others, to Kingfisher. As part of the Kingfisher contract, we have secured firm processing rights of 260 MMcf/d at the expanding Kingfisher facility, which provides multiple sales outlets for marketing residue natural gas from our growing STACK production volumes and minimizes the effect of future processing limitations due to overall STACK production increases. Beginning June 1, 2018, our subsidiary, Oklahoma Energy Acquisitions, LP (“Oklahoma Energy”), will have residue natural gas firm transport along the Oneok Gas Transmission pipeline for 100,000 dekatherm per day. There is no minimum volume commitment associated with the Kingfisher contract.  On September 21, 2016, we entered into an agreement with Kingfisher that beginning January 1, 2017 through January 31, 2022, we shall reimburse Kingfisher for 50% of any shortfall fee paid by Kingfisher to a third-party operator for any year in which the daily delivered gas volume is less than the daily gas volume committed.  Prior to the consummation of the business combination, affiliates of our former Class B limited partner, High Mesa, owned minority equity interests in Kingfisher, as describe more in detail under “Item 13. Certain Relationships and Related Transactions, and Director Independence — Gathering Agreements.”

Other Assets

Through February 8, 2018, we conducted operations in other areas.  On February 8, 2018, we distributed the remainder of our non-STACK assets to AM Contributor as a dividend. The remaining non-STACK assets distributed subsequent to year end will be reflected as discontinued operations in future filings when the criteria for discontinued operations for the remaining non-STACK are met under ASC 205-20, “Discontinued Operations”.

Our Oil and Natural Gas Reserves

The table below summarizes our estimated net proved reserves as of December 31, 2017:

	As of December 31, 2017
	Oil
	and
	NGLs	Gas

	(MBbls)	(MMcf)
Proved Reserves (1)
Developed	32,527	150,183
Undeveloped	77,878	283,336
Total Proved	110,405	433,519

(1)

Our proved reserves as of December 31, 2017 were calculated using oil and natural gas price parameters established by current SEC guidelines and accounting rules based on unweighted arithmetic average prices as of the first day of each of the twelve months ended on such date. These average prices were $51.34 per Bbl for oil and $2.98 per MMBtu for natural gas. The estimated realized price for natural gas liquids using a $51.34 per Bbl benchmark adjusted for average differentials was $26.06.  Natural gas liquid prices vary depending on the composition of the natural gas liquids basket and current prices for various components thereof, such as butane, ethane, and propane, among others.  Pricing was adjusted for basis differentials by field based on our historical realized prices.  See “Note 21 — Supplemental Oil and Natural Gas Disclosures (Unaudited)” in the accompanying notes to consolidated financial statements included elsewhere in this report for information concerning proved reserves.

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

Ryder Scott Company, L. P. (“Ryder Scott”), a third party consulting firm, audited 97% of our 2017 proved reserves on a 6:1 MCF/BBL conversion basis.

Copies of the audit letters issued by Ryder Scott are filed with this report as Exhibits 99.1, and 99.2. The qualifications of the technical persons at Ryder Scott primarily responsible for overseeing the audit of our reserve estimates are set forth below.

Michael Stell earned a B.S. in Chemical Engineering at Purdue University in 1979 and a Master of Science Degree in Chemical Engineering from the University of California, Berkeley, in 1981. Mr. Stell is a licensed Professional Engineer in the State of Texas. Based on his educational background, professional training and over 35 years of practical experience in the estimation and evaluation of petroleum reserves, Mr. Stell has attained the professional qualifications as a Reserves Estimator and Reserves Auditor set forth in Article III of the “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information” promulgated by the Society of Petroleum Engineers as of February 19, 2007.

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

Proved Undeveloped Reserves

At December 31, 2017, we had PUDs of 125.1 MMBOE, or approximately 68% of total proved reserves.

Total PUDs at December 31, 2016 were 98.4 MMBOE, or 71% of our total proved reserves.  The following table reflects the changes in PUDs during 2017:

MBOE
Proved undeveloped reserves, December 31, 2016	98,386
Converted to proved developed	(4,083)
Proved undeveloped reserve extensions and discoveries	32,972
Proved undeveloped reserves acquired	1,846
Proved undeveloped reserves sold	(746)
Proved undeveloped reserve revisions	(3,274)
Proved undeveloped reserves, December 31, 2017	125,101

PUDs converted to proved developed reserves were primarily in the STACK, our most active development area.  During 2017, we incurred approximately $26.3 million in expenditures to convert the December 31, 2016 PUDs to proved developed reserves.  Extensions and discoveries were due to increases in PUD reserves associated with our successful drilling activity in the STACK.  In 2017, we had negative revisions of 3,274 MBOE primarily due to PUD wellbore interest assignments and extension of tranche reversions related to the BCE joint development agreement, which were partially offset by positive price revisions. Estimated future development costs, including plugging and abandonment cost (“P&A”), for PUDs remaining are approximately $978.4 million at December 31, 2017.

Under current SEC requirements, PUD reserves may only be booked if they relate to wells scheduled to be drilled within five years of the original date of booking unless specific circumstances justify a longer time.  We will be required to remove our PUDs if we do not drill those reserves within the required five year time frame, unless specific circumstances justify a longer time.  All of our PUDs at December 31, 2017 are scheduled to be drilled within five years of the original date of booking.  The future development of such proved undeveloped reserves is dependent on future commodity prices, costs and other economic assumptions in our forecasts.  Lower prices for oil and natural gas may cause us to forecast less capital to be available for development of our PUDs in the future, which may cause us to decrease the amount of our PUDs we expect to develop within the five-year time frame.  In addition, lower oil and natural gas prices may cause our PUDs to become uneconomic to develop at future SEC pricing, which would cause us to remove them from the proved undeveloped category.

We reevaluate our five year PUD schedule quarterly. However, the relative proportion of total PUD reserves that we develop over the next five years will not be uniform year to year, but will vary by year depending on several factors, including financial targets such as reducing debt and/or drilling within cash flow, drilling obligatory wells (wells where a third-party operator has elected to drill a well and we are faced with either drilling the well or incurring penalties or where we need to drill or recomplete a well to preserve a lease), drilling acreage to hold it with production, and the inclusion of new acquisitions with associated PUDs. When developing our long range plan, we prioritize drilling based on many factors including product prices, capital availability and expected rates of return. As a result, we may drill PUDs with smaller net reserves but with higher returns.

During 2016 and 2017, we focused on drilling wells to hold our acreage and expand our proved reserves, as opposed to drilling PUD locations for development purposes as most of our PUDs are currently held by production. We anticipate drilling in excess of 170 wells in each of the following five years. At year-end 2017, we had approximately 398 PUD locations in our inventory and, of these locations, approximately 300 are operated by us. During 2018 and 2019, we are only required to drill 30 PUD wells and will begin pattern development as we continue to focus on drilling other wells to expand our proved reserves. By 2020 and 2021, we will need to have drilled 83 and 147 wells, respectively. Accordingly, we anticipate drilling the large majority of our currently booked PUDs in the aggregate before drilling commitments become due in 2020 and 2021.

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

	Year Ended December 31,
	2017	2016	2015

Net production:
Oil (MBbls)	4,167	2,904	2,813
Natural gas (MMcf)	18,115	13,384	10,478
Natural gas liquids (MBbls)	1,387	956	678
Total (MBOE)	8,573	6,090	5,238
Total (MMcfe)	51,440	36,542	31,426
Average sales price per unit before hedging effects:
Oil (per Bbl)	$49.44	$40.54	$46.22
Natural gas (per Mcf)	2.63	2.20	2.52
Natural gas liquids (per Bbl)	24.36	16.38	16.01
Combined (per BOE)	33.52	26.74	31.95
Combined (per MMcfe)	5.59	4.46	5.32
Average sales price per unit after hedging effects:
Oil (per Bbl)	$49.13	$68.96	$76.39
Natural gas (per Mcf)	3.01	2.69	4.63
Natural gas liquids (per Bbl)	23.31	16.04	16.01
Combined (per BOE)	34.00	41.31	52.37
Combined (per MMcfe)	5.67	6.88	8.73
Average costs per BOE:
Lease and plant operating expense	$7.10	$7.62	$10.28
Marketing and transportation expense	3.56	2.11	0.60
Production and ad valorem taxes	0.84	0.68	1.20
Workover expense	0.69	0.58	0.99
Average costs per Mcfe:
Lease and plant operating expense	$1.18	$1.27	$1.71
Marketing and transportation expense	0.59	0.35	0.10
Production and ad valorem taxes	0.14	0.11	0.20
Workover expense	0.11	0.10	0.17

The following table provides a summary of our production, average sales prices and average production costs for the STACK area, which contributes approximately 96% of our total proved reserves as of December 31, 2017;

	Year Ended December 31,
STACK	2017	2016	2015

Net production:
Oil (MBbls)	3,907	2,570	2,006
Natural gas (MMcf)	13,973	8,247	4,276
Natural gas liquids (MBbls)	1,277	823	499
Total (MBOE)	7,513	4,768	3,217
Total (MMcfe)	45,077	28,610	19,310
Average sales price per unit before hedging effects:
Oil (per Bbl)	$49.76	$41.16	$45.90
Natural gas (per Mcf)	2.70	2.43	2.51
Natural gas liquids (per Bbl)	24.62	17.21	16.74
Combined (per BOE)	35.10	29.35	34.55
Average production costs per BOE:
Lease and plant operating expense	$5.32	$4.75	$6.40
Marketing and transportation expense	3.92	2.44	0.49
Production and ad valorem taxes	0.74	0.58	0.58
Workover expense	0.57	0.72	0.78
Average production costs per Mcfe:
Lease and plant operating expense	$0.89	$0.79	$1.07
Marketing and transportation expense	0.65	0.41	0.08
Production and ad valorem taxes	0.12	0.10	0.10
Workover expense	0.09	0.12	0.13

Delivery Commitments

As of December 31, 2017, we had no commitments to provide a fixed quantity of oil, natural gas or natural gas liquids.

Drilling Activity

The following table sets forth, for each of the three years ended December 31, 2017, 2016 and 2015, the number of net productive and dry exploratory and developmental wells completed, regardless of when drilling was initiated. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled, quantities of reserves found or economic value.

	Year Ended December 31,
	2017	2016	2015
Development wells (net):
Productive	59.0	29.9	34.6
Dry	—	—	2.0
Total development wells	59.0	29.9	36.6

Exploratory wells (net):
Productive	0.1	3.0	3.9
Dry	—	—	4.9
Total exploratory wells	0.1	3.0	8.8

We had one net well that is a developmental dry hole.  The well was a recompletion related to our non-STACK assets.

Present Activities

As of December 31, 2017, we were drilling 43 gross (18.0 net) wells.

Productive Wells

The following table sets forth information with respect to our ownership interest in productive wells as of December 31, 2017:

	December 31, 2017
	Gross	Net
Oil wells:
STACK	575	394.5
Other	62	22.4
All properties	637	416.9

Natural gas wells
STACK	33	16.7
Other	74	38.5
All properties	107	55.2

Of the total well count as of December 31, 2017, 1 gross wells (0.6 net) are multiple completions.

Productive wells are producing wells, shut-in wells we deem capable of production, wells awaiting completion, plus wells that are drilled/cased and completed, but awaiting pipeline hook-up.  A gross well is a well in which a working interest is owned.  The number of net wells represents the sum of fractional working interests we own in gross wells.

Developed and Undeveloped Acreage Position

The following table sets forth information with respect to our gross and net developed and undeveloped oil and natural gas acreage under lease as of December 31, 2017, all of which is located in the United States:

	Developed Acres		Undeveloped Acres		Total Acres
	Gross	Net	Gross	Net	Gross	Net
Property:
STACK	124,326	98,587	35,237	32,816	159,563	131,403
Other	69,431	36,747	343,254	291,916	412,685	328,663
All properties	193,757	135,334	378,491	324,732	572,248	460,066

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

Undeveloped Acreage Expirations

The following table sets forth information with respect to our gross and net undeveloped oil and natural gas acreage under lease as of December 31, 2017, all of which is located in the United States, that will expire over the following three years by core area unless production is established within the spacing units covering the acreage prior to the expiration dates:

	2018		2019		2020
	Gross	Net	Gross	Net	Gross	Net
Property:
STACK	10,181	9,707	12,875	12,355	3,638	3,187
Northwest	23,686	16,350	36,737	25,236	13,713	9,453
Other	18,945	10,999	3,273	2,826	11,131	10,454
All properties	52,812	37,056	52,885	40,417	28,482	23,094

We have lease acreage that is generally subject to lease expirations if initial wells are not drilled within a specified period, generally a period of three to five years.  As is customary in the oil and gas industry, we can retain our interest in undeveloped acreage by maintaining the lease through: (i) commencing operations for drilling, completion and production operations, (ii) pooling process, (iii) production, (iv) automatic extensions or negotiated extensions of the leases and (v) other terms of the leases such as shut-in payments.  As of December 31, 2017, the vast majority of our acreage does not have associated proved undeveloped reserves, and proved undeveloped reserves attributed to acreage in which the lease expiration date precedes the scheduled initial drilling date is not material. Our leases are mainly fee leases with primary terms of three to five years. We believe that our lease terms are similar to our competitors’ fee lease terms as they relate to both primary term and royalty interests.

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

We sell the oil and natural gas from several properties we operate primarily through a marketing agreement with ARM Energy Management, LLC (“AEM”).  Prior to the Closing, we were a part owner of AEM at less than 10%.  AEM markets our oil and natural gas and subsequently sells it under short-term contracts generally with month-to-month pricing based on published regional indices, with differentials for transportation, location, and quality taken into account.  AEM remits monthly collections of these sales to us, and receives a 1% marketing fee.  Our marketing agreement with AEM commenced in June 2013.  The agreement will terminate in 2018, with additional provisions for extensions beyond five years, and for early termination.  During the second half of 2013 and throughout 2014 to 2016, AEM marketed majority of our production from operated fields.  Production from non-operated fields, the most significant of which were our Eagleville field in South Texas, and our Hilltop natural gas field in East Texas prior to their sale, was marketed on our behalf by the operators of those properties.  Production from our interests in Eagleville was sold by the operator, Murphy Oil Corporation.  We sold our remaining interests in Eagleville in the third quarter of 2015.  See “Note 4 — Significant Acquisitions and Divestitures” in the accompanying notes to the consolidated financial statements included elsewhere in this report for additional information.

Natural gas liquids are sold under various contracts with processors typically in the vicinity of the production at spot market rates, after processing costs.

For the year ended December 31, 2017, revenues marketed by AEM were $199.2 million, or approximately 70.9% of total revenue excluding the Weeks Island field sales marketed by AEM and hedging activities.

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

As a result of forced pooling processes, we have increased our working interest in approximately 95% of the 269 total operated horizontal wells we have drilled on our STACK acreage since January 1, 2014. In those wells in which forced pooling proceedings were initiated, we increased our working interest by an average of approximately 15% of our initial working interest in the drilling unit. In one instance in 2016, we proposed and drilled a well as operator in a section where our working interest ownership was initially approximately 10%, which through the implementation of the forced pooling process increased our working interest to approximately 95%. In recent years, the collective working interest of third party owners of mineral rights in these drilling units who have elected to participate in these wells has been low, which we believe could largely be attributed to the absence of available capital following the substantial oil and gas price downturns that commenced in late 2014. Due to the increased interest in the STACK as an economic play in the current price and cost environment, we believe that third party interest holders may be more likely to bear their share of the costs of the proposed future wells on our acreage. Nevertheless, we expect that forced pooling will continue to increase our leasehold interests within our STACK acreage. The future successful use of forced pooling to increase our working interest in proposed wells that are attributed to undeveloped reserves is not reflected in our reserve reports.

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

Employees

As of December 31, 2017, we had 266 full-time employees. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We believe our relationships with our employees are good. From time to time, we utilize the services of independent contractors to perform various field and other services. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

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

The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, for example, the EPA has identified environmental compliance by the energy extraction sector as one of its enforcement initiatives for fiscal years 2017 to 2019, although the outlook for this initiative remains unclear with the change in the presidential administration. Consequently, any changes in environmental laws and regulations or re-interpretation of enforcement policies that result in more stringent and costly well drilling, construction, completion or water management activities, or waste handling, storage transport, disposal or remediation requirements could have a material adverse effect on our financial position and results of operations. We may be unable to pass on such increased compliance costs to our customers. Moreover, accidental releases or spills may occur in the course of our operations, and we cannot assure you that we will not incur significant costs and liabilities as a result of such releases or spills, including any third-party claims for damage to property, natural resources or persons. Historically, our environmental compliance costs have not had a material adverse effect on our results of operations; however, there can be no assurance that such costs will not be material in the future or that such future compliance will not have a material adverse effect on our business and operating results.

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

Federal agencies also have begun directly regulating emissions of methane, a GHG, from oil and natural gas operations. In June 2016, the EPA published New Source Performance Standards (“NSPS”), known as Subpart OOOOa, which require certain new, modified or reconstructed facilities in the oil and natural gas sector to reduce these methane gas and volatile organic compound emissions. These Subpart OOOOa standards will expand previously issued NSPS published by the EPA in 2012 and known as Subpart OOOO, by using certain equipment-specific emissions control practices. Moreover, in November 2016, the EPA issued an Information Collection Request (“ICR”) seeking information about methane emissions from facilities and operations in the oil and natural gas industry, but on March 2, 2017, the EPA announced that it was withdrawing the ICR so that the agency may further assess the need for the information that it was collecting through the request.  Additionally, in December 2015, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France that prepared an agreement requiring member countries to review and “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals every five years beginning in 2020. This “Paris Agreement” was signed by the United States in April 2016 and entered into force in November 2016; however, this agreement does not create any binding obligations for nations to limit their GHG emissions but, rather, includes pledges to voluntarily limit or reduce future emissions.  After the election, President Trump declared that the United States would not abide by the Paris Agreement.

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

Historically, world-wide oil and natural gas prices and markets have been subject to significant change and may continue to change in the future. In particular, the prices of oil and natural gas declined dramatically after the second half of 2014.  Based on daily settlements of monthly contracts traded on the NYMEX, the average price for the twelve months ended December 31, 2016 for a barrel of oil ranged from a high of $52.17 in December 2016 to a low of $30.62 in February 2016, and the price for an MMBtu of natural gas ranged from a high of $3.23 in December 2016 to a low of $1.71 in March 2016.  Oil prices continued to fluctuate during 2017. Based on daily settlements of monthly contracts traded on the NYMEX, the average price for the twelve months ended December 31, 2017 for a barrel of oil ranged from a high of $57.95 in December 2017 to a low of $45.20 in June 2017, and the price for an MMBtu of natural gas ranged from a high of $3.93 in January 2017 to a low of $2.63 in March 2017.

Continued fluctuations in oil and natural gas prices, price declines or any other unfavorable market conditions could have a material adverse effect on our financial condition and on the carrying value of our proved reserves. The average realized price, excluding hedge settlements, at which we sold oil in 2017 was $49.44 per barrel compared to $40.54 per barrel in 2016 and $46.22 per barrel in 2015. Because the oil price we are required to use to estimate our future net cash flows is the average first day of the month price over the twelve months prior to the date of determination of future net cash flows, the full effect of falling prices may not be reflected in our estimated net cash flows for several quarters.  We review the carrying value of our properties on a quarterly basis and once incurred, a write-down in the carrying value of our properties is not reversible at a later date, even if prices increase.

Prices for oil and natural gas may fluctuate widely in response to relatively minor changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control, such as:

•	the domestic and foreign supply of and demand for oil and natural gas;
•	the price and quantity of foreign imports of oil and natural gas;
•	changes in federal regulations removing decades-old prohibition of the export of crude oil production in the U.S.;

•	federal regulations applicable to exports of liquefied natural gas (“LNG”), including the recently initiated exports of LNG liquefied from natural gas produced in the lower 48 states of the U.S.;
•	actions taken by members of the Organization of Petroleum Exporting Countries and other oil producing nations in connection with their arrangements to maintain oil price and production controls;
•	the level of consumer product demand;
•	weather conditions;
•	domestic and foreign governmental regulations, including environmental initiatives and taxation;
•	overall domestic and global economic conditions;
•	the value of the dollar relative to the currencies of other countries;
•

stockholder activism or activities by non-governmental organizations to restrict the exploration, development and production of oil and natural gas in order to minimize emissions of carbon dioxide, a greenhouse gas (“GHG”);

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

The oil and natural gas industry is capital intensive. We have made and expect to continue to make substantial capital expenditures in our business for the exploration, exploitation, development and acquisition of oil and natural gas reserves. As a result of the current price environment and in connection with the business combination, we have increased our budgeted capital expenditures for 2018.  Our estimated STACK capital expenditures for 2018 are $568 million for the drilling and completion of wells, as well as other expenditures for facilities and acquisition of leaseholds.  Our STACK capital expenditures for 2017 and 2016 totaled $356 million and $209 million, respectively, for the drilling and completion of wells, as well as other expenditures for facilities and acquisition of leaseholds.  For the twelve months ended December 31, 2017, we have received approximately $92.7 million from BCE under our joint development agreement. We have funded development and operating activities primarily through equity capital raised from our affiliates, through borrowings, through the issuance of debt, and through internal operating cash flows.  We intend to finance our future capital expenditures predominantly with cash flows from operations and with proceeds we received in the business combination. If necessary, we may also access capital through proceeds from potential asset dispositions, borrowings under our senior secured revolving credit facility and the future issuance of debt and/or equity securities. Our cash flow from operations and access to capital are subject to a number of variables, including:

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

The difficulties that we face while completing our wells include the following:

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

Our producing properties are geographically concentrated in the STACK. Because of this concentration, the success and profitability of our operations may be disproportionately exposed to regional factors relative to our competitors that have more geographically dispersed operations. These factors include, among others: (i) the prices of crude oil and natural gas produced from wells in the region and other regional supply and demand factors, including gathering, pipeline and rail transportation capacity constraints; (ii) the availability of rigs, equipment, oil field services, supplies and labor; (iii) the availability of processing and refining facilities; and (iv) infrastructure capacity. In addition, our operations in the STACK may be adversely affected by severe weather events such as floods, ice storms and tornadoes, which can intensify competition for the items described above during months when drilling is possible and may result in periodic shortages. The concentration of our operations in a limited geographic area also increases our exposure to changes in local laws and regulations, certain lease stipulations designed to protect wildlife and unexpected events that may occur in the regions such as natural disasters, seismic events, industrial accidents or labor difficulties. Any one of these events has the potential to cause producing wells to be shut-in, delay operations, decrease cash flows, increase operating and capital costs and prevent development of lease inventory before expiration. Any of the risks described above could have a material adverse effect on our financial condition, results of operations and cash flows.

If oil and natural gas prices decrease, we anticipate that the borrowing base under our senior secured revolving credit facility, which is revised periodically, may be reduced, which would negatively impact our borrowing ability.

Lower prices could reduce our cash flows to a level that would require us to borrow to fund our 2018 capital budget. Lower oil and natural gas prices may also reduce the amount of oil and natural gas that we can produce economically. Substantial decreases in oil and natural gas prices could render uneconomic a significant portion of our identified drilling locations. This may result in significant downward adjustments to our estimated proved reserves and, as a result, a decline in the borrowing base under our senior secured revolving credit facility. As a result, a substantial or extended decline in oil and natural gas prices may materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures.

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

Furthermore, our estimate of the number of our net drilling locations is based on a number of assumptions, which may prove to be incorrect. For example, we have estimated the number of net drilling locations based on our expected working interests in each gross drilling location based on our existing working interest associated with our acreage applicable to such drilling location and any assumed dilution of such working interest based on any expected unitization (or imposed forced pooling) of such acreage with adjacent properties controlled by third parties. Our assumptions regarding the impact on any such unitization or forced pooling on our working interest in our gross drilling locations may be incorrect and may result in more dilution of our working interest than anticipated, which would result in a reduction of our net drilling locations.  See “Risk Factors—We may have difficulty maintaining our historic levels of success in using the current Oklahoma forced pooling process to increase our interest in wells we propose to drill on our STACK acreage due to changes in third-party interest owners’ ability or desire to participate in our wells or possible future regulatory changes.”

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

Leases on oil and natural gas properties typically have a term of three to five years, after which they expire unless, prior to expiration, a well is drilled and production of hydrocarbons in paying quantities is established. Although the majority of our reserves are located on leases that are held by production, we do have provisions in some of our leases that provide for the lease to expire unless certain conditions are met, such as drilling having commenced on the lease or production in paying quantities having been obtained within a defined time period. If commodity prices decline or we are unable to fund our anticipated capital program, there is a risk that some of our existing proved reserves and some of our unproved inventory could be subject to lease expiration or a requirement to incur additional leasehold costs to extend the lease. The cost to renew such leases may increase significantly, and we may not be able to renew such leases on commercially reasonable terms or at all. This could result in a reduction in our reserves and our growth opportunities (or the incurrence of significant costs). Although we seek to actively manage our undeveloped properties, our drilling plans for these areas are subject to change based upon various factors, including drilling results, oil and natural gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, gathering system and pipeline transportation constraints and regulatory approvals.

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

Accounting rules require that we periodically review the carrying value of our properties for possible impairment. Based on prevailing commodity prices and specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics, and other factors, we may be required to write down the carrying value of our properties. A write-down constitutes a non-cash charge to earnings. We recognized impairment expense during 2017 and 2016 of $30.3 million and $16.3 million, respectively, as a result of lower forecasted commodity prices.  We may incur impairment charges in the future, which could have a material adverse effect on our results of operations for the periods in which such charges are taken.

In the future, we may recognize significant impairments of proved oil and natural gas properties and impairments of unproved oil and natural gas properties as a result of lower forecasted commodity prices and changes to our drilling plans. At December 31, 2017, our estimate of undiscounted future cash flows attributable to our proved oil and natural gas properties with a net book value of approximately $762.2 million indicated that the carrying amount was expected to be recovered; however, this depletion group may be at risk for impairment if oil and natural gas prices decline by 10%. We estimate that, if the oil and natural gas prices decline by 10%, this depletion group becomes impaired in a future period and we could recognize non-cash impairments in that period in excess of $2.7 million. It is also reasonably foreseeable that prolonged low or further declines in commodity prices, further changes to our drilling plans in response to lower prices or increases in drilling or operating costs could result in other additional impairments.

Our estimated proved oil and natural gas reserve quantities and future production rates are based on many assumptions that may prove to be inaccurate. Any material inaccuracies in these reserve estimates or the underlying assumptions will materially affect the quantities and present value of our reserves.

Numerous uncertainties are inherent in estimating quantities of oil and natural gas reserves. Our estimates of our proved reserve quantities are based upon our estimated net proved reserves as of December 31, 2017. The process of estimating oil and natural gas reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, engineering and economic data for each reservoir, and these reports rely upon various assumptions, including assumptions regarding future oil and natural gas prices, production levels and operating and development costs. As a result, estimated quantities of proved reserves and projections of future production rates and the timing of development expenditures may prove to be inaccurate. Over time, we may make material changes to reserve estimates taking into account the results of actual drilling and production. Any significant variance in our assumptions and actual results could greatly affect our estimates of reserves, the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, the classifications of reserves based on risk of recovery and estimates of the future net cash flows. Specifically, future prices received for production and costs may vary, perhaps significantly, from the prices and costs assumed for purposes of these estimates. Sustained lower prices will cause the twelve month weighted average price to decrease over time as the lower prices are reflected in the average price, which may result in the estimated quantities and present values of our reserves being reduced.

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

The timing of both our production and our incurrence of expenses in connection with the development and production of our oil and natural gas properties will affect the timing and amount of actual future net revenues from proved reserves and thus their actual present value. In addition, the 10% discount factor we use when calculating the PV-10 value may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and natural gas industry in general. Actual future prices and costs may differ materially from those used in the present value estimate. If oil and natural gas prices decline by 10%, then our PV-10 value as of December 31, 2017 would decrease by approximately $358.3 million to $747.7 million.

SEC rules could limit our ability to book additional PUDs in the future.

The SEC rules require that, subject to limited exceptions, PUDs may only be booked if they relate to wells scheduled to be drilled within five years after the date of booking. This requirement has limited and may continue to limit our ability to book additional PUDs as we pursue our drilling program. Moreover, we may be required to write down our PUDs if we do not drill, or change our development plans to delay the drilling of those wells within the required five-year timeframe.

Approximately 68% of our total estimated proved reserves at December 31, 2017 were PUDs requiring substantial capital expenditures and may ultimately prove to be less than estimated.

Recovery of PUDs requires significant capital expenditures and successful drilling operations. At December 31, 2017, approximately 125.1 MMBOE of our total estimated proved reserves were undeveloped. The reserve data included in our reserve reports assumes that substantial capital expenditures will be made to develop non-producing reserves. The calculation of our estimated net proved reserves as of December 31, 2017 assumed that we would spend $978.4 million, including plugging and abandonment costs, to develop our estimated PUDs, including an estimated $382.7 million during 2018. Although cost and reserve estimates attributable to our oil and natural gas reserves have been prepared in accordance with industry standards, we cannot be sure that the estimated costs are accurate. We may need to raise additional capital in order to develop our estimated PUDs over the next five years and we cannot be certain that additional financing will be available to us on acceptable terms, if at all. Additionally, continued declines in commodity prices will reduce the future net revenues of our estimated PUDs and may result in some projects becoming uneconomical.  As a result of lower oil and natural gas prices, we may reduce the budgeted capital expenditures for the development of undeveloped reserves.  These delays in the development of reserves could force us to reclassify certain of our proved reserves as unproved reserves. Further, our drilling efforts may be delayed or unsuccessful and actual reserves may prove to be less than current reserve estimates, which, could have a material adverse effect on our financial condition, results of operations and future cash flows.

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

We have made and may in the future make acquisitions of businesses or properties that complement or expand our current business. We may not be able to identify attractive acquisition opportunities. Even if we do identify attractive acquisition opportunities, we may not be able to complete the acquisition or do so on commercially acceptable terms. We may not be able to obtain contractual indemnities from sellers for liabilities incurred prior to our purchase of the business or property. No assurance can be given that we will be able to identify additional suitable acquisition opportunities, negotiate acceptable terms, obtain financing for acquisitions on acceptable terms or successfully acquire identified targets. In the course of our due diligence, we may not inspect every aspect of a business we acquire and, we cannot necessarily observe structural and environmental problems, such as pipe corrosion or groundwater contamination, when an inspection is made.

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

In addition, our senior secured revolving credit facility and the indenture governing the 2024 Notes impose certain limitations on our ability to enter into mergers or combination transactions. Our senior secured revolving credit facility and the indenture governing the 2024 Notes also limit our ability to incur certain indebtedness, which could indirectly limit our ability to engage in acquisitions of businesses.

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

Further, many factors may curtail, delay or cancel our scheduled drilling projects, including the following:

•	delays imposed by or resulting from compliance with regulatory requirements, including limitations resulting from wastewater disposal;
•	regulation limiting emission of GHGs and limitations on hydraulic fracturing;
•	pressure or irregularities in geological formations;
•	shortages of or delays in obtaining equipment and qualified personnel or in obtaining water for hydraulic fracturing activities;
•	equipment failures, accidents or other unexpected operational events;
•	lack of available gathering facilities or delays in construction of gathering facilities;
•	lack of available capacity on interconnecting transmission pipelines;
•	adverse weather conditions;
•	issues related to compliance with environmental regulations;
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

To achieve more predictable cash flows and to reduce our exposure to fluctuations in the prices of oil and natural gas, we have entered and may continue to enter into hedging arrangements for a significant portion of our production. As of December 31, 2017, we have hedged approximately 35% of our total forecasted PDP production through 2020 at weighted average annual floor prices ranging from $50.00 per Bbl to $51.59 per Bbl for oil and $3.60 per MMBtu for natural gas, with the majority of the hedged volumes in 2018.   Our senior secured revolving credit facility limits the amount of hedges that we can place on our PDP production.  If we experience a sustained material interruption in our production, we might be forced to satisfy all or a portion of our hedging obligations without the benefit of the cash flows from our sale of the underlying physical commodity, resulting in a substantial diminution of our liquidity. Lastly, an attendant risk exists in hedging activities that the counterparty in any derivative transaction cannot or will not perform under the instrument and that we will not realize the benefit of the hedge.

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

Our hedging transactions expose us to risk of financial loss if our counterparty fails to perform under a derivative contract.  This risk of counterparty non-performance is of particular concern given the disruptions that have occurred in the financial markets and the significant declines in oil and natural gas prices which could lead to sudden changes in a counterparty’s liquidity, and impair their ability to perform under the terms of the derivative contract. We are unable to predict sudden changes in counterparty’s creditworthiness or ability to perform. Even if we do accurately predict sudden changes, our ability to negate the risk may be limited depending upon market conditions.  Furthermore, the bankruptcy of one or more of our hedge providers or some other similar proceeding or liquidity constraint, might make it unlikely that we would be able to collect all or a significant portion of amounts owed to us by the distressed entity or entities.

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

Competition in the oil and natural gas industry is intense, making it more difficult for us to acquire properties, market oil or natural gas and secure trained personnel.

Our ability to acquire additional properties and to discover reserves in the future will be dependent upon our ability to evaluate and select suitable properties to consummate transactions in a highly competitive market. Our competitors may be able to pay more for oil and natural gas properties and evaluate, bid for and purchase a greater number of properties than our financial or human resources permit. In addition, the oil and natural gas industry has periodically experienced shortages of drilling rigs, equipment, pipe and personnel, which has delayed development drilling and other exploitation activities and has caused significant price increases. Competition has been strong in hiring experienced personnel, particularly in the engineering and technical, accounting and financial reporting, tax and land departments. Our inability to compete effectively with our competitors could have a material adverse impact on our business activities, financial condition and results of operations.

We may not be able to keep pace with technological developments in the oil and natural gas industry.

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

If an examination of the title history of a property reveals that an oil or natural gas lease or other developed rights has been purchased in error from a person who is not the owner of the mineral interest desired, our interest would substantially decline in value. In such cases, the amount paid for such oil or natural gas lease or leases or other developed rights would be lost. It is the practice of our management, in acquiring oil and natural gas leases or undivided interests in oil and natural gas leases or other developed rights, not to incur the expense of retaining lawyers to examine the title to the mineral interest to be acquired. Rather, we rely upon the judgment of oil and natural gas lease brokers or landmen who perform the fieldwork in examining records in the appropriate governmental or county clerk’s office before attempting to acquire a lease or other developed rights in a specific mineral interest.

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

Our operations may be adversely affected if we incur costs and liabilities due to a failure to comply with environmental laws or regulations or a release of hazardous substances or other wastes into the environment.

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

•

the Federal Water Pollution Control Act, also known as the CWA, which regulates discharges of pollutants from facilities to state and federal waters and establishes the extent to which waterways are subject to federal jurisdiction and rulemaking as protected waters of the United States;

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

Our business is subject to various forms of extensive government regulation, including laws and regulations concerning the location, spacing and permitting of the oil and natural gas wells we drill and the disposal of saltwater produced from such wells, among other matters. Changes in the legal and regulatory environment governing our industry, particularly any changes to Oklahoma statutory forced pooling procedures that make forced pooling more difficult to accomplish, could result in increased compliance costs and adversely affect our business and operating results.

We may have difficulty maintaining our historic levels of success in using the current Oklahoma forced pooling process to increase our interest in wells we propose to drill on our STACK acreage due to changes in third-party interest owners’ ability or desire to participate in our wells or possible future regulatory changes.

In the past we have used, and we expect to continue to use, the Oklahoma “forced pooling” process to increase our working interest in drilling units for wells we propose to drill as operator on our STACK acreage, which could lead to a proportionate increase in our share of the production and reserves associated with any such successfully drilled well. In recent years, the collective working interest of third party owners of mineral rights in our drilling units who have elected to participate in our wells has been relatively low, which we believe could largely be attributed to the absence of available capital following the substantial oil and gas price downturns that commenced in late 2014. Due to the increased interest in the STACK as an economic oil and gas play in the current price and cost environment and the resultant consolidation of acreage in producers with greater access to capital, we believe that third party interest holders may be more likely to bear their share of the costs of the proposed future wells we propose to drill on our acreage. Thus, our ability to use Oklahoma forced pooling procedures to increase our working interest in proposed wells may be more difficult to accomplish. In addition, future changes in laws and regulations in Oklahoma affecting the forced pooling process could result in changes in economics and the level of participation in drilling by third party interest owners and adversely affect our ability to increase our interest in wells that we propose.

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

All of the above regulations could increase the costs to us of entering into financial derivative transactions to hedge or mitigate our exposure to commodity price volatility and other commercial risks affecting our business. While it is not possible at this time to predict when the CFTC will issue final rules applicable to position limits or capital requirements, depending on our ability to satisfy the CFTC’s requirements for a commercial end-user using swaps to hedge or mitigate its commercial risks, these rules and regulations may require us to comply with position limits and with certain clearing and trade-execution requirements in connection with our financial derivative activities. When a final rule on capital requirements for swap dealers is issued, the Dodd-Frank Act may require our current swap dealer counterparties to post additional capital as a result of entering into uncleared financial derivatives with us, which capital requirements rule could increase the costs to us of future financial derivatives transactions. The Volcker Rule provisions of the Dodd-Frank Act may also require our current bank counterparties that engage in financial derivative transactions to spin off some of their derivatives activities to separate entities, which separate entities may not be as creditworthy as the current bank counterparties. Under such rules, other bank counterparties may cease their current business as hedge providers. These changes could reduce the liquidity of the financial derivatives markets thereby reducing the ability of entities like us, as commercial end-users, to have access to financial derivatives to hedge or mitigate our exposure to commodity price volatility.

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

Our access to transportation options can also be affected by U.S. federal and state regulation of oil and natural gas production and transportation, general economic conditions and changes in supply and demand. Various proposals and proceedings that might affect the petroleum industry are pending before Congress, FERC, various state legislatures and the courts. The industry historically has been heavily regulated and we cannot provide assurance that the less stringent regulatory approach recently pursued by FERC and Congress will continue nor can we predict what effect such proposals or proceedings may have on our operations.

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

Should we fail to comply with all applicable statutes, rules, regulations and orders administered by the CFTC or FERC, we could be subject to substantial penalties and fines.

Under the Energy Policy Act of 2005, FERC has been given greater civil penalty authority under the Natural Gas Act (“NGA”), including the ability to impose penalties of up to $1 million per day for each violation and disgorgement of profits associated with any violation.  While our operations have not been regulated by FERC as a natural gas company under the NGA, FERC has adopted regulations that may subject certain of our otherwise non-FERC jurisdictional operations to FERC annual reporting and posting requirements.  We also must comply with the anti-market manipulation rules enforced by FERC under the NGA.  Under the Commodity Exchange Act (as amended by the Dodd-Frank Act) and regulations promulgated thereunder by the CFTC, the CFTC has also adopted anti-market manipulation, fraud and market disruption rules relating to the prices of commodities, futures contracts, options on futures, and swaps.  Additional rules and legislation pertaining to those and other matters may be considered or adopted by Congress, FERC, or the CFTC from time to time.  Failure to comply with those statutes, regulations, rules and orders could subject us to civil penalty liability.

Climate change legislation or other regulatory initiatives restricting emissions of GHGs could result in increased operating costs and reduced demand for the oil and natural gas we produce.

 The EPA requires the reporting of GHG emissions from specified large GHG emission sources, including onshore and offshore oil and natural gas production facilities and onshore oil and natural gas processing, transmission, storage and distribution facilities, which may include facilities we operate. More stringent laws and regulations relating to climate change and GHGs may be adopted and could cause us to incur material expenses to comply.

Both houses of Congress previously considered legislation to reduce emissions of GHGs and many states have adopted or considered measures to reduce GHG emission reduction levels, often involving the planned development of GHG emission inventories and/or cap and trade programs. Most of these cap and trade programs work by requiring major sources of emissions or major producers of fuels to acquire and surrender emission allowances. The adoption and implementation of any legislation or regulatory programs imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for the oil, natural gas and natural gas liquids that we produce.

In the absence of comprehensive federal legislation on GHG emission control, the EPA attempted to require the permitting of GHG emissions; although the Supreme Court struck down the permitting requirements, it upheld EPA’s authority to control GHG emissions when a permit is required due to emissions of other pollutants. The EPA has adopted rules to regulate methane emissions, including from new and modified oil and gas production sources and natural gas processing and transmission sources, and has announced its intention to regulate methane emissions from existing oil and gas sources, although it remains unclear the status of future rulemaking under the new administration. This rule is also the subject of pending appeals.  In late 2016, BLM adopted  rules governing flaring and venting of methane from existing wells and other facilities on public and tribal lands, which could require additional equipment and emissions controls as well as inspection requirements. These rules have been challenged in court and remain in litigation.

As noted elsewhere in this report, both the EPA and BLM have proposed regulatory changes that would reduce the burdens of the above-described GHG emission regulations on new and existing sources, but it is too recent an event to know for certain the impact of these proposed rule changes.  See “Item 1. Business – Environmental and Occupational Safety and Health Matters,” under the caption “Climate Change Regulation and Legislation,” of this report for a description of the applicable laws and regulations affecting this issue.

Federal, state and local legislation and regulatory initiatives relating to hydraulic fracturing could increase our costs of doing business, impose additional operating restrictions or delays and adversely affect our production.

Hydraulic fracturing is an essential and common practice used to stimulate production of oil and natural gas from dense subsurface rock formations, such as shales. We routinely apply hydraulic fracturing techniques in many of our operations to stimulate production of hydrocarbons, particularly natural gas. The process involves the injection of water, sand and additives under pressure into a targeted subsurface formation to fracture the surrounding rock and stimulate production.  Hydraulic fracturing (other than that using diesel) is currently generally exempt from regulation under the SDWA’s UIC program and is typically regulated by state oil and natural gas commissions or similar agencies. However, several federal agencies have asserted regulatory authority or pursued investigations over certain aspects of the process. See “Item 1. Business – Environmental and Occupational Safety and Health Matters,” under the captions “Water Discharges and Subsurface Injections” and “Hydraulic Fracturing,” of this report for a description of the applicable laws and regulations affecting this issue

The issuance of any laws, regulations or other regulatory initiatives that impose new obligations on, or significantly restrict hydraulic fracturing, could make it more difficult or costly for us to perform hydraulic fracturing activities and thereby affect our production and increase our cost of doing business. Such increased costs and any delays or curtailments in our production activities could have a material adverse effect on our business, prospects, financial condition, results of operations and liquidity.

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

One such concern relates to recent seismic events near underground injection wells used for the disposal of produced water resulting from oil and natural gas activities. When caused by human activity, such events are called induced seismicity. Developing research suggests that the link between seismic activity and wastewater disposal may vary by region, and that only a very small fraction of the tens of thousands of injection wells have been suspected to be, or have been, the likely cause of induced seismicity. In March 2016, the United States Geological Survey identified six states with the most significant hazards from induced seismicity, including Oklahoma, where we operate. In response to these concerns, regarding induced seismicity, regulators in some states, including Oklahoma, have imposed, and other states are considering imposing, additional requirements in the permitting of produced water injection wells or otherwise to assess any relationship between seismicity and the use of such wells. For example, Oklahoma issued new rules for injection wells in 2014 that imposed certain permitting and operating restrictions and reporting requirements on injection wells in proximity to faults and also, from time to time, developed and implemented plans directing certain wells where seismic incidents have occurred to restrict or suspend injection well operations. The OCC has implemented the National Academy of Science’s “traffic light system,” in determining whether new injection wells should be permitted, permitted only with special restrictions, or not permitted at all. In addition, the OCC has established rules requiring operators of certain produced water injection wells in seismically-active areas, or Areas of Interest, within the Arbuckle formation of the state to, among other things, conduct mechanical integrity testing or make certain demonstrations of such wells’ depth that, depending on the depth, could require the plugging back of such wells and/or the reduction of volumes disposed in such wells. As a result of these measures, the OCC from time to time has developed and implemented plans calling for injection wells within Areas of Interest where seismic incidents have occurred to restrict or suspend disposal operations in an attempt to mitigate the occurrence of such incidents.  More recently, in December 2016, the OCC Oil and Gas Conservation Division and the Oklahoma Geological Survey released well completion seismicity guidance, which requires operators to take certain prescriptive actions, including an operator’s planned mitigation practices, following certain unusual seismic activity within 1.25 miles of hydraulic fracturing operations. In addition, in February 2017, the OCC’s Oil and Gas Conservation District issued an order limiting future increases in the volume of oil and natural gas wastewater injected belowground into the Arbuckle formation in an effort to reduce the number of earthquakes in the state.

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

Our operations may be adversely affected by seasonal or permanent restrictions or costly mitigation measures imposed under various federal and state statutes in order to protect endangered or threatened species and their habitats, migratory birds, wetlands and natural resources. Federal statutes, as amended from time to time, that are protective of these species, birds and environmentally sensitive areas include the ESA, the Migratory Bird Treaty Act, the CWA, the CERCLA and the OPA. For example, to the extent that species are listed under the ESA or similar state laws and live in areas where our oil and natural gas exploration and production activities are conducted, our ability to conduct or expand operations and construct facilities could be limited or we could be forced to incur material additional costs. Moreover, our operations may be delayed, restricted or precluded in protected habitat areas or during certain seasons, such as breeding and nesting seasons.

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

Like many oil and gas companies, we are from time to time involved in various legal and other proceedings in the ordinary course of our business, such as title, royalty or contractual disputes, regulatory compliance matters and personal injury or property damage matters. Such legal proceedings are inherently uncertain and their results cannot be predicted. Regardless of the outcome, such proceedings could have an adverse impact on us because of legal costs, diversion of management and other personnel and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in liability, penalties or sanctions, as well as judgments, consent decrees or orders requiring a change in our business practices, which could materially and adversely affect our business, operating results and financial condition. Accruals for such liabilities, penalties or sanctions may be insufficient, and judgments and estimates to determine accruals or range of losses related to legal and other proceedings could change from one period to the next, and such changes could be material.

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

Our operations and drilling activity are concentrated in the STACK, an area in which industry activity has increased rapidly. As a result, demand for qualified personnel in this area, and the cost to attract and retain such personnel, has increased over the past few years due to competition and may increase substantially in the future. Moreover, our competitors may be able to offer better compensation packages to attract and retain qualified personnel than we are able to offer.

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

Availability under our senior secured revolving credit facility is currently subject to a borrowing base of $350.0 million. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Senior Secured Revolving Credit Facility.” The borrowing base is subject to scheduled semiannual and other elective unscheduled borrowing base redeterminations and is based on the value of our oil and natural gas reserves as determined by the lenders under our senior secured revolving credit facility and other factors deemed relevant by our lenders. Declines in prices for oil and natural gas may cause our banks to reduce the borrowing base under our senior secured revolving credit facility. Any significant reduction in our borrowing base as a result of such borrowing base redeterminations or otherwise may negatively impact our liquidity and our ability to fund our operations and, as a result, may have a material adverse effect on our financial condition, results of operations and cash flows. Further, if the outstanding borrowings under our senior secured revolving credit facility were to exceed the borrowing base as a result of any such redetermination, we would be required to repay the excess. We may not have sufficient funds to make such repayments. If we do not have sufficient funds and we are otherwise unable to negotiate renewals of our borrowings or arrange new financing, we may have to sell significant assets. Any such sale could have a material adverse effect on our business and financial results.

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

Our business has become increasingly dependent on digital technologies to conduct certain exploration, development, production and financial activities. We depend on digital technology to estimate quantities of oil and gas reserves, process and record financial and operating data, analyze seismic and drilling information and communicate with our employees and third-party partners. Unauthorized access to our seismic data, reserves information or other proprietary information could lead to data corruption, communication interruption or other operational disruptions in our exploration or production operations. Also, computers control nearly all of the oil and gas distribution systems in the United States and abroad, which are necessary to transport our production to market. A cyber-attack directed at oil and gas distribution systems could damage critical distribution and storage assets or the environment, delay or prevent delivery of production to markets and make it difficult or impossible to accurately account for production and settle transactions. While we have not experienced cyber-attacks, there is no assurance that we will not suffer such attacks and resulting losses in the future. Further, as cyber-attacks continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber-attacks.

Loss of our information and computer systems could adversely affect our business.

We are heavily dependent on our information systems and computer based programs, including our well operations information, seismic data, electronic data processing and accounting data systems. If any such programs or systems were to fail or create erroneous information in our hardware or software network infrastructure, possible consequences include our loss of communication links, inability to find, produce, process and sell oil and natural gas and inability to automatically process commercial transactions or engage in similar automated or computerized business activities. Any such consequence could have a material adverse effect on our business.

Certain U.S. federal income tax preferences currently available with respect to oil and natural gas production may be eliminated as a result of future legislation.

In past years, legislation has been proposed that would, if enacted into law, make significant changes to U.S. tax laws, including to certain key U.S. federal income tax provisions currently available to oil and gas companies. Such legislative changes have included the elimination of certain key U.S. federal income tax incentives currently available to oil and gas exploration and production. If enacted into law, these proposals would eliminate certain tax preferences applicable to taxpayers engaged in the exploration or production of natural resources. These changes include, but are not limited to (1) the repeal of the percentage depletion allowance for oil and gas properties, (2) the elimination of current deductions for intangible drilling and development costs, and (3) the increase in the amortization period from two years to seven years for geophysical costs paid or incurred in connection with the exploration for or development of, oil and natural gas within the United States. It is unclear whether any such changes will be enacted or proposed by current or future administrations or how soon any such changes would become effective. In addition, Congress passed tax reform in December of 2017, and that legislation has changes including, but not limited to (1) the elimination of the deduction for U.S. production activities, (2) the provision for individual taxpayers to deduct 20% of their domestic qualified business income (which may provide some relief from the aforementioned item), (3) more stringent limitation on business interest deduction, (4) modification of NOL carryforward rules, and (5) changes to items excluded from the $1.0 million executive compensation deduction limitation. These changes are mostly effective beginning in the tax year 2018, and we have not yet calculated their effect on our forward-looking financials.    The further passage of any legislation as a result of the above mentioned proposals or any other similar changes in U.S. federal income tax laws could negatively affect our financial condition and results of operations.

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

Litigation:  On April 13, 2005, Henry Sarpy and several other plaintiffs (collectively, “Plaintiffs”) filed a petition against Exxon, Extex, The Meridian Resource Corporation (“TMRC,” our wholly-owned subsidiary, which we acquired in 2010), and the

State of Louisiana for contamination of their land in the New Sarpy and/or Good Hope Field in St. Charles Parish.  Plaintiffs claim they are owners of land upon which oil field waste pits containing dangerous and contaminating substances are located.  Plaintiffs alleged that they discovered in May 2004 that their property is contaminated with oil field wastes greater than represented by Exxon.  The property was originally owned by Exxon and was sold to TMRC.  TMRC subsequently sold the property to Extex. We have been defending this ongoing case and investigating the scope of the Plaintiffs’ alleged damage.  On April 14, 2015, TMRC entered into a Memorandum of Understanding with Exxon to settle the claims in this ongoing matter.  On July 10, 2015, the settlement and comprised agreements were finalized and signed by the Plaintiffs and Exxon.  On July 28, 2015, the State of Louisiana issued a letter of no objection to the settlement.  As of  December 31, 2017, we have accrued approximately $2.5 million ($0.8 million in current liabilities and $1.7 million in other long-term liabilities) in connection with the settlement.  The settlement requires payment over the term of six years.

On January 25, 2017, Bollenbach Enterprises Limited Partnership filed a class action petition in Kingfisher County, Oklahoma against Oklahoma Energy Acquisitions, LP, our wholly owned subsidiary, Alta Mesa Services, LP, our wholly owned subsidiary, and us (collectively, the “AMH Parties”) claiming royalty underpayment or non-payment of royalty.  The suit alleges that the AMH Parties made improper deductions that resulted in underpayment of royalties on natural gas and/or constituents of the gas stream produced from wells.  The case was moved to federal court and stayed by the court pending the parties’ efforts to settle the case.  In June 2017, the court administratively closed the case following mediation.  Class settlement requires approval of the court after certain lengthy notice periods.  As of December 31, 2017, we accrued approximately $4.7 million in accounts payable and accrued liabilities in our consolidated balance sheets in connection with this litigation.  The settlement expense is recorded in general and administrative (“G&A”) in our consolidated statement of operations and was paid subsequent to year end.

On March 1, 2017, Mustang Gas Products, LLC (“Mustang”) filed suit in the District Court of Kingfisher County, Oklahoma, against Oklahoma Energy Acquisitions, LP, and eight other entities, including us. Mustang alleges that (1) Mustang is a party to gas purchase agreements with Oklahoma Energy containing gas dedication covenants that burden land, leases and wells in Kingfisher County, Oklahoma, and (2) Oklahoma Energy, in concert with the other defendants, has wrongfully diverted gas sales to us in contravention of these agreements. Mustang asserts claims for declaratory judgment, anticipatory repudiation and breach of contract against Oklahoma Energy only. Mustang also claims tortious interference with contract, conspiracy, and unjust enrichment/constructive trust against all defendants, including us. While we may incur costs or losses in connection with this litigation, we have not accrued a loss contingency because we are currently unable to determine the scope or merit of Mustang’s claim or to reasonably estimate an amount or range of such costs or losses. We believe that the allegations contained in this lawsuit are without merit and intend to vigorously defend ourselves.

Environmental claims:  Various landowners have sued TMRC and its subsidiaries in lawsuits concerning several fields in which TMRC has historically had operations. The lawsuits seek injunctive relief and other relief, including unspecified amounts in both actual and punitive damages for alleged breaches of mineral leases and alleged failure to restore the plaintiffs’ lands from alleged contamination and otherwise from TMRC’s oil and natural gas operations. We are unable to express an opinion with respect to the likelihood of an unfavorable outcome of the various environmental claims or to estimate the amount or range of potential loss should the outcome be unfavorable. Therefore, we have not provided any amount for these claims in our financial statements at December 31, 2017.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

No class of our limited partnership interests has been registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and there is no established public trading market for our equity.

As of March 29, 2018, SRII Opco LP and AMH GP held 100% of such interests.

Distributions to our partners are determined by the terms of our partnership agreement.  As of December 31, 2017, the covenants of the Company’s senior secured revolving credit facility prohibit it from making any distributions. Historically, limited distributions have been made with the approval of our Board of Directors.

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

	Year Ended December 31,
	2017 (1)	2016 (1)	2015 (1)	2014 (1)	2013 (1)

	(in thousands)
Statement of Operations Data:
Revenues:
Oil, natural gas, and natural gas liquids	$287,413	$162,876	$167,324	$277,877	$259,347
Other revenue (2)	6,040	2,563	682	1,003	1,207
Total operating revenues	293,453	165,439	168,006	278,880	260,554
Gain (loss) on sale of assets	(27)	3,542	67,781	87,520	(2,715)
Gain on acquisition of oil and natural gas properties	3,294	—	—	—	—
Gain (loss) on derivative contracts	8,287	(40,460)	124,141	96,559	(17,150)
Total operating revenues and other	305,007	128,521	359,928	462,959	240,689
Expenses:
Lease and plant operating expense (2)	60,881	46,383	53,821	50,161	48,489
Marketing and transportation Expense	30,521	12,853	3,139	7,666	8,023
Production and ad valorem taxes	7,228	4,168	6,307	11,725	13,203
Workover expense	5,873	3,540	5,200	7,402	8,548
Exploration expense	24,606	24,768	29,445	51,889	31,774
Depreciation, depletion, and amortization	94,499	64,981	78,008	79,170	84,223
Impairment expense	30,317	16,287	50,436	74,726	143,166
Accretion expense	1,143	1,259	1,272	1,572	1,709
General and administrative expense	55,565	41,758	44,454	69,198	47,023
Total operating expenses	310,633	215,997	272,082	353,509	386,158
Income (loss) from continuing operations	(5,626)	(87,476)	87,846	109,450	(145,469)
Other income (expense):
Interest expense, net	(50,631)	(59,990)	(61,750)	(55,797)	(55,064)
Loss on extinguishment of debt	—	(18,151)	—	—	—
Total other expense	(50,631)	(78,141)	(61,750)	(55,797)	(55,064)
Provision for (benefit from) state income taxes	6	(29)	562	176	—
Income (loss) from continuing operations	(56,263)	(165,588)	25,534	53,477	(200,533)
Income (loss) from discontinued operations, net (3)	(21,398)	(2,333)	(157,327)	45,723	46,818
Net income (loss)	$(77,661)	$(167,921)	$(131,793)	$99,200	$(153,715)

Balance Sheet Data (at December 31):
Cash and cash equivalents	$3,721	$7,185	$8,869	$1,349	$6,537
Total assets (4)	1,085,397	813,851	722,525	911,125	785,300
Total debt, including Founder Notes	635,606	556,862	743,523	785,682	782,008
Total partners' capital (deficit)	154,445	32,106	(177,049)	(61,446)	(160,107)

(1)

Our statement of operations data for prior years have been recast to exclude amounts related to the sale of our Weeks Island field during the fourth quarter of 2017.  The sale of the Weeks Island field is reported as discontinued operations.  See Note 6 — Discontinued Operations to our consolidated financial statements for more information.

(2)

For the years ended December 31, 2017 and 2016, other revenues include approximately $5.7 million and $2.1 million, respectively, from salt water disposal fees charged to outside working interest owners beginning in the third quarter of 2016.

(3)

For year ended December 31, 2017, income (loss) from discontinued operations, net includes a $22.2 million loss on sale of the Weeks Island field and $17.0 million of depreciation, depletion, and amortization (“DD&A”).  For years ended December 31, 2016, 2015, 2014, and 2013, income (loss) from discontinued operations, net includes $27.9 million, $66.0 million, $62.6 million, and $34.3 million, respectively, of DD&A.  For year ended December 31, 2015, income (loss) from discontinued operations, net includes an impairment charge of $126.3 million.

(4)	Total assets include $82.8 million, $108.9 million, $290.1 million, and $224.9 million as of December 31, 2016, 2015, 2014, 2013, respectively, related to the Weeks Island field.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” and the consolidated financial statements and related notes included elsewhere in this report. The following discussion and analysis contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the volatility of oil and natural gas prices, production timing and volumes, estimates of proved reserves, operating costs and capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this report, particularly in “Item 1A. Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements,” all of which are difficult to predict. As a result of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur.

Overview

We have been engaged in the onshore oil and natural gas acquisition, exploitation, exploration and production business in the United States since 1987.  Currently, we are focusing on the development and acquisition of unconventional oil and natural gas reserves in the STACK.  We have transitioned our focus from our diversified asset base composed of a portfolio of conventional assets to an oil and liquids-rich resource play in the STACK with an extensive inventory of drilling opportunities.  The STACK is a prolific hydrocarbon system with high oil and liquids-rich natural gas content, multiple horizontal target horizons, extensive production history and historically high drilling success rates.  As of December 31, 2017, we have assembled a highly contiguous position of approximately 130,000 net acres largely in the up-dip, naturally-fractured oil portion of the STACK in eastern Kingfisher County, Oklahoma. Our drilling locations primarily target formations comprised of the Osage, Meramec and Oswego formations. We continue to opportunistically acquire acreage in our non-operated locations with the goal of operating wells in these locations. At present, we have seven operated horizontal drilling rigs in the STACK with plans to increase to eight rigs by the end of 2018.

The amount of revenue we generate from our operations will fluctuate based on, among other things:

•	the prices at which we will sell our production;
•	the amount of oil, natural gas and natural gas liquids we produce; and
•	the level of our operating and administrative costs.

Commodity prices remain unpredictable.  Therefore, we cannot predict with certainty the future prices for the commodities we produce and sell.  In order to mitigate the impact of changes in oil, natural gas and natural gas liquid prices on our cash flows, we are a party to hedging and other price protection contracts, and we intend to enter into such transactions in the future to reduce the effect of price volatility on our cash flows.

Substantially all of our oil and natural gas activities are conducted jointly with others and, accordingly, amounts presented reflect our proportionate interest in such activities. Inflation has not had a material impact on our results of operations and is not expected to have a material impact on our consolidated results of operations in the future.

Outlook

Our revenue, profitability and future growth depend on many factors, particularly the prices of oil, natural gas and natural gas liquids, which are beyond our control. The success of our business is significantly affected by the price of oil due to our current focus on development of oil reserves and exploration for oil. Our industry has been significantly impacted by lower commodity prices in recent years.

Commodity prices remained volatile, but generally increased on average in 2017 relative to 2016 in response to improving supply and demand of oil, natural gas and natural gas liquids and other factors.  Oil prices in particular showed significant signs of improvement in early 2018, with NYMEX West Texas Intermediate (“NYMEX WTI”) reaching $66.14 per barrel on January 26, 2018. The NYMEX WTI monthly settlement price averaged approximately $50.95 per Bbl in 2017 as compared to an average price of $43.32 per Bbl in 2016.  NYMEX Henry Hub monthly settlement price for natural gas averaged approximately $3.11 per MMBtu in 2017 as compared to a monthly settlement average price of $2.46 per MMBtu in 2016.  On March 20, 2018, NYMEX WTI was $63.40 per barrel and NYMEX Henry Hub was $2.68 per MMBtu.  Factors affecting oil prices include worldwide economic conditions, including the European credit markets; geopolitical activities, including developments in the Middle East, South America and elsewhere; worldwide supply conditions; weather conditions; actions taken by the Organization of Petroleum Exporting Countries; and the value of the U.S. dollar in international currency markets. Commodity prices remain unpredictable and it is uncertain whether the increase in market prices experienced in recent months will be sustained.  If oil, natural gas and natural gas liquids prices decrease, such decrease could have a material adverse effect on our financial condition, the carrying value of our oil and natural gas properties, our proved reserves and our ability to finance operations, including the amount of our borrowing base under our senior secured revolving credit facility.

We have increased our anticipated capital expenditures for 2018 to $568 million.  Additionally, we anticipate that up to an additional $25 million will be funded for 2018 drilling and completions activity in the STACK by BCE pursuant to our joint development agreement.  Following the business combination, we have allocated all of our 2018 capital expenditures to develop the STACK.  We anticipate operating up to eight drilling rigs by the end of 2018, which will result in drilling a total of approximately 173 gross wells in the STACK.

Our derivative contracts are reported at fair value on our consolidated balance sheets and are highly sensitive to changes in the price of oil and natural gas. Changes in these derivative assets and liabilities are reported in our consolidated statement of operations as gain / loss on derivative contracts which include both the non-cash increase / decrease in the fair value of derivative contracts, as well as the effect of cash settlements of derivative contracts during the period. In 2017, we recognized a net gain on our derivative contracts of $8.3 million, which includes $4.1 million in cash settlements received for derivative contracts. The objective of our hedging program is that, over time, the combination of settlement gains and losses from derivative contracts with ordinary oil and natural gas revenues will produce relative revenue stability. However, in the short term, both settlements and fair value changes in our derivative contracts can significantly impact our results of operations, and we expect these gains and losses to continue to reflect changes in oil and natural gas prices.

Currently, we have hedged approximately 45% of our forecasted production of proved developed producing reserves through 2020 at weighted average annual floor prices ranging from $50.00 per Bbl to $52.22 per Bbl for oil and $2.80 per MMBtu to $2.90 per MMBtu for natural gas.  If oil and/or natural gas prices continue to decline for an extended period of time, we may be unable to replace expiring hedge contracts or enter new contracts for additional oil and natural gas production at favorable prices.

Depressed oil and natural gas prices have impacted our earnings by necessitating impairment write-downs in some of our  properties, either directly by decreasing the market values of the properties, or indirectly, by lowering rates of return on oil and natural gas development projects and increasing the chance of impairment write-downs.  We recorded non-cash impairment expenses of $30.3 million, $16.3 million and $50.4 million during the years ended December 31, 2017, 2016 and 2015, respectively.  The 2017 write-downs were primarily due unproved leasehold costs that were either expired or will be expiring where the Company had no plans for future development, downward revisions in proved reserves and higher operating costs related to our non-STACK assets.  Our impairments were primarily related to our oil and natural gas properties related to our non-STACK assets.

In the future, we may recognize significant impairments of proved oil and natural gas properties and impairments of unproved oil and natural gas properties as a result of lower forecasted commodity prices and changes to our drilling plans. At December 31, 2017, our estimate of undiscounted future cash flows attributable to our proved oil and natural gas properties with a net book value of approximately $762.2 million indicated that the carrying amount was expected to be recovered; however, this depletion group may be at risk for impairment if oil and natural gas prices decline by 10%. We estimate that, if the oil and natural gas decline by 10%, this depletion group could become impaired in a future period and we could recognize non-cash impairments in that period in excess of $2.7 million. It is also reasonably foreseeable that prolonged low or further declines in commodity prices, further changes to our drilling plans in response to lower prices or increases in drilling or operating costs could result in other additional impairments. For further information, see “Results of Operations: Year Ended December 31, 2017 v. Year Ended December 31, 2016:  Impairment Expense.”

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

Recent Activity

Business Combination with Alta Mesa Resources, Inc.

On August 16, 2017, we entered into a Contribution Agreement (the “AM Contribution Agreement”) with Alta Mesa Resources, Inc. (formerly Silver Run Acquisition Corporation II, a Delaware corporation (“AMR”)), High Mesa Holdings, LP, a Delaware limited partnership (the “AM Contributor”), High Mesa Holdings GP, LLC, a Texas limited liability company and the sole general partner of the AM Contributor, Alta Mesa Holdings GP, LLC, a Texas limited liability company and our sole general partner (“AMH GP”), and, solely for certain provisions therein, the equity owners of the AM Contributor. Simultaneous with the execution of the AM Contribution Agreement, AMR entered into (i) a Contribution Agreement (the “KFM Contribution Agreement”) with KFM Holdco,

LLC, a Delaware limited liability company (the “KFM Contributor”), Kingfisher Midstream, LLC, a Delaware limited liability company (“Kingfisher”), and, solely for certain provisions therein, the equity owners of the KFM Contributor; and (ii) a Contribution Agreement (the “Riverstone Contribution Agreement” and, together with the AM Contribution Agreement and the KFM Contribution Agreement, the “Contribution Agreements”) with Riverstone VI Alta Mesa Holdings, L.P., a Delaware limited partnership (the “Riverstone Contributor”).

On February 9, 2018 (the “Closing Date”), we consummated the transactions contemplated by the Contribution Agreements and SRII Opco LP, a Delaware limited partnership (“SRII Opco LP”) acquired (a) (i) all of the limited partner interests in us and (ii) 100% of the economic interests and 90% of the voting interests in AMH GP (with (i) and (ii) collectively, the “AM Contribution”) and (b) 100% of the economic interests in Kingfisher (the “Kingfisher Contribution”). The acquisition of us and Kingfisher pursuant to the Contribution Agreements is referred to herein as the “business combination” and the transactions contemplated by the Contribution Agreements are referred to herein as the “Transactions.”

SRII Opco GP, LLC, a Delaware limited liability company (“SRII Opco GP”), the sole general partner of SRII Opco LP, is a wholly owned subsidiary of AMR.  The limited partners of SRII Opco LP are the AM Contributor, the KFM Contributor and the Riverstone Contributor (collectively, the “Contributors”), AMR and certain funds managed by Highbridge. As a result of the Transactions, AMR has obtained control over the management of AMH GP and, consequently, us. AMR is a publicly traded corporation that is not under the control of any person. Prior to the closing of the Transactions, AMH GP, and consequently, us, was controlled by High Mesa and indirectly by our founder and Chief Operating Officer Michael E. Ellis.

Harlan H. Chappelle, our Chief Executive Officer and a director, Michael Ellis, our Chief Operating Officer and a director and certain affiliates of Bayou City Energy Management, LLC, a Delaware limited liability company (“Bayou City”), and HPS Investment Partners, LLC, a Delaware limited liability company (“Highbridge”), continue to own an aggregate 10% voting interest in AMH GP following the closing. These existing owners were a party to a voting agreement with the AM Contributor and AMH GP, pursuant to which they agreed to vote their interests in AMH GP as directed by the AM Contributor. In connection with the closing of the Transactions, the parties amended and restated the voting agreement to include SRII Opco LP as a party and the existing owners agreed to vote their interests in AMH GP as directed by SRII Opco LP and appoint SRII Opco LP as their respective proxy and attorney-in-fact with respect to any voting matters related to their respective interests in AMH GP. The amended and restated voting agreement will continue in force until SRII Opco LP elects to terminate the agreement or, with respect to each existing owner individually, such existing owner no longer owns a voting interest in AMH GP. The closing of the business combination did not constitute a change of control under the indenture governing our 7.875% senior unsecured notes due December 15, 2024 (the “2024 Notes”).

Consideration

Pursuant to the AM Contribution Agreement, at the closing of the Transactions (the “Closing”), the AM Contributor received 138,402,398 common units representing limited partner interests (the “Common Units”) in SRII Opco LP. The AM Contributor also acquired from AMR a number of newly issued shares of non-economic capital stock of AMR, designated as Class C common stock, par value $0.0001 per share (the “Class C Common Stock”), corresponding to the number of Common Units received by the AM Contributor at the Closing.

In addition to the above, for a period of seven years following the Closing, the AM Contributor will be entitled to receive an aggregate of up to $800 million in earn-out consideration to be paid in the form of Common Units (and acquire a corresponding number of shares of Class C Common Stock) as specified below if the 20-day volume-weighted average price (“20-Day VWAP”) of the Class A Common Stock equals or exceeds the following prices (each such payment, an “Earn-Out Payment”):

20-Day
VWAP	Earn-Out Consideration

$14.00	10,714,285 Common Units
$16.00	9,375,000 Common Units
$18.00	13,888,889 Common Units
$20.00	12,500,000 Common Units

The AM Contributor will not be entitled to receive a particular Earn-Out Payment on more than one occasion and, if, on a particular date, the 20-Day VWAP entitles the AM Contributor to more than one Earn-Out Payment (each of which has not been previously paid), the AM Contributor will be entitled to receive each such Earn-Out Payment. The AM Contributor will be entitled to the earn-out consideration described above in connection with certain liquidity events of AMR, including a merger or sale of all or substantially all of AMR’s assets, if the consideration paid to holders of Class A Common Stock in connection with such liquidity event is greater than any of the above-specified 20-Day VWAP hurdles.

AMR also contributed approximately $554 million in cash to us at the Closing. AMR’s source for these funds was from the sale of its securities to investors in a public offering and in private placements.

Exchange or Redemption of Common Units

Beginning 180 days after the Closing, the AM Contributor will have the right to exchange its Common Units for shares of AMR Class A Common Stock or cash (at AMR’s election). Upon any redemption of Common Units by the AM Contributor, a corresponding number of shares of Class C Common Stock owned by the AM Contributor will be cancelled.

Amended Limited Partnership and Limited Liability Company Agreements

In connection with the closing of the business combination on February 9, 2018, AMH GP and SRII Opco LP entered into a Seventh Amended and Restated Agreement of Limited Partnership of Alta Mesa (the “Seventh Amended Partnership Agreement”). The Seventh Amended Partnership Agreement reflects, among other things, that SRII Opco LP is now the sole limited partner of Alta Mesa.

In addition, on February 9, 2018, the owners of AMH GP entered into a Sixth Amended and Restated Limited Liability Company Agreement of AMH GP (the “Sixth Amended LLC Agreement”), which was amended to, reflect that SRII Opco LP, now the holder of all of the Class A Units (as defined therein) is entitled to 100% of the economic rights with respect to AMH GP, and that SRII Opco LP is now the holder of 90% of the Class B Units (as defined therein) which are entitled to 100% of the voting rights with respect to AMH GP.

As described above, on February 9, 2018, all of the owners of AMH GP entered into an amended and restated voting agreement (the “Voting Agreement”) regarding the voting of their interests in AMH GP.

Appointment and Departure of Directors

In connection with the business combination, Michael A. McCabe, Homer “Gene” Cole, Mickey Ellis, Don Dimitrievich, William W. McMullen and Mark Stoner resigned from the board of AMH GP. Harlan H. Chappelle and Michael E. Ellis remain directors on the board of AMH GP.  In connection with the business combination, James T. Hackett was appointed to the board of AMH GP. Our executive management team remains the same, except that Mr. Hackett is now Chairman of the Board.

Distribution of Non-Stack Assets

In connection with the closing of the business combination, we have completed our transition from a diversified asset base composed of a portfolio of conventional assets to an oil and liquids-rich resource play in the STACK.  On February 8, 2018, we distributed the remainder of our non-STACK assets to AM Contributor as a dividend. At the time of the disposition, our management estimated the carrying value of our remaining non-STACK assets to be $42.8 million with liabilities of $52.5 million, which liabilities include $44.6 million of asset retirement obligations.

Amended and Restated Senior Secured Revolving Credit Facility

In connection with the closing of the business combination, we entered into the Eighth Amended and Restated Credit Agreement with Wells Fargo Bank, National Association, as the administrative agent (the “Eighth A&R credit facility”). The Eighth A&R credit facility is for an aggregate maximum credit amount of $1.0 billion with an initial $350.0 million borrowing base limit. The Eighth A&R credit facility does not permit us to borrow funds if at the time of such borrowing we are not in pro forma compliance with our financial covenants. As of February 9, 2018, all outstanding balances under our credit facility were paid in full.

For further details of the business combinations please Note 19 — Subsequent Events in the consolidated financial statements.

Weeks Island Sale

During the fourth quarter of 2017, we sold our oil and natural gas assets in the Weeks Island field.  Results of operations for the Weeks Island field are reflected as discontinued operations in our consolidated financial statements for all periods presented.  See Note 6 — Discontinued Operations to consolidated financial statements for details.  Operating revenues and expenses for all periods exclude discontinued operations in the Weeks Island.

Results of Operations

Selected Operating Data. The following table sets forth operating data from continuing operations for the periods presented.

Results of Operations: Year Ended December 31, 2017 v. Year Ended December 31, 2016

	Year Ended December 31,		Increase
	2017	2016	(Decrease)	% Change

	(in thousands, except average sales prices and unit costs)
Summary Operating Information:
Net Production:
Oil (MBbls)	4,167	2,904	1,263	43%
Natural gas (MMcf)	18,115	13,384	4,731	35%
Natural gas liquids (MBbls)	1,387	956	431	45%
Total oil equivalent (MBOE)	8,573	6,090	2,483	41%
Average daily oil production (MBOE/d)	23.5	16.6	6.9	41%
Average Sales Price:
Oil (per Bbl) including settlements of derivative contracts	$49.13	$68.96	$(19.83)	(29)%
Oil (per Bbl) excluding settlements of derivative contracts	49.44	40.54	8.90	22%
Natural gas (per Mcf) including settlements of derivative contracts	3.01	2.69	0.32	12%
Natural gas (per Mcf) excluding settlements of derivative contracts	2.63	2.20	0.43	20%
Natural gas liquids (per Bbl) including settlements of derivative contracts	23.31	16.04	7.27	45%
Natural gas liquids (per Bbl) excluding settlements of derivative contracts	24.36	16.38	7.98	49%
Combined (per BOE) including settlements of derivative contracts	34.00	41.31	(7.31)	(18)%
Combined (per BOE) excluding settlements of derivative contracts	33.52	26.74	6.78	25%
Hedging Activities:
Settlements of derivatives (paid) received, oil	$(1,325)	$82,522	$(83,847)	(102)%
Settlements of derivatives received, natural gas	6,904	6,500	404	6%
Settlements of derivatives (paid), natural gas liquids	(1,462)	(333)	(1,129)	(339)%
Summary Financial Information
Operating Revenues and Other
Oil	$206,026	$117,703	$88,323	75%
Natural gas	47,583	29,510	18,073	61%
Natural gas liquids	33,804	15,663	18,141	116%
Other revenues	6,040	2,563	3,477	136%
Gain (loss) on sale of assets	(27)	3,542	(3,569)	(101)%
Gain on acquisition of oil and gas properties	3,294	—	3,294	NA
Gain (loss) on derivative contracts	8,287	(40,460)	48,747	120%
Total Operating Revenues and Other	305,007	128,521	176,486	137%
Expenses
Lease and plant operating expense	60,881	46,383	14,498	31%
Marketing and transportation expense	30,521	12,853	17,668	137%
Production and ad valorem taxes	7,228	4,168	3,060	73%
Workover expense	5,873	3,540	2,333	66%
Exploration expense	24,606	24,768	(162)	(1)%
Depreciation, depletion, and amortization expense	94,499	64,981	29,518	45%
Impairment expense	30,317	16,287	14,030	86%
Accretion expense	1,143	1,259	(116)	(9)%
General and administrative expense	55,565	41,758	13,807	33%
Interest expense, net	50,631	59,990	(9,359)	(16)%
Loss on extinguishment of debt	—	18,151	(18,151)	(100)%
Provision for (benefit from) state income taxes	6	(29)	35	121%
Loss from continuing operations	(56,263)	(165,588)	109,325	66%
Average Unit Costs per BOE:
Lease and plant operating expense	$7.10	$7.62	$(0.52)	(7)%
Marketing and transportation expense	3.56	2.11	1.45	69%
Production and ad valorem tax expense	0.84	0.68	0.16	24%
Workover expense	0.69	0.58	0.11	19%
Exploration expense	2.87	4.07	(1.20)	(29)%
Depreciation, depletion and amortization expense	11.02	10.67	0.35	3%
General and administrative expense	6.48	6.86	(0.38)	(6)%

Revenues

Oil revenues for the year ended December 31, 2017 increased $88.3 million, or 75%, to $206.0 million in 2017 from $117.7 million in 2016. The increase in oil revenue was primarily attributable to higher prices as well as increased production volumes. The average price of oil exclusive of settlements of derivative contracts increased 22% in 2017 resulting in an increase in oil revenues of approximately $37.1 million.  The average price inclusive of settlements of derivative contracts decreased 29% from $68.96 per Bbl in 2016 to $49.13 per Bbl in 2017.  An increase in production of 1,263 MBbls, or 43% resulted in an approximate $51.2 million increase in oil revenues. The increase in oil volumes is primarily due to new production from the STACK, which increased 1,337 MBbls, from 2,570 MBbls in 2016 to 3,907 MBbls in 2017, partially offset by decreased production from non-STACK fields due to natural decline.

Natural gas revenues for the year ended December 31, 2017 increased $18.1 million, or 61%, to $47.6 million in 2017 from $29.5 million in 2016. The increase in natural gas revenue was attributable to increased production volumes as well as higher prices during 2017.  An increase in production of 4.7 Bcf, or 35% resulted in an increase in natural gas revenues of approximately $10.4 million in 2017 as compared to 2016.  The increase in natural gas volumes is attributable to new production from the STACK, which increased 5.7 Bcfe, from 8.2 Bcfe in 2016 to 13.9 Bcfe in 2017.  This increase was partially offset by decreased production from non-STACK fields due to natural decline.  The average price of natural gas exclusive of settlements of derivative contracts increased 20% in 2017 resulting in an increase in natural gas revenues of approximately $7.7 million.  The average price inclusive of settlements of derivative contracts increased 12% from $2.69 per Mcf in 2016 to $3.01 per Mcf in 2017.

Natural gas liquids revenues for the year ended December 31, 2017 increased $18.1 million, or 116% to $33.8 million in 2017 from $15.7 million in 2016.  The increase in natural gas liquids revenue was primarily attributable to an increase in prices as well as increased volumes. The average price of natural gas liquids exclusive of settlements of derivative contracts increased 49%, from $16.38 per Bbl in 2016 to $24.36 per Bbl in 2017 resulting in an increase in natural gas liquids revenue of $11.0 million.  An increase in volumes of 431 MBbls or 45% resulted in an increase in natural gas liquids revenue of $7.1 million in 2017 as compared to 2016.  The increase in natural gas liquid volumes is due primarily to an increase in output in the STACK, which increased 454 MBbls, from 823 MBbls in 2016 to 1,277 MBbls in 2017.  This increase was partially offset by lower volumes from other non-STACK fields.

Other revenues were $6.0 million during 2017 as compared to $2.6 million during 2016.  Other revenues include salt water disposal fees charged to outside working interest owners.  The salt water disposal fees were reclassified from lease operating expense.  The fees increased from $2.1 million in 2016 to $5.7 million in 2017.

Gain (loss) on sale of assets was a gain of $3.5 million in 2016 as a result of the sale of South Louisiana properties in 2016.

Gain on acquisition of oil and gas properties was a gain of $3.3 million in 2017, primarily related to the acquisitions of proved STACK oil and natural gas properties from Brown and Borelli, et al (“B&B”) and Sentanta Energy, LLC. The bargain purchase gains recognized related to acquisitions which were accounted for as a business combination under ASC 805, Business Combinations during the year ended December 31, 2017 (Refer to Note 4 – Acquisitions and Divestitures, in Item 8 of Part II of this Annual Report on Form 10-K for more information).

Gain (loss) on derivative contracts was a gain of $8.3 million in 2017 inclusive of net derivative settlements received of $4.1 million in 2017 that included a gain of $5.8 million on contracts prior to expiry.  This compared to a loss of $40.5 million in 2016 inclusive of net derivative settlements received of $88.7 million in 2016 that included a gain of $64.0 million on contracts prior to expiry. The significant fluctuation from period to period is due to the volatility of oil and natural gas prices and changes in our outstanding hedge contracts during these periods.

Expenses

Lease and plant operating expense increased $14.5 million to $60.9 million, or 31% in 2017 as compared to $46.4 million in 2016. The increase is primarily due to increased production volume and increased compression, salt water disposal, chemicals, repairs and maintenance and fuel and power totaling $12.4 million.  On a per unit basis, lease and plant operating expense decreased 7% from $7.62 to $7.10 per BOE for 2016 and 2017, respectively.

Marketing and transportation expense increased $17.7 million to $30.5 million in 2017 as compared to $12.8 million in 2016.  The increase is primarily in the STACK due to increased throughput at the Kingfisher processing facility beginning in the second quarter of 2016.  In addition, the increase is due to higher marketing and transportation fee charged to provide effective gathering, efficient processing and assurance that our production will continue to flow as the activity in the basin expands at the Kingfisher processing facility.    On a per unit basis, marketing and transportation expense increased from $2.11 to $3.56 per BOE for 2016 and 2017, respectively.

Production and ad valorem taxes increased $3.0 million to $7.2 million, or 73%, for 2017, as compared to $4.2 million for 2016.  Production taxes increased $3.0 million primarily due to the increase in oil and natural gas revenues.  Ad valorem taxes remained flat year over year.  On a per unit basis, the production and ad valorem taxes increased from $0.68 to $0.84 per BOE for 2016 and 2017, respectively.

Workover expense increased $2.3 million to $5.8 million from $3.5 million for 2017 and 2016, respectively. This expense varies depending on activities in the field and is attributable to many different properties.

Exploration expense includes the costs of our geology department, costs of geological and geophysical data, delay rentals, expired leases, and dry holes. Exploration expense decreased $0.2 million to $24.6 million in 2017 from $24.8 million in 2016.  The decrease in exploration expense is primarily due to decreases in lease rental expenses and G&G seismic expenses of $5.3 million, partially offset by an increase in dry hole expense and settlements of our asset retirement obligations in excess of our estimate of $5.1 million.  As of December 31, 2017, our property, plant, and equipment balance includes $2.0 million in exploratory well costs which are deferred, pending determination of proved reserves.  Such costs will be charged to exploration expense if the wells are ultimately classified as dry holes.

Depreciation, depletion and amortization increased $29.5 million to $94.5 million for 2017 as compared to $65.0 million for 2016. On a per unit basis, this expense increased 3% from $10.67 to $11.02 per BOE for 2016 and 2017, respectively. The rate is a function of capitalized costs of proved properties, proved reserves and production by field.

Impairment expense increased $14.0 million to $30.3 million in 2017 from $16.3 million in 2016. This non-cash expense varies with the results of exploratory and development drilling, as well as with well performance and price declines which may render some projects uneconomic, resulting in impairment. See “Critical Accounting Policies and Estimates — Impairment” below for more details related to impairment. Certain developed fields were impaired due to downward revisions in reserves based on lower commodity prices, performance, development drilling results that were below expectations or high operating costs.  Certain undeveloped leasehold costs were impaired as the Company changed its strategic plans on future development in certain areas.   The impairments in 2017 were primarily due to write-downs of both unproved oil and natural gas costs and developed fields, primarily in the non-STACK assets.  The impairments in 2016 were primarily due to write-downs in developed fields on non-STACK assets, most notably in the Northwest, East Texas and South Louisiana, totaling $15.4 million.

General and administrative expense increased $13.8 million to $55.6 million in 2017 from $41.8 million in 2016. The increase is primarily due to consulting fees attributable to the business combination of approximately $7.7 million, an increase in information technology consulting fees of $1.2 million and settlement expense of $4.2 million.  On a per unit basis, general and administrative expenses decreased 6% from $6.86 to $6.48 per BOE for 2016 and 2017, respectively.

Interest expense, net decreased $9.4 million to $50.6 million in 2017 from $60.0 million in 2016. The interest on our senior term loan facility decreased $9.2 million as it was repaid in full during the fourth quarter 2016 and interest on our senior secured credit facility decreased $1.0 million due to a decrease in average outstanding balances during the year. In addition, deferred financing costs associated with the senior term loan facility decreased $1.1 million. The decrease was partially offset by the repurchase and redemption of our $450 million aggregate principal amount of 9.625% senior unsecured notes due 2018 by issuing $500 million aggregate principal amount 7.875% senior unsecured notes due 2024, resulting in an increase in interest expense of $2.1 million.

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

Loss on discontinued operations was $21.4 million in 2017 as compared to a loss from discontinued operations of $2.3 million in 2016.  The increase in the loss on discontinued operations was primarily related to the loss from the sale of assets recognized of $22.2 million.

Results of Operations: Year Ended December 31, 2016 v. Year Ended December 31, 2015

	Year Ended December 31,		Increase
	2016	2015	(Decrease)	% Change

	(in thousands, except average sales prices and unit costs)
Summary Operating Information:
Net Production:
Oil (MBbls)	2,904	2,813	91	3%
Natural gas (MMcf)	13,384	10,478	2,906	28%
Natural gas liquids (MBbls)	956	678	278	41%
Total oil equivalent (MBOE)	6,090	5,238	852	16%
Average daily oil production (MBOE/d)	16.6	14.3	2.3	16%
Average Sales Price:
Oil (per Bbl) including settlements of derivative contracts	$68.96	$76.39	$(7.43)	(10)%
Oil (per Bbl) excluding settlements of derivative contracts	40.54	46.22	(5.68)	(12)%
Natural gas (per Mcf) including settlements of derivative contracts	2.69	4.63	(1.94)	(42)%
Natural gas (per Mcf) excluding settlements of derivative contracts	2.20	2.52	(0.32)	(13)%
Natural gas liquids (per Bbl) including settlements of derivative contracts (1)	16.04	16.01	0.03	0%
Natural gas liquids (per Bbl) excluding settlements of derivative contracts (1)	16.38	16.01	0.37	2%
Combined (per BOE) including settlements of derivative contracts	41.31	52.37	(11.06)	(21)%
Combined (per BOE) excluding settlements of derivative contracts	26.74	31.95	(5.21)	(16)%
Hedging Activities:
Settlements of derivatives received, oil	$82,522	$84,856	$(2,334)	(3)%
Settlements of derivatives received, natural gas	6,500	22,092	(15,592)	(71)%
Settlements of derivatives (paid), natural gas liquids	(333)	—	(333)	NA
Summary Financial Information
Operating Revenues and Other
Oil	$117,703	$130,015	$(12,312)	(9)%
Natural gas	29,510	26,445	3,065	12%
Natural gas liquids	15,663	10,864	4,799	44%
Other revenues	2,563	682	1,881	276%
Gain on sale of assets	3,542	67,781	(64,239)	(95)%
Gain (loss) on derivative contracts	(40,460)	124,141	(164,601)	(133)%
Total Operating Revenues and Other	128,521	359,928	(231,407)	(64)%
Expenses
Lease and plant operating expense	46,383	53,821	(7,438)	(14)%
Marketing and transportation expense	12,853	3,139	9,714	309%
Production and ad valorem taxes	4,168	6,307	(2,139)	(34)%
Workover expense	3,540	5,200	(1,660)	(32)%
Exploration expense	24,768	29,445	(4,677)	(16)%
Depreciation, depletion, and amortization expense	64,981	78,008	(13,027)	(17)%
Impairment expense	16,287	50,436	(34,149)	(68)%
Accretion expense	1,259	1,272	(13)	(1)%
General and administrative expense	41,758	44,454	(2,696)	(6)%
Interest expense, net	59,990	61,750	(1,760)	(3)%
Loss on extinguishment of debt	18,151	—	18,151	NA
Provision for state income taxes	(29)	562	(591)	(105)%
Net income (loss) from continuing operations	$(165,588)	$25,534	$(191,122)	(749)%

Average Unit Costs per BOE:
Lease and plant operating expense	$7.62	$10.28	$(2.66)	(26)%
Marketing and transportation expense	2.11	0.60	1.51	252%
Production and ad valorem tax expense	0.68	1.20	(0.52)	(43)%
Workover expense	0.58	0.99	(0.41)	(41)%
Exploration expense	4.07	5.62	(1.55)	(28)%
Depreciation, depletion and amortization expense	10.67	14.89	(4.22)	(28)%
General and administrative expense	6.86	8.49	(1.63)	(19)%

(1)	We entered into derivative contracts for natural gas liquids in the fourth quarter of 2015. The derivative contracts for natural gas liquids became effective in 2016.

Revenues

Oil revenues for the year ended December 31, 2016 decreased $12.3 million, or 9%, to $117.7 million in 2016 from $130.0 million in 2015. The decrease in oil revenue was primarily attributable to lower prices, partially offset by increased production volumes. The average price of oil exclusive of settlements of derivative contracts decreased 12% in 2016 resulting in a decrease in oil revenues of approximately $16.5 million.  The average price inclusive of settlements of derivative contracts decreased 10% from $76.39 per Bbl in 2015 to $68.96 per Bbl in 2016.  An increase in production of 91 MBbls, or 3% resulted in an approximate $4.2 million increase in oil revenues. The increase in oil volumes is primarily by new production from the STACK, which increased 564 MBbls, from 2,006 MBbls in 2015 to 2,570 MBbls in 2016.  This increase was partially offset by decreased volume to the sale of the remainder of our Eagleville properties in the third quarter of 2015 of 430 MBbls and natural production decline related to our non-STACK assets.

Natural gas revenues for the year ended December 31, 2016 increased $3.1 million, or 12%, to $29.5 million in 2016 from $26.4 million in 2015. The increase in natural gas revenue was attributable to increased production volumes partially offset by lower prices during 2016.  An increase in production of 2.9 Bcf, or 28% resulted in an increase in natural gas revenues of approximately $7.4 million in 2016 as compared to 2015.  The increase in natural gas volumes is attributable to new production from the STACK, which increased 3.9 Bcfe, from 4.3 Bcfe in 2015 to 8.2 Bcfe in 2016.  This increase was partially offset by natural production decline related to our non-STACK assets and the sale of the remainder of our Eagleville properties in the third quarter of 2015 of 415 MMcf.  The average price of natural gas exclusive of settlements of derivative contracts decreased 13% in 2016 resulting in a decrease in natural gas revenues of approximately $4.3 million.  The average price inclusive of settlements of derivative contracts decreased 42% from $4.63 per Mcf in 2015 to $2.69 per Mcf in 2016.

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

Other revenues were $2.6 million during 2016 as compared to $0.7 million during 2015. Other revenues include salt water disposal fees charged to outside working interest owners.  The salt water disposal fees were reclassified from lease operating expense.  The fees increased from $0.0 million in 2015 to $2.1 million in 2016.

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

Expenses

Lease and plant operating expense decreased $7.4 million to $46.4 million, or 14% in 2016 as compared to $53.8 million in 2015. The decrease is primarily due to a decrease in salt water disposal, repairs and maintenance, and field services, totaling $6.6 million.  On a per unit basis, lease and plant operating expense decreased 26% from $10.28 to $7.62 per BOE for 2015 and 2016, respectively.

Marketing and transportation expense increased $9.7 million to $12.8 million in 2016 as compared to $3.1 million in 2015.  The increase is primarily in the STACK due to increased throughput at the Kingfisher processing facility beginning in the second quarter of 2016.  In addition, the increase is due to higher marketing and transportation fee charged to provide effective gathering, efficient processing and assurance that our production will continue to flow as the activity in the basin expands at the Kingfisher processing facility. On a per unit basis, marketing and transportation expense increased from $0.60 to $2.11 per BOE for 2015 and 2016, respectively.

Production and ad valorem taxes decreased $2.1 million to $4.2 million, or 34%, for 2016, as compared to $6.3 million for 2015.  Production taxes decreased $1.6 million primarily due to the decrease in oil revenues.  Ad valorem taxes decreased $0.5 million.  On a per unit basis, the production and ad valorem taxes decreased from $1.20 to $0.68 per BOE for 2015 and 2016, respectively.

Workover expense decreased $1.7 million to $3.5 million from $5.2 million for 2016 and 2015, respectively. This expense varies depending on activities in the field and is attributable to many different properties.

Exploration expense includes the costs of our geology department, costs of geological and geophysical data, delay rentals, expired leases, and dry holes. Exploration expense decreased $4.7 million to $24.8 million in 2016 from $29.5 million in 2015. The decrease in exploration expense is primarily due to decreases in dry hole expense and G&G seismic expenses of $11.7 million, partially offset by an increase in expired leasehold and settlements of our asset retirement obligations in excess of our estimates of $7.6 million. As of December 31, 2016, our property, plant, and equipment balance includes $2.1 million in exploratory well costs which are deferred, pending determination of proved reserves.  Such costs will be charged to exploration expense if the wells are ultimately classified as dry holes.

Depreciation, depletion and amortization decreased $13.0 million to $65.0 million for 2016 as compared to $78.0 million for 2015. On a per unit basis, this expense decreased 28% from $14.89 to $10.67 per BOE for 2015 and 2016, respectively. The rate is a function of capitalized costs of proved properties, proved reserves and production by field.

Impairment expense decreased $34.1 million to $16.3 million in 2016 from $50.4 million in 2015. This non-cash expense varies with the results of exploratory and development drilling, as well as with well performance and price declines which may render some projects uneconomic, resulting in impairment. See “Critical Accounting Policies and Estimates — Impairment” below for more details related to impairment. Certain developed fields were impaired due to downward revisions in reserves based on lower commodity prices, performance or development drilling results that were below expectations.  The impairments in 2016 were primarily due to write-downs in developed fields related to our non-STACK assets, totaling $15.4 million. The impairments in 2015 were primarily due to write-downs of both unproved oil and natural gas costs and developed fields, primarily in East Texas, the STACK, and South Louisiana, totaling $34.2 million.

General and administrative expense decreased $2.7 million to $41.8 million in 2016 from $44.5 million in 2015. The decrease is primarily due to lower litigation settlement expenses recorded in 2016 as compared to 2015 of $5.3 million, partially offset by an increase in salaries, benefits and deferred compensation of $2.6 million in 2016.  On a per unit basis, general and administrative expenses decreased 19% from $8.49 to $6.86 per BOE for 2015 and 2016, respectively.

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

Loss on discontinued operations was $2.3 million in 2016 as compared to a loss from discontinued operations of $157.3 million in 2015.  The decreased in the loss on discontinued operations was primarily due to a decrease in impairment expense recognized.  Weeks Island field recognized impairment expense of approximately $20,000 during 2016 as compared to $126.3 million during 2015.

Liquidity and Capital Resources

Our principal requirements for capital are to fund our day-to-day operations, our exploration and development activities, and to satisfy our contractual obligations, primarily for the payment of debt principal and interest and any amounts owed during the period related to our hedging positions.

Our 2017 capital budget was primarily focused on the development of our STACK properties through exploitation and development.  We spent approximately $369.6 million in 2017 on capital expenditures, including acquisitions, of which $356 million was spent in the STACK. The capital expenditures for 2017 reflected our plans to drill wells that were funded through the joint development agreement with BCE.  For the twelve months ended December 31, 2017, we have received approximately $92.7 million from BCE under our joint development agreement. We increased our capital budget for 2018 from 2017 levels in response to the improvement in the current commodity price environment. Our future drilling plans, plans of our drilling operators and capital budgets are subject to change based upon various factors, some of which are beyond our control, including drilling results, oil and natural gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, actions of our operators, gathering system and pipeline transportation constraints and regulatory approvals. A deferral of planned capital expenditures, particularly with respect to drilling and completing new wells, could result in a reduction in anticipated production, revenues and cash flows. Additionally, if we curtail our drilling program, we may lose a portion of our acreage through lease expirations.  However, because a large percentage of our acreage is held by production, we have the ability to materially increase or decrease our drilling and recompletion budget in response to market conditions with decreased risk of losing significant acreage.  In addition, we may be required to reclassify some portion of our reserves currently booked as proved undeveloped reserves to no longer be proved reserves if such a deferral of planned capital expenditures means we will be unable to develop such reserves within five years of their initial booking.

We funded our 2017 capital expenditures predominantly with cash flows from operations, drilling and completion of capital funded through our joint development agreement with BCE, capital contribution of $200 million by Riverstone and borrowings under our senior secured revolving credit facility.  We strive to maintain financial flexibility and may access capital markets as necessary to facilitate drilling on our large undeveloped acreage position and permit us to selectively expand our acreage position. In the event our cash flows are materially less than anticipated and other sources of capital we historically have utilized are not available on acceptable terms, we may curtail our capital spending.  Subsequent to year end and in connection with the closing of the business combination, Alta Mesa Resources contributed an additional $554 million to us.

We expect to fund our capital budget in 2018 and beyond predominantly with cash flows from operations, borrowings under our senior secured revolving credit facility and drilling and completion capital funded through our joint development agreement with BCE.  As we execute our business strategy, we will continually monitor the capital resources available to meet future financial obligations and planned capital expenditures.  We believe our cash flows provided by operating activities, cash on hand and availability under our senior secured revolving credit facility will provide us with the financial flexibility and wherewithal to meet our cash requirements, including normal operating needs, and pursue our currently planned and future development drilling activities.  However, future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices, and significant additional capital expenditures will be required to more fully develop our properties and acquire additional properties.  We cannot assure you that operations and other needed capital will be available on acceptable terms, or at all.

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

Subsequent to year end, the closing of the business combination with Alta Mesa Resources did not constitute as a change of control under the indenture governing the senior notes because certain existing owners of the Company and SRII Opco LP entered into the Voting Agreement with respect to the voting interests in AMH GP.  See Note 19 — Subsequent Events to the consolidated financial statements for further detail.

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

Senior Secured Revolving Credit Facility

On February 9, 2018, we entered into the Eighth Amended and Restated senior secured revolving credit facility with Wells Fargo Bank, National Association, as the administrative agent (the “Eighth A&R credit facility”). The Eighth A&R credit facility is for an aggregate of $1.0 billion with an initial $350.0 million borrowing base limit. The Eighth A&R credit facility does not permit us to borrow funds if at the time of such borrowing we are not in pro forma compliance with our financial covenants.

As of March 29, 2018, we have no outstanding borrowings under the Eighth A&R and have $13.6 million of outstanding letters of credit reimbursement obligations.

The principal amounts borrowed are payable on the maturity date on February 9, 2023. We have a choice of borrowing in Eurodollars or at the reference rate, with such borrowings bearing interest, payable quarterly for reference rate loans and one month, three month or six month periods for Eurodollar loans. Eurodollar loans bear interest at a rate per annum equal to the rate at the LIBOR, plus an applicable margin ranging from 2.00% to 3.00%. Reference rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 1%, plus an applicable margin ranging from 1.00% to 2.00%. The next scheduled redetermination of our borrowing base is on April 1, 2018. The borrowing base may be reduced in connection with the next redetermination of its borrowing base. The amounts outstanding under the Eighth A&R credit facility are secured by first priority liens on substantially all of the Company’s and its material operating subsidiaries’ oil and natural gas properties and associated assets and all of the stock of our material operating subsidiaries that are guarantors of the Eighth A&R credit facility. Additionally, SRII Opco, LP and AMH GP have pledged their respective limited partner interests in us as security for our obligations. If an event of default occurs under the Eighth A&R credit facility, the administrative agent will have the right to proceed against the pledged capital stock and take control of substantially all of our assets and our material operating subsidiaries that are guarantors.

The Eighth A&R credit facility contains restrictive covenants that may limit our ability to, among other things, incur additional indebtedness, sell assets, guaranty or make loans to others, make investments, enter into mergers, make certain payments and distributions, enter into or be party to hedge agreements, amend our organizational documents, incur liens and engage in certain other transactions without the prior consent of the lenders. The Eighth A&R credit facility permits us to make distributions to any parent entity (i) to pay for reimbursement of third party costs and expenses that are general and administrative expenses incurred in the ordinary course of business by such parent entity or (ii) in order to permit such parent entity to (x) make permitted tax distributions and (y) pay the obligations under the Tax Receivable Agreement (as defined below).

The Eighth A&R credit facility also requires us to maintain the following two financial ratios:

urirur
•

a current ratio, tested quarterly, commencing with the fiscal quarter ending June 30, 2018, of our consolidated current assets to our consolidated current liabilities of not less than 1.0 to 1.0 as of the end of each fiscal quarter; and

•

a leverage ratio, tested quarterly, commencing with the fiscal quarter ending June 30, 2018, of our consolidated debt (other than obligations under hedge agreements) as of the end of such fiscal quarter to its consolidated EBITDAX annualized by multiplying EBITDAX for the period of (A) the fiscal quarter ending June 30, 2018 times 4, (B) the two fiscal quarter periods ending September 30, 2018 times 2 and (C) the three fiscal quarter periods ending December 31, 2018 times 4/3rds and (D) for each fiscal quarter on or after March 31, 2019, EBITDAX times 4/4, of not greater than 4.0 to 1.0.

Cash Flows Provided by Operating Activities

Operating activities (including operating activities from discontinued operations) provided cash of $59.3 million in 2017, as compared to $131.7 million in 2016. Of the $59.3 million and $131.7 million cash provided by operating activities in 2017 and 2016, discontinued operations provided cash of approximately $21.2 million and 27.1 million in 2017 and 2016, respectively. The $72.4 million decrease in operating cash flows was attributable to various factors. Cash-based items of net income, including revenues (exclusive of unrealized commodity gains or losses), operating expenses and taxes, general and administrative expenses, and the cash portion of our interest expense, resulted in a net decrease of approximately $8.4 million in earnings and a negative impact on cash flow. The changes in our working capital accounts used $64.0 million in cash as compared to having provided $23.8 million in cash in 2016.

Operating activities (including operating activities from discontinued operations) provided cash of $131.7 million in 2016, as compared to $144.0 million in 2015. The $12.3 million decrease in operating cash flows was attributable to various factors. Cash-based items of net income, including revenues (exclusive of unrealized commodity gains or losses), operating expenses and taxes, general and administrative expenses, and the cash portion of our interest expense, resulted in a net decrease of approximately $36.1 million in earnings and a negative impact on cash flow. The changes in our working capital accounts provided $23.8 million in cash as compared to having provided $4.5 million in cash in 2015.

Cash Flows Used in Investing Activities

Investing activities (including investing activities from discontinued operations) used cash of $345.9 million for the year ended December 31, 2017 as compared to $224.3 million for the year ended December 31, 2016. Capital expenditures for property and equipment, including acquisitions used cash of $369.6 million and $225.6 million for the twelve months ended December 31, 2017 and 2016, respectively.  In addition, we entered into an interest bearing promissory note receivable with our affiliate Northwest Gas Processing, LLC for approximately $1.5 million in 2017.  The cash used for investing activities was partially offset by proceeds from the sale of the Weeks Island field and other assets of approximately $25.2 million.

Investing activities (including investing activities from discontinued operations) used cash of $224.3 million for the year ended December 31, 2016 as compared to $130.4 million for the year ended December 31, 2015. The increase in cash used in investing activities was primarily related to proceeds from the sale of property in 2015 of approximately $141.4 million.  The increase in cash used for investing activities was partially offset by decreased expenditures for drilling and development and decreased acquisitions in 2016.

Cash Flows Provided by Financing Activities

Financing activities provided cash of $283.9 million during 2017 as compared to cash provided of $91.2 million during 2016, an increase of $192.7 million.  During 2017, we drew down $76.4 million, net of payments, under our senior secured revolving credit facility and we paid $0.4 million of deferred financing costs related to our senior secured revolving credit facility and senior notes.   During 2017, Riverstone was admitted as a limited partner in connection with its $200 million contribution to us.  In addition, we received $7.9 million in capital contributions from our former Class B limited partner, High Mesa.

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

Risk Management Activities — Commodity Derivative Instruments

Due to the risk of low oil and natural gas prices, we periodically enter into price-risk management transactions (e.g., swaps, collars, puts, calls, and financial basis swap contracts) for a portion of our oil, natural gas, and natural gas liquids production. In certain cases, this allows us to achieve a more predictable cash flow, as well as to reduce exposure from price fluctuations. The commodity derivative instruments apply to only a portion of our production, and provide only partial price protection against declines in oil, natural gas, and natural gas liquids prices, and may partially limit our potential gains from future increases in prices. At December 31, 2017, commodity derivative instruments were in place covering approximately 69% of our projected oil production and, approximately 1% of our natural gas production from proved developed properties for 2018. See Note 8 to our consolidated financial statements as of December 31, 2017, “Derivative Financial Instruments,” for further information.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2017:

	Year Ended December 31,
	Total	2018	2019-2020		2021-2022		Thereafter

	(in thousands)
Debt	$645,231	$—	$117,065	(1)	$28,166	(1)	$500,000
Interest (1)	298,819	45,788	90,697		83,584		78,750
Operating Leases	7,612	1,646	3,139		2,459		368
Drilling rigs (2)	5,400	5,400	—		—		—
Abandonment liabilities (3)	55,055	7,606	20,445		4,081		22,923
Total	$1,012,117	$60,440	$231,346		$118,290		$602,041
(1)

Interest includes interest on the outstanding balance under our senior secured revolving credit facility maturing in 2020, payable quarterly; on the 2024 Notes, payable semiannually; and on the debt to our founder, which is payable with principal, at maturity in 2021. The weighted average rate on our outstanding borrowings as of December 31, 2017 of 5.48% was utilized to calculate the projected interest for our senior secured revolving credit facility.  Projected obligation amounts are based on the payment schedules for interest, and are not presented on an accrual basis.  On February 9, 2018, and in connection with the closing of the business combination (as described in Note 19 — Subsequent Events), we entered into the Eighth Amended and Restated Credit Agreement with Wells Fargo Bank, National Association, as the administrative agent (the “Eighth A&R credit facility”).  The Eighth A&R credit facility extended our maturity date from November 2020 to February 2023.  As of February 9, 2018, all outstanding balances under our credit facility were paid in full.  In addition, our founder converted the founder notes into equity interests in the AM Contributor immediately prior to the closing of the business combination with AMR.

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

Off-Balance Sheet Arrangements

As of December 31, 2017 we had no guarantees of third-party obligations. Our off-balance sheet obligations include the obligations under operating leases, and the $2.2 million contingent properties payment for properties acquired in 2008 and prior years.  We also have bonds posted in the aggregate amount of $17.4 million, primarily to cover future abandonment costs, and $13.6 million in letters of credit provided under our senior secured revolving credit facility.  We typically enter into short-term drilling contracts which are customary in the oil and gas industry.  We have no other off-balance sheet arrangements that are reasonably likely to materially affect our liquidity and capital resources.

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

Emerging growth company.  We are classified as an “emerging growth company” under the JOBS Act. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we will not be required to, among other things: (i) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; (ii) comply with any new requirements adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer; (iii) provide certain disclosures regarding executive compensation required of larger public companies; or (iv) hold nonbinding advisory votes on executive compensation. We will remain an emerging growth company for up to five years, although we will lose that status sooner if we have more than $1.0 billion of revenues at the end of any fiscal year, have more than $700.0 million in market value of our common stock held by non-affiliates measured as of June 30, or issue more than $1.0 billion of non-convertible debt over a three-year period.

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

Investments. Our investment consists of a 10.17% ownership interest in a drilling company, Orion Drilling Company, LLC (“Orion”). The investment is accounted for under the cost method and we have recorded $9.0 million of Investment in LLC on the consolidated balance sheets as of December 31, 2017 and 2016. Under this method, our share of earnings or losses of the investment are not included in the consolidated statements of operations. Distributions from Orion are recognized in current period earnings as declared.

Prior to the Closing, Alta Mesa was a part owner of AEM with an ownership interest of less than 10%.  AEM markets our oil and natural gas and sells it under short-term contracts generally with month-to-month pricing based on published regional indices, with differentials for transportation, location, and quality taken into account. AEM remits monthly collections of these sales to us, and receives a 1% marketing fee.

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

ASU 2014-09 and related interpretive guidance will be effective for interim and annual periods beginning after December 15, 2017, except for emerging growth companies that elect to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 7(a)(2)(b) of the Securities Act. The standard allows for either full retrospective adoption, meaning the standard is applied to all periods presented in the financial statements, or modified retrospective adoption, meaning the standard is applied only to the most current period presented. As an emerging growth company we have elected to use the extended transition period and as a result, we will be required to adopt the standard during the first quarter of 2019 using the modified retrospective method with a cumulative adjustment to retained earnings as necessary.    AMR is also an emerging growth company. It is reasonably possible that AMR could cease to be an emerging growth company by December 31, 2018. We intend to apply push down accounting and reflect AMR’s basis and accounting policies in our financial statements from the date of the business combination. Therefore, we could be required to adopt the standard in the fourth quarter of 2018.

We are in the process of assessing our contracts and evaluating the impact on the consolidated financial statements. We are continuing to evaluate the provisions of ASU 2014-09 as it relates to certain sales contracts, and in particular, as it relates to disclosure requirements. In addition, we are evaluating the impact, if any, on the presentation of our future revenues and expenses under the new gross-versus-net presentation guidance. We continue to evaluate the impact of these and other provisions of ASU 2014-09 on our accounting policies, changes to relevant business practices, internal controls, and consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842)(“ASU 2016-02”), which supersedes ASC 840 “Leases” and creates a new topic, ASC 842 “Leases.” The amendments in this update require, among other things, that lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents a lessee's right to use, or control the use of, a specified asset for the lease term. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. ASU 2016-02 also requires disclosures designed to provide information on the amount, timing, and uncertainty of cash flows arising from leases. In January 2018, the FASB issued ASU No. 2018-01, Land easement practical expedient for transition to Topic 842 (“ASU 2018-01”), which provides an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounting for as leases under Topic 840, Leases.  The standard will be effective for interim and annual periods beginning after December 15, 2018 for public companies and annual periods beginning after December 15, 2019 for all other entities, with earlier adoption permitted. In the normal course of business, we enter into operating lease agreements to support our exploration and development operations and lease assets such as drilling rigs, well equipment, compressors, office space and other assets.

At this time, we cannot reasonably estimate the financial impact ASU 2016-02 will have on our financial statements; however, the adoption and impletion of ASU 2016-02 is expected to have a material impact on our consolidated balance sheets resulting in an increase in both the assets and liabilities relating to our operating lease activities greater than twelve months.  The adoption is also expected to result in increase in depreciation, depletion and amortization expense, and interest expense and a reduction in rent expense recorded on our consolidated statement of operations, and additional disclosures.  As part of our assessment to date, we have formed an implementation work team and will complete our evaluation in 2018.  As we continue to evaluate and implement the standard, we plan to provide additional information about the expected financial impact at a future date.  As an emerging growth company we have elected to use the extended transition period and as a result, we will be required to adopt the standard during 2020.  AMR is also an emerging growth company. It is reasonably possible that AMR could cease to be an emerging growth company by December 31, 2018. We intend to apply push down accounting and reflect AMR’s basis and accounting policies in our financial statements from the date of the business combination. Therefore, we could be required to adopt the standard on January 1, 2019.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which is intended to reduce diversity in practice in how certain transactions are classified in the statements of cash flows. ASU 2016-15 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017 for public companies and for fiscal years beginning after December 15, 2018 for all other entities.  As an emerging growth company we have elected to use the extended transition period and as a result, we will be required to adopt the standard during 2019.  AMR is also an emerging growth company. It is reasonably possible that AMR could cease to be an emerging growth company by December 31, 2018. We intend to apply push down accounting and reflect AMR’s basis and accounting policies in our financial statements from the date of the business combination. Therefore, we could be required to adopt the standard in the fourth quarter of 2018.  The adoption of this guidance will not impact our financial position or results of operations but could result in presentation changes on our consolidated statements of cash flows.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash, which requires an entity to explain the changes in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents on the statements of cash flows and to provide a reconciliation of the totals in that statement to the related captions in the balance sheet when the cash, cash equivalents, restricted cash, and restricted cash equivalents are presented in more than one line item on the balance sheet. This ASU is effective for annual and interim periods beginning after December 15, 2017 for public companies and annual periods beginning after

December 15, 2018 for private companies, and is required to be adopted using a retrospective approach, with early adoption permitted. We early adopted ASU 2016-18 in the fourth quarter of 2017.  See Note 2 — Summary of significant accounting policies for further details.

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business (“ASU 2017-01”),  which provides guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 requires entities to use a screen test to determine when an integrated set of assets and activities is not a business or if the integrated set of assets and activities needs to be further evaluated against the framework. ASU 2017-01 is effective for interim and annual periods after December 15, 2017 for public companies and annual periods beginning after December 15, 2018 for all other entities. The amendments should be applied prospectively on or after the effective date and disclosures are not required at transition. Early adoption is permitted for transactions for which the acquisition date occurs before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance.  The Company early adopted ASU 2017-01 in the fourth quarter of 2017.  The adoption of ASU 2017-01 did not have a material impact on our consolidated financial statements; however these amendments could result in the recording of fewer business combinations in the future periods.

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

As of December 31, 2017, we have hedged approximately 35% of our forecasted production from proved developed reserves through 2020 at average annual floor prices ranging from $50.00 per Bbl to $51.59 per Bbl for oil and $3.60 for natural gas. Forecasted production from proved reserves is estimated in our December 2017 reserve report using prices, costs and other assumptions required by SEC rules. Our actual production will vary from the amounts estimated in the report, perhaps materially. Please read the disclosures under “Our estimated oil and natural gas reserve quantities and future production rates are based on many assumptions that may prove to be inaccurate. Any material inaccuracies in these reserve estimates or the underlying assumptions will materially affect the quantities and present value of our reserves” in “Item 1A. Risk Factors” above.

The fair value of our oil and natural gas derivative contracts and basis swaps at December 31, 2017 was a net liability of $20.2 million. A 10% increase or decrease in oil and natural gas prices with all other factors held constant would result in an unrealized loss or gain, respectively, in the fair value (generally correlated to our estimated future net cash flows from such instruments) of our oil and natural gas commodity contracts of approximately $25.0 million (decrease in value) or $28.7 million (increase in value), respectively, as of December 31, 2017.

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

Interest Rates

We are subject to interest rate risk on our long-term fixed interest rate debt and variable interest rate borrowings. Although in the past we have used interest rate swaps to mitigate the effect of fluctuating interest rates on interest expense, we currently have no open interest rate derivative contracts. A 1% increase in interest rates (100 LIBOR basis points) would increase interest expense on our variable rate debt by approximately $1.2 million, based on the balance outstanding at December 31, 2017.

Inflation

Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the years ended December 31, 2017 or 2016.  Although the impact of inflation has been insignificant in recent years, it could cause upward pressure on the cost of oilfield services, equipment and general and administrative expenses.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with established policies or procedures may deteriorate.

Our management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) to perform its assessment. Based on this assessment, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded, that as of December 31, 2017, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

As is the case with many partnerships, we do not directly employ officers, directors or employees. Our operations and activities are managed by the Board of Directors of our general partner, AMH GP, and the officers and employees of Alta Mesa Services, an entity wholly owned by us. References to our directors are references to the directors of AMH GP. References to our officers and employees are references to the officers and employees of Alta Mesa Services.

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

Board Leadership Structure

Our Chairman is James T. Hackett. Our Board of Directors has no policy regarding the separation of the positions of Chief Executive Officer and Chairman. We also do not have a lead independent director.

Board Oversight of Risk

Like all businesses, we face risks in our business activities. Many of these risks are discussed under the caption “Item 1A. Risk Factors” elsewhere in this report. The Board of Directors has delegated to management the primary responsibility of risk management, while it has retained oversight of management in that regard.

In addition, our Board of Directors considers our practices regarding risk assessment and risk management, reviews our contingent liabilities, reviews our oil and natural gas reserve estimation practices, as well as major legislative and regulatory developments that could affect us. Our Board reviews and attempts to mitigate risks which may result from our compensation policies.

Executive Officers and Directors

The following table sets forth the names, ages and positions of our present directors and executive officers as of March 15, 2018. Members of our Board of Directors are elected for one-year terms.

		Director
Name	Age	Since	Position

James T. Hackett	64	2018	Chairman of the Board
Harlan H. Chappelle	61	2005	President, Chief Executive Officer and Director
Michael E. Ellis	61	1987	Founder, Chief Operating Officer and Director
Michael A. McCabe	62	—	Vice President and Chief Financial Officer
David Murrell	56	—	Vice President of Land and Business Development
Homer "Gene" Cole	54	—	Vice President and Chief Technical Officer
Ronald J. Smith	59	—	Vice President and Chief Accounting Officer

*In connection with the closing of the business combination, Michael A. McCabe, Homer “Gene” Cole, Mickey Ellis, Don Dimitrievich, William W. McMullen and Mark Stoner resigned from our Board of Directors. In connection with the business combination, James T. Hackett was appointed to our Board of Directors

The following is a biographical summary of the business experience of these directors and executive officers:

James T. Hackett became our chairman of the board of directors immediately following the closing of the business combination. He has previously served as Chief Executive Officer and director of AMR since March 2017. Mr. Hackett is a partner at Riverstone. Prior to joining Riverstone in 2013, Mr. Hackett served as the Chairman of the Board from 2006 to 2013 and the Chief Executive Officer from 2003 to 2012 of Anadarko Petroleum Corporation. Before joining Anadarko, Mr. Hackett served as President and Chief Operating Officer of Devon Energy Corporation, following its merger with Ocean Energy, where he had served as Chairman, President, and Chief Executive Officer. Mr. Hackett has held senior positions at Seagull, Duke Energy, and Pan Energy. He also held positions in engineering, finance and marketing in the midstream, oil field services, and power sectors of the energy industry. Mr. Hackett serves on the Board of Directors of Enterprise Products Holdings, LLC, Fluor Corporation (NYSE: FLR), National Oilwell Varco, Inc. (NYSE: NOV), Sierra Oil and Gas and Talen Energy Corporation and Crimson Resources. Mr. Hackett is a former Chairman of the Board of the Federal Reserve Bank of Dallas. Mr. Hackett received a Bachelor of Science degree from the University of Illinois in 1975 and an MBA and MTS from Harvard Business School in 1979 and 2016, respectively. Mr. Hackett was selected to serve on the board of directors due to his significant leadership experience and his extensive experience in the energy industry.

Harlan H. Chappelle joined Alta Mesa as President, CEO and director in November 2004, and has led us in a period of significant growth, building a strong management and technical team, focusing us on our greatest opportunities, making strategic acquisitions, and restructuring our financing. Mr. Chappelle has over 30 years in field operations, engineering, management, marketing and trading, acquisitions and divestitures, and field re-development. He has worked for Louisiana Land & Exploration Company, Burlington Resources, Southern Company, and Mirant. Mr. Chappelle retired as a Commander from the U.S. Navy Reserve. He has a Bachelor of Chemical Engineering from Auburn University and a Master of Science in Petroleum Engineering from The University of Texas at Austin.  Mr. Chappelle’s experience as our Chief Executive Officer since 2004 and over 30 years of experience in the oil and gas industry uniquely qualify him to serve on our board of directors.

Michael E. Ellis founded Alta Mesa in 1987 after beginning his career with Amoco, and is our Director and Chief Operating Officer, as well as Vice President of Engineering. Mr. Ellis manages all day-to-day engineering and field operations of Alta Mesa. He built our asset base by starting with small earn-in exploitation projects, then progressively grew the company with successive acquisitions of fields from major oil companies, and consistent success in exploration and development drilling. He has over 30 years’ experience in management, engineering, exploration and acquisitions and divestitures. Mr. Ellis holds a Bachelor of Science in Civil Engineering from West Virginia University.  Because of his broad knowledge of, and experience with, oil and gas exploration and production, we believe Mr. Ellis is well qualified to serve on our board of directors.

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

David Murrell has served as our Vice President of Land and Business Development since 2006. Mr. Murrell has over 30 years of experience in Gulf Coast leasing, exploration and development programs, contract management and acquisitions and divestitures. He created a structured land management system for Alta Mesa, and built a team of division order analysts, lease analysts, landmen, and field representatives that has facilitated our growth. Mr. Murrell earned a Bachelor of Business Administration in Petroleum Land Management from the University of Oklahoma and is a Certified Professional Landman through the Association of Professional Landmen.

Homer “Gene” Cole joined Alta Mesa in 2007 and has served in the position of Vice President and Chief Technical Officer since August 2015.  Mr. Cole has over 25 years of extensive domestic and international oilfield experience in management, well completions and well stimulation design and execution. He started his career with Schlumberger Dowell as a Field Engineer and served from 1986 to 2007 in numerous positions of increasing responsibility with Schlumberger in the areas of field operations, engineering and management. He has a Bachelor of Science in Petroleum Engineering from Marietta College.

Ronald J. Smith began working for Alta Mesa in 2008 as the Controller and has been Chief Accounting Officer since 2015.  Mr. Smith has over 35 years of accounting experience, primarily in the energy industry. Mr. Smith has served in numerous senior level management positions including positions with Calpine Corporation and Mariner Energy. Mr. Smith holds a Bachelor of Science in Accounting from Robert Morris University, an MBA in Finance from the University of Houston and is a Certified Public Accountant.

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis, describes the material elements of compensation for our named executive officers (“NEOs”) for 2017.

Objectives of Our Compensation Program

Our Board of Directors is responsible for overseeing our executive remuneration programs and the fair and competitive compensation of our executive officers and meets each year to review our compensation program and to determine compensation levels for the ensuing fiscal year.

Our executive compensation program is intended to motivate our executive officers to achieve strong financial and operating results. In addition, our program is designed to achieve the following objectives:

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

What Our Compensation Program is Designed to Reward

Our strategy is to enhance enterprise value by increasing reserves, cash flow and production in an economically efficient manner by optimizing our drilling and completion techniques.  Our compensation program is designed to reward performance that contributes to the achievement of our business strategy. In addition, we reward qualities that we believe help achieve our strategy, such as teamwork; individual performance in light of general economic and industry specific conditions; performance that supports our core values; resourcefulness; the ability to manage our existing corporate assets; the ability to explore new avenues to increase oil and natural gas production and reserves; level of job responsibility; and tenure with us.

Elements of Our Compensation Program and Why We Pay Each Element

To accomplish our objectives, our compensation program is comprised primarily of the following elements: base salary, cash bonus, long-term incentives and benefits.

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

We grant performance appreciation rights units (“PARs”) as long-term compensation to certain key employees, including our executive officers, who make significant contributions to us.  The PARs are payable on a fixed determination date which is generally between five and ten years from the grant date of the award or in the event of a Liquidity Event (as defined in the PARs Plan), and therefore, provide the grantee with a significant interest in us tied to long-term performance.  Following the closing of the business combination, we have ceased issuing PARs.

We offer benefits such as a 401(k) plan and payment of insurance premiums in order to provide a competitive remuneration package as well as a measure of financial security to our employees.  In 2013, we introduced a deferred compensation plan offered to all employees, to provide flexibility and tax planning advantages to them.  Following the closing of the business combination, we have ceased offering the deferred compensation plan.

How We Determine Each Element of Compensation

In determining the elements of compensation, we consider our ability to attract and retain executives as well as various measures of company and industrial performance including debt levels, revenues, cash flow, capital expenditures, reserves of oil and natural gas and costs. We did not retain a consultant with respect to determining 2017 compensation.

Messrs. Ellis, Chappelle, McCabe, and Murrell are parties to employment agreements with Alta Mesa Services, L.P., a wholly owned subsidiary of ours (“Alta Mesa Services”).  The employment agreements automatically renew annually, subject to prior notice of cancellation by Alta Mesa Services or the executive. These employment agreements establish minimum base salaries for the officer.  On March 25, 2014, these employment agreements were amended and restated and the salaries for each officer were set at $485,000, $485,000, $435,000, and $360,000 per annum, to Messrs. Ellis, Chappelle, McCabe and Murrell, respectively, which we believe are competitive with other independent oil and natural gas companies with whom we compete for managerial talent. In addition, the employment agreements provide that the executives are each entitled to an annual bonus equal to a percentage of his respective annual base salary only if performance criteria set by the Board of Directors for the applicable period are met. The agreements also provide for benefits such as reimbursement of business expenses and participation in employee benefit plans.

Base salary. In reviewing base salaries, the Board of Directors takes into account a combination of subjective factors, primarily relying on their own personal judgment and experience. Subjective factors the Board of Directors considers include individual achievements, our performance, level of responsibility, experience, leadership abilities, increases or changes in duties and responsibilities and contributions to our performance. Mr. Ellis and Mr. Chappelle participate in and are present during the Board of Directors’ review and determination of their respective base salaries. For 2017, the Board of Directors set the base salaries for Messrs. Ellis, Chappelle and McCabe at $485,000, $485,000 and $435,000, respectively, which were unchanged from their 2016 base salaries. In addition, the Board of Directors determined Mr. Murrell’s and Mr. Cole’s salaries of $360,000 and $350,000 for 2017 were appropriate, which were unchanged from their 2016 base salaries.

Bonus.  A portion of each executive’s total compensation may be paid as bonus compensation. The Board of Directors takes into consideration our achievements during the year and each executive’s contribution toward such achievements. While performance criteria may be set, the Board of Directors takes into account subjective factors in determining if these criteria were met. Bonuses for any one year are usually determined and paid in the second or third quarter of the following year. Accordingly, bonus compensation for our executive officers for 2017 has not yet been determined.  No bonuses were paid in 2017 for 2016 performance.  However, bonuses paid in 2016 for 2015 performance ranged from approximately 45% to 85% of base salary.

Long-Term Incentives. On September 23, 2014, the Board of Directors approved and adopted a long-term compensation plan, the Alta Mesa Holdings, LP Performance Appreciation Rights Plan (the “PARs Plan”), as amended and restated effective September 24, 2014, to provide long term incentive compensation to key employees and consultants who make significant contributions to us to align our employees with our long term performance. The PARs Plan is administered by the Board of Directors, which determines from time to time which participants will participate in the PARs Plan, the number of PARs to be granted to each participant, the stipulated initial designated value (“SIDV”) of each PAR, the designated value of each PAR as of its valuation date, the vesting schedule of each PAR, and any other terms and conditions of the PAR award. Under the PARs Plan, there are special provisions for valuation and payment of a vested PAR award in the event of a Liquidity Event, which is generally defined as follows: an event that (a) satisfies the definition of “change in control” under Section 409A of the Code (“Section 409A”) and (b) is (i) a sale of the all of the assets of High Mesa, (ii) a disposition of all of the equity securities of High Mesa, (iii) an initial public offering of the equity securities of High Mesa or any of its subsidiaries that hold all or substantially all of the assets or (iv) a public offering resulting in gross proceeds of at least $300 million provided that such event also qualifies as a change in control event under Section 409A.  The value of the accelerated PARs that vested upon the closing of the business combination was approximately $10.6 million.  We will not issue any additional PARs following the closing of the business combination.

A total of 1,000,000 PARs are available for grants to participants under the PARs Plan. The aggregate designated value of all 1,000,000 PARs is approximately equal to 10% of the fair market value of the aggregate interests of all the Class A members in the Company.

Absent an intervening Liquidity Event, payment of a PAR award is made on the fixed determination date elected in advance by the recipient of the PAR award, with such fixed determination date occurring no earlier than April 1 of the fifth year following the year of the grant and no later than ten years from the grant date. All payments made under the PARs Plan in any year are subject to a floating annual cap on the amount of all PAR awards paid under the PARs Plan in a given year (the “Annual Cap”). The Annual Cap is equal to 2.5% multiplied by the fair market value of the aggregate interests of all the Class A members in the Company minus $400 million.  If the Annual Cap applies in a year, the amount payable to a PAR award holder on the fixed determination date is his pro-rata amount of the aggregate payments to be made on that date as adjusted for the amount of Annual Cap remaining for that year. Any amounts in excess of the Annual Cap are paid in the next following year, again subject to the Annual Cap.

Upon the occurrence of a payment event, the participant will be entitled to receive a cash amount equal to the increase, if any, between the SIDV of the PAR as of its grant date and the designated value of the PAR as of its payment valuation date. No PARs will be settled in shares; rather, all PAR exercises will be settled solely in cash. Participants will have no rights whatsoever as an equity holder of our Company or of a subsidiary in respect of any PARs.

In 2017 and 2016, the Board awarded 20,000 PARs and 15,000 PARs, respectively, to David Murrell.  The SIDV of the 20,000 PARs and 15,000 PARs granted is $40 per unit and vests over a five-year period.  In 2016, the Board awarded 60,000 PARs to

Michael A. McCabe and 40,000 PARs to Homer “Gene” Cole, respectively.  The SIDV of the awards are $40 per unit and vests over a five-year period.  Payout of the 2017 and 2016 PARs is based on the increase of the designated value of the PARs over the SIDV of the PARs as determined at the earlier of a Liquidity Event or at a fixed determination date which is generally at least five years from the grant date of the award.  In 2015, no PARs were awarded to any of the NEOs.

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

Nonqualified Deferred Compensation. We established a nonqualified deferred compensation plan in 2013, the Alta Mesa Holdings, L.P. Supplemental Executive Retirement Plan (the “Retirement Plan”), to provide additional flexibility and tax planning advantages to our senior executives and other key highly compensated employees.  The terms of such contributions may include a specified vesting schedule, intended to encourage continuous service to us.  If no schedule is specified with the award, the Retirement Plan provides for vesting based on years of service, with full vesting at three years.  Participants will receive a distribution of vested funds from the Retirement Plan in accordance with the distribution schedule established when the contributions are elected or awarded, with the option of deferring for a fixed time period or until separation from service.  On January 1, 2017, we made an elective employer contribution to be credited to the accounts of Messrs. Chappelle, Ellis, McCabe, Murrell and Cole in the amounts of $1.6 million, $0.7 million, $0.6 million, $0.3 million and $0.5 million, respectively.  The Board of Directors elected to make this contribution subject to a five-year vesting schedule, with 20% vested each subsequent year, with the exception of Messrs. Murrell and Cole, with none vested in year one and 25% vested each subsequent year beginning in year two of the five-year vesting schedule.

Other Compensation. As part of his employment agreement, we provided Mr. McCabe an apartment near our headquarters and paid his commuting expenses to and from his permanent home to Houston, Texas. In March 2017, Mr. McCabe moved his permanent residence to Houston, Texas.  Such housing and commuting expense prior to his permanent move totaled approximately $30,652 in 2017.  Prior to Mr. McCabe’s permanent move, we agreed to provide these benefits to Mr. McCabe because our Board believed it was necessary to retain Mr. McCabe’s services despite the fact that his permanent residence was outside of the Houston, Texas area. The Board of Directors considered the value of this additional compensation in evaluating Mr. McCabe’s total compensation package.

How Elements of Our Compensation Program are Related to Each Other

We view the various components of compensation as related but distinct and emphasizes “pay for performance” with a portion of total compensation reflecting a risk aspect tied to our financial and strategic goals. We determine the appropriate level for each compensation component based in part, but not exclusively, on our view of internal equity and consistency, and other considerations we deem relevant, such as rewarding extraordinary performance.

Assessment of Risk

Our Board of Directors takes risk into account when making compensation decisions and has concluded that the executive compensation program as it is currently structured does not encourage excessive risk or unnecessary risk-taking.

Accounting and Tax Considerations

Under the PARs Plan, participants are granted PARs with a SIDV.  The PARs vest over time (as specified in each grant, typically five years) and entitle the owner to receive a cash amount equal to the increase, if any, between SIDV and the designated value of the PAR on the payment valuation date.  The payment valuation date is the earlier of a Liquidity Event (as defined in the PARs Plan), but generally can be construed in accordance with the meaning of the term “change in control event” or as a fixed determination date selected by the participant, which is no earlier than within the fifth year from the end of the year containing the grant date.  In the case of a Liquidity Event, the designated value of all PARs is to be based on the net sale proceeds (as defined in the PARs Plan) resulting from the Liquidity Event.  After any payment valuation date, vested PARs expire regardless of whether or not there is a payment relating thereto.  We consider the possibility of payment at a fixed determination date absent the occurrence of a Liquidity Event to be remote as liquidity has not yet occurred.  Therefore, we have not provided any amount for this contingent liability in our consolidated financial statements at December 31, 2017 or 2016.  The closing of the business combination resulted in payments to the holders of the PARs. The value of the accelerated PARs that vested upon the closing of the business combination was approximately $10.6 million.  We will not issue any additional PARs following the closing of the business combination.

Section 162(m) of the Code. Generally, Section 162(m) of the Code disallows a tax deduction to any publicly-held corporation for individual compensation in excess of $1.0 million paid in any taxable year to certain of our current or former executive officers. As we were not publicly traded during 2017, our Board of Directors and compensation committee did not take the deductibility limit imposed by Section 162(m) into consideration in setting compensation.

We reserve the right to use our judgment to authorize compensation payments that do not comply with the exemptions in Section 162(m) when we believe that such payments are appropriate and in the best interest of the stockholders, after taking into consideration changing business conditions or the executive’s individual performance and/or changes in specific job duties and responsibilities.

Section 409A of the Code. We have structured our compensation program in a manner intended to comply with Section 409A. If an employee is entitled to nonqualified deferred compensation benefits that are subject to Section 409A, and such compensation does not comply with Section 409A, then the benefits are generally taxable to the extent they are not subject to a substantial risk of forfeiture. In such case, the employee is subject to regular federal income tax, interest and an additional federal income tax of 20% of the benefits includible in income.

Summary Compensation

The following table summarizes, with respect to our NEOs, information relating to the compensation earned for services rendered in all capacities during the fiscal years ended December 31, 2017, 2016 and 2015. None of the NEOs participate in a defined benefit pension plan.

				All Other
Name and Principal Position:	Year	Salary	Bonus (1)	Compensation (7)		Total

Harlan H. Chappelle	2017	$485,000	$—	$1,614,741	(2)	$2,099,741
President, Chief Executive Officer	2016	$485,000	$—	$1,423,656	(2)	$1,908,656
	2015	$485,000	$—	$42,555	(2)	$527,555

Michael E. Ellis	2017	$485,000	$—	$733,742	(3)	$1,218,742
Chief Operating Officer, Vice President of	2016	$485,000	$—	$900,280	(3)	$1,385,280
Engineering and Chairman of the Board	2015	$485,000	$300,000	$20,423	(3)	$805,423

Michael A. McCabe	2017	$435,000	$—	$619,218	(4)	$1,054,218
Vice President, Chief Financial Officer	2016	$435,000	$—	$847,348	(4)	$1,282,348
	2015	$435,000	$300,000	$126,095	(4)	$861,095

David Murrell	2017	$360,000	$—	$316,904	(5)	$676,904
Vice President of Land and Business Development	2016	$360,000	$—	$294,163	(5)	$654,163
	2015	$360,000	$175,000	$14,819	(5)	$549,819

Homer "Gene" Cole	2017	$350,000	$—	$536,965	(6)	$886,965
Vice President, Chief Technical Officer	2016	$344,230	$—	$479,949	(6)	$824,179
	2015	$300,000	$250,000	$20,371	(6)	$570,371

(1)	Bonuses for 2017 have not yet been determined.
(2)

Mr. Chappelle’s other compensation for the year ended December 31, 2017 consists of $1,581,250 in an elective contribution made by us to his Retirement Plan account, $11,192 in his matching funds to his 401(k) account, $18,825 in auto expenses, and approximately $3,474 for club membership.  Mr. Chappelle’s other compensation for the year ended December 31, 2016 consists of $1,375,000 in an elective contribution made by us to his Retirement Plan account, $11,192 in his matching funds to his 401(k) account, $32,827 in auto expenses, and approximately $4,637 for club membership. Mr. Chappelle’s other compensation for the year ended December 31, 2015 consists of $8,954 in his matching funds to his 401(k) account, $30,131 in auto expenses, and approximately $3,470 for club membership.

(3)

Mr. Ellis’ other compensation for the year ended December 31, 2017 consists of $706,250 in an elective contribution made by us to his Retirement Plan account, $13,250 in matching funds to his 401(k) account and $14,242 in auto expenses.  Mr. Ellis’ other compensation for the year ended December 31, 2016 consists of $875,000 in an elective contribution made by us to his Retirement Plan account, $13,250 in matching funds to his 401(k) account and $12,030 in auto expenses.    Mr. Ellis’ other compensation for the year ended December 31, 2015 consists of $10,600 in matching funds to his 401(k) account and $9,823 in auto expenses.

(4)

For the year ended December 31, 2017, Mr. McCabe’s other compensation consists of $562,500 in an elective contribution made by us to his Retirement Plan account, $11,042 in matching funds to his 401(k) account, $13,273 in auto expenses and $30,652 in travel and living expenses, which includes $28,384 for an apartment in Houston, Texas and $2,268 for travel, which consists primarily of airfare and the parking.  In March 2017, Mr. McCabe moved his permanent residence to Houston, Texas.  The Company paid $101,040 for relocation expenses.  In 2014, an elective employer contribution was made for the account of Mr. McCabe for $3,000,000 that was fully vested and distributed in 2017.  For the year ended December 31, 2016, Mr. McCabe’s other compensation consists of $750,000 in an elective contribution made by us to his Retirement Plan account, $8,270 in matching funds to his 401(k) account, and $89,078 in travel and living expenses, which includes $41,735 for an apartment in Houston, Texas and $47,343 for travel, which consists primarily of airfare and the cost of a leased car and parking.  For the year ended December 31, 2015, Mr. McCabe’s other compensation consists of $8,319 in matching funds to his 401(k) account, and $117,776 in travel and living expenses, which includes $41,049 for an apartment in Houston, Texas and $76,727 for travel, which consists primarily of airfare and the cost of rental cars and parking.

(5)

Mr. Murrell’s other compensation for the year ended December 31, 2017 consists of $300,000 in an elective contribution made by us to his Retirement Plan account, $13,500 in matching funds to his 401(k) account, and $3,404 in auto expense.  Mr. Murrell’s other compensation for the year ended December 31, 2016 consists of $275,000 in an elective contribution made by us to his Retirement Plan account, $13,250 in matching funds to his 401(k) account, and $5,913 in auto expense.  Mr. Murrell’s other compensation for the year ended December 31, 2015 consists of $10,600 in matching funds to his 401(k) account and $4,219 in auto expense.
(6)

Mr. Cole’s other compensation for the year ended December 31, 2017 consists of $500,000 in an elective contribution made by us to his Retirement Plan account, $13,500 in matching funds to his 401(k) account, $17,724 in auto expense and $5,741 for club membership.    Mr. Cole’s other compensation for the year ended December 31, 2016 consists of $450,000 in an elective contribution made by us to his Retirement Plan account, $13,250 in matching funds to his 401(k) account and $16,699 in auto expense.    Mr. Cole’s other compensation for the year ended December 31, 2015 consists of $9,692 in matching funds to his 401(k) account and $10,679 in auto expense.

(7)

In 2017 and 2016, the Board awarded 20,000 PARs and 15,000 PARs, respectively, to Mr. Murrell.  The SIDV of the 20,000 PARs and 15,000 PARs granted is $40 per unit and vests over a five-year period.  In 2016, the Board awarded 60,000 PARs to Mr. McCabe and 40,000 PARs to Mr. Cole, respectively.  The SIDV of the awards are $40 per unit and vests over a five-year period.  Payout of the 2017 and 2016 PARs is based on the increase of the designated value of the PARs over the SIDV of the PARs as determined at the earlier of a Liquidity Event or at a fixed determination date which is generally at least five years from the grant date of the award.  In 2015, no PARs were awarded to any of the NEOs.

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

Mr. McCabe’s employment agreement also provides that he is allowed to work from his residence in Massachusetts as well as in our Houston office so long as he is capable of performing his duties assigned to him. In his employment agreement, we also agree to provide Mr. McCabe with suitable housing (or a housing allowance) and an automobile or reimbursement for the lease of an automobile while he is in Houston, Texas.  In March 2017, Mr. McCabe moved his permanent residence to Houston, Texas.

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

Grants of Plan-Based Awards for Fiscal Year 2017

There were no grants of plan-based awards to our NEOs during the fiscal year ended December 31, 2017.

Outstanding Equity Awards Value at 2017 Fiscal Year-End

There were no outstanding equity awards for our NEOs as of December 31, 2017.

Option Exercises and Equity Awards Vested for Fiscal Year 2017

There were no exercises of equity awards and no vesting of equity awards for our NEOs during fiscal 2017.

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

The following table shows each NEOs accumulated benefits under our nonqualified deferred compensation plans for 2017.

NONQUALIFIED DEFERRED COMPENSATION
	Aggregate					Aggregate	Aggregate
	Balance at	Executive	Company		Aggregate	Withdrawals /	Balance at
	December 31,	Contributions	Contributions		Earnings	Distributions	December 31,
Name	2016 ($)	in 2017 ($)	in 2017 ($) (a)		in 2017 ($)	during 2017 ($)	2017 ($) (b)
Harlan H. Chappelle	$1,375,000	$—	$1,581,250	(c)	$—	$—	$2,956,250
Michael E. Ellis	875,000	—	706,250	(c)	—	—	1,581,250
Michael A. McCabe	3,750,000	—	562,500	(c)	—	(3,000,000)	1,312,500
David Murrell	600,000	—	300,000	(d)	—	—	900,000
Homer "Gene" Cole	950,000	—	500,000	(d)	—	—	1,450,000

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

In 2017, no amounts of salary or bonus were elected to be deferred under the Retirement Plan by any NEO.  In 2017, we made elective employer contributions to the accounts for all of our NEOs.  The Board of Directors elected to make the contributions for Messrs. Chappelle, Ellis, and McCabe subject to a five-year vesting schedule, with 20% vested each subsequent year.  The contributions for Messrs. Murrell and Cole were subject to a five-year vesting schedule, with zero vested in year one and 25% vested each subsequent year beginning in year two of the five-year vesting period.  In 2014, one elective employer contribution was made for the account of Mr. McCabe.  The elective contribution was fully vested and distributed in 2017 in accordance with the terms of the Retirement Plan.

As of fiscal year end 2017, we considered the possibility of payment with respect to outstanding PARs absent the occurrence of a Liquidity Event to be remote as liquidity has not yet occurred. Therefore, no accumulated benefits under the PARs Plan for 2017 has been included. For a description of the PARs Plan, please see the section above entitled “How We Determine Each Element of Compensation—Long-Term Incentives.

Termination of Employment and Change–in–Control Provisions

Messrs. Chappelle, Ellis, McCabe and Murrell are parties to employment agreements that provide them with post–termination benefits in a variety of circumstances. The amount of compensation payable in some cases may vary depending on the nature of the termination, whether as a result of retirement/voluntary termination, involuntary not–for–cause termination, termination following a change of control and in the event of disability or death of the executive. The discussion below describes the varying amounts payable in each of these situations. It assumes, in each case, that the officer’s termination was effective as of December 31, 2017. In presenting this disclosure, we describe amounts earned through December 31, 2017 and, in those cases where the actual amounts to be paid out can only be determined at the time of such executive’s separation from us, we estimate the amounts which would be paid out to the executives upon their termination.

Provisions under the Employment Agreements

Under the employment agreements, if the executive’s employment with us terminates, the executive is entitled to unpaid salary for the full month in which the termination date occurred. However, if the executive is terminated for cause, the executive is only entitled to receive accrued but unpaid salary through the termination date. In addition, if the executive’s employment terminates, the executive is entitled to unpaid vacation days for that year which have accrued through the termination date, reimbursement of reasonable business expenses that were incurred but unpaid as of the termination date, a pro rata portion of the annual bonus for that year and COBRA coverage as required by law. Salary and accrued vacation days are payable in cash lump sum less applicable withholdings. Business expenses are reimbursable in accordance with normal procedures.  Additionally, upon termination of employment for any reason, the executive will become 100% fully vested in (1) the unvested portion of any outstanding equity grants held by the executive as of his termination date, and (2) any unvested amounts accrued under any nonqualified deferred compensation or incentive plan or program in which the executive was participating as of his termination date. We expect that the employment agreements will be amended in connection with Closing to remove this accelerated vesting provision.

If the executive’s employment is involuntarily terminated by us (except for cause or due to the death of the executive) or if the executive’s employment is terminated due to disability or retirement or by the executive for good reason, we are obligated to pay as additional compensation an amount in cash equal to two years, of the executive’s base salary in effect as of the termination date or 18 months’ base salary for Mr. Murrell and two times the annual bonus paid to the executive in the prior year.  Assuming termination as of December 31, 2017, for both Messrs. Chappelle and Ellis, the termination benefit would have been $970,000; for Mr. McCabe, $870,000; and for Mr. Murrell, $540,000. In addition, all vested amounts in the executive’s account balance under the Retirement Plan would be distributed in accordance with the Retirement Plan.  Assuming termination as of December 31, 2017, Mr. Chappelle, Mr. Ellis, Mr. McCabe and Mr. Murrell would have received a distribution of $866,250, $491,250, $412,500 and $393,750, respectively.  Our executives are each entitled under their employment agreements to continued group health plan coverage following the termination date for the executive and the executive’s eligible spouse and dependents for the maximum period for which such qualified beneficiaries are eligible to receive COBRA coverage.  For the first twelve months of COBRA coverage, the executive shall not be required to pay more for COBRA coverage than officers who are then in active service for us and receiving coverage under the plan. Assuming termination as of December 31, 2017, for each of Messrs. Chappelle, Ellis, McCabe, and Murrell, this amount would have been $12.00 to each. Our total cost of providing this benefit would have been $20,830 for Mr. Chappelle, $30,422 for Mr. Ellis, $9,510 for Mr. McCabe, and $20,830 for Mr. Murrell.

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

“Retirement” means the termination of the executive’s employment for normal retirement at or after attaining age 70, provided that the executive has been an active employee with us for at least five years.

The employment agreements do not separately provide for benefits upon a change of control.

The Retirement Plan generally defines “cause” in the same manner as above for the employment agreements.  Under the terms of the Retirement Plan, separation from service for any reason other than cause would result in a distribution event for the participant’s vested account balance.  The terms of the Retirement Plan also include provisions whereby each participant’s account balance becomes immediately fully vested if the participant (i) is terminated during the first year after a change in control event for any reason other than cause or (ii) terminates due to death or disability.  Normal retirement age is defined under the Retirement Plan as 65 years of age.

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

Compensation of Executive Officer and Directors after the Business Combination

Employment Agreements, Annual Base Salaries and Target Bonuses

AMR’s Board approved an annual base salary for Mr. Hackett of $520,000, effective on the Closing Date, and a target annual bonus amount under an annual performance bonus program for 2018 of 95% of his annual base salary.

In addition, on the Closing Date, AMR, Alta Mesa and Alta Mesa Services entered into new employment agreements with each of Messrs. Chappelle, Ellis, McCabe, Cole, Murrell and Smith. The employment agreements supersede each executive’s previous employment agreement with Alta Mesa and are for terms of three years (or two years for Mr. Smith).

Mr. Chappelle’s employment agreement entitles him to receive an annual base salary of $830,000 and to participate in an annual performance bonus program with a target bonus award determined by AMR’s Board. For 2018, Mr. Chappelle’s target annual bonus amount under this program will be 125% of his annual base salary. Mr. Chappelle is also entitled to receive an annual physical and reimbursement of up to $5,000 per year for tax planning services. If AMR terminates Mr. Chappelle’s employment without cause or he resigns for good reason, within the meaning of and under his employment agreement, Mr. Chappelle will be entitled to receive (i) a prorated annual bonus for the year of termination, determined based on satisfaction of performance criteria prorated for the partial performance period, (ii) full accelerated vesting of all AMR equity awards that are subject to time-based vesting, accelerated vesting of any AMR equity awards that are subject to performance-based vesting at the target level of performance and full accelerated vesting of any nonqualified deferred compensation account balance or benefit, (iii) a lump-sum payment equal to the sum of $40,000 for outplacement services, two years of his annual base salary and two times the greater of his target annual bonus and the annual bonus paid to him for the prior year and (iv) payment for up to 18 months of his premiums for continued coverage in AMR’s group health plans and, thereafter, continued participation in AMR’s group health plans at his cost for up to an additional 18 months. Mr. Chappelle is also entitled to receive the amounts under clauses (i), (iii) and (iv) of the preceding sentence if his employment terminates due to his death or disability, under and within the meaning of his employment agreement. If Mr. Chappelle’s qualifying employment termination occurs during the twenty-one months following a change in control (within the meaning of the employment agreement) or, only in the case of termination without cause or resignation for good reason, during the three months prior to a change in control and is demonstrated to be in connection with the change in control, then in addition to the foregoing payments and benefits, Mr. Chappelle will be entitled to an additional lump-sum payment equal to the sum of one year of his annual base salary and one times the greater of his target annual bonus and the annual bonus paid to him for the prior year. Mr. Chappelle’s right to receive termination payments and benefits, other than a prorated annual bonus for the year of termination, is conditioned upon his executing a general release of claims in our favor. Mr. Chappelle has also agreed to refrain from competing with AMR or soliciting its customers or employees during and for a period of 12 months following his employment with AMR.

The employment agreements for Messrs. Ellis, McCabe, Cole, Murrell and Smith entitle them to receive annual base salaries of $520,000, $450,000, $450,000, $360,000, and $270,000, respectively, and to participate in an annual performance bonus program with a target bonus award determined by AMR’s Board. For 2018, Mr. Ellis’s, Mr. McCabe’s and Mr. Cole’s target annual bonus amounts under this program will be 95% of their respective annual base salaries, and Mr. Murrell’s and Mr. Smith’s target annual bonus amounts under this program will be 65% of their respective annual base salaries. Each of Messrs. Ellis, McCabe, Cole, Murrell and Smith is also entitled to receive an annual physical and reimbursement of up to $5,000 per year for tax planning services. If AMR terminates Mr. Ellis’s, Mr. McCabe’s, Mr. Cole’s, Mr. Murrell’s or Mr. Smith’s employment without cause or he resigns for good reason, within the meaning of and under his employment agreement, he will be entitled to receive (i) a prorated annual bonus for the year of termination, determined based on satisfaction of performance criteria prorated for the partial performance period, (ii) full accelerated vesting of all AMR equity awards that are subject to time-based vesting, accelerated vesting of any AMR equity awards that are subject to performance-based vesting at the target level of performance and full accelerated vesting of any nonqualified deferred compensation account balance or benefit, (iii) a lump-sum payment equal to the sum of $24,000 (or $20,000 for Mr. Smith) for outplacement services, 18 months (or 12 months for Mr. Smith) of his annual base salary and 1.5 times (or one times for Mr. Smith) the greater of his target annual bonus and the annual bonus paid to him for the prior year and (iv) payment for up to 18 months of his premiums for continued coverage in AMR’s group health plans and, thereafter, for Messrs. Ellis, McCabe, Cole and Murrell, continued participation in AMR’s group health plans at his cost for up to an additional 6 months. Messrs. Ellis, McCabe, Cole, Murrell and Smith would each also be entitled to receive the amounts under clauses (i), (iii) and (iv) of the preceding sentence if his employment terminates due to death or disability, under and within the meaning of his employment agreement. If Mr. Ellis’s, Mr. McCabe’s, Mr. Cole’s, Mr. Murrell’s or Mr. Smith’s qualifying termination of employment occurs during the fifteen months following a change in control (within the meaning of his employment agreement) or, only in the case of termination without cause or resignation for good reason, during the three months prior to a change in control and is demonstrated to be in connection with the change in control, then in addition to the foregoing payments and benefits, he will be entitled to an additional lump-sum payment equal to the sum of six months of his annual base salary and 0.5 times the greater of his target annual bonus and the annual bonus paid to him for the prior year. Mr. Ellis’s, Mr. McCabe’s, Mr. Cole’s, Mr. Murrell’s and Mr. Smith’s rights to receive termination payments and benefits, other than a prorated annual bonus for the year of termination, are conditioned upon executing a general release of claims in our favor. Each of Messrs. Ellis, McCabe, Cole, Murrell and Smith has also agreed to refrain from competing with AMR or soliciting its customers or employees during and for a period of 12 months following his employment with AMR.

The employment agreements for Messrs. Chappelle, Ellis, McCabe, Cole, Murrell and Smith further entitle them, if a termination of employment occurs during the three years (or two years for Mr. Smith) following the Closing Date, to payment for any excise taxes imposed under Section 4999 of the Internal Revenue Code as a result of a change in control (within the meaning of their respective employment agreements) other than the business combination plus an additional amount that puts the executive in the same after-tax position he would have been absent the imposition of excise taxes under Section 4999 of the Internal Revenue Code.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of March 28, 2018 the limited partnership interests in Alta Mesa beneficially owned by:

•	all persons who, to the knowledge of our management team, beneficially own more than 5% of our outstanding limited partnership interests;
•	each current director of AMH GP;
•	each executive officer of AMH GP named in the Summary Compensation Table; and
•	all current directors and executive officers of AMH GP as a group.

Percentage
of Units
Beneficially
Name of Beneficial Owner (1)	Owned
Certain Beneficial Owners
SRII Opco, LP (2)	100.0%
SRII Opco GP, LLC (3)	—
Alta Mesa Resources, Inc. (4)	44.2%
High Mesa Holdings, LP (5)	35.1%
HPS Investment Partners, LLC (6)	8.5%
Riverstone VI Alta Mesa Holdings, LP (7)	5.2%
Officers and Directors
James T. Hackett	—
Harlan H. Chappelle	—
Michael E. Ellis (5)	—
Michael A. McCabe	—
David Murrell	—
Homer "Gene" Cole	—
Ronald J. Smith	—
Directors and principal officers as a group (7 persons)	—

(1)

Unless otherwise indicated, each of the persons listed in the table may be deemed to have solve voting and dispositive power with respect to such shares and the address for all beneficial owners in this table is at 15021 Katy Freeway, Suite 400, Houston, Texas 77094.

(2)

SRII Opco LP owns 100% of the economic interests in Alta Mesa and AMH GP. BCE-AMH Holdings, LLC, BCE-MESA Holdings, LLC, Mezzanine Partners II Delaware Subsidiary, LLC, Offshore Mezzanine Partners Master Fund II, L.P., Institutional Mezzanine Partners II Subsidiary, L.P., AP Mezzanine Partners II, L.P., The Northwestern Mutual Life Insurance Company, The Northwestern Mutual Life Insurance Company For its Group Annuity Separate Account, Northwestern Mutual Capital Strategic Equity Fund III, LP, KCK-AMIH, Ltd., United Insurance Company of America, Jade Real Assets Fund, L.P., Michael E. Ellis and Harlan H. Chappelle (collectively, the “Existing Owners”) own a 10% non-voting interest in AMH GP. The Existing Owners and AMH GP are parties to a voting agreement with SRII Opco LP pursuant to which the Existing Owners agreed to vote their interests in AMH GP as directed by SRII Opco LP and appoint SRII Opco LP as their respective proxy and attorney-in-fact with respect to any voting matters related to their respective interests in AMH GP.

(3)	SRII Opco GP, LLC owns a non-economic general partner interest in SRII Opco, LP.
(4)	Alta Mesa Resources, Inc. owns a 44.2% limited partnership interest in SRII Opco, LP and 100% of SRII Opco GP, LLC.
(5)

The sole general partner of High Mesa Holdings, LP (the “Alta Mesa Contributor”) is High Mesa Holdings GP, LLC (“High Mesa GP”). High Mesa, Inc. (“High Mesa”) holds a majority of the outstanding limited partner interests in the Alta Mesa Contributor and all of the outstanding limited liability company interests in High Mesa GP. The interests of the Alta Mesa Contributor are beneficially owned (either directly or through interests in High Mesa) by three groups, each consisting of affiliated parties: (i) AM MME Holdings, LP, Galveston Bay Resources Holdings, LP, Petro Acquisitions Holdings, LP, Petro Operating Company Holdings, Inc., Harlan H. Chappelle, Gene Cole, Mike McCabe, Dale Hayes, AM Equity Holdings, LP and MME Mission Hope, LLC (collectively, the “Management Holders”), (ii) HPS Investment Partners, LLC, Mezzanine Partners II Delaware Subsidiary, LLC, Offshore Mezzanine Partners Master Fund II, L.P., Institutional Mezzanine Partners II Subsidiary, L.P., AP Mezzanine Partners II, L.P., The Northwestern Mutual Life Insurance Company, The Northwestern Mutual Life Insurance Company for its Group Annuity Separate Account, Northwestern Mutual Capital Strategic Equity Fund III, LP, KCK-AMIH, Ltd. and United Insurance Company of America, Jade Real Assets Fund, L.P. (collectively, the “HPS Alta Mesa Holders”) and (iii) Bayou City Energy Management, LLC, BCE-MESA Holdings, LLC, and BCE-AMH Holdings, LLC (collectively, the “Bayou City Holders”). Mr. Ellis (who is our Chief Operating Officer—Upstream), through his ownership in AM MME Holdings, LP, Galveston Bay Resources Holdings, LP, Petro Acquisitions Holdings, LP, Petro Operating Company Holdings, Inc. and AM Equity Holdings, LP, will effectively control the vote of the Management Holders, and as a result, may be deemed to beneficially own the limited partnership interests in Alta Mesa beneficially owned by each such entity. William W. McMullen, through his ownership of the Bayou City Holders may be deemed to beneficially own the shares beneficially owned by the Bayou City Holders. Mr. Ellis, Mr. McMullen, the Management Holders, the HPS Alta Mesa Holders and the Bayou City Holders disclaim beneficial ownership of the shares of the Alta Mesa Contributor and the other Alta Mesa Contributor holders except to the extent of their respective pecuniary interests therein.

(6)

HPS Investment Partners, LLC manages each of Mezzanine Partners II Delaware Subsidiary, LLC, KFM Offshore, LLC, KFM Institutional, LLC, AP Mezzanine Partners II, L.P. and Jade Real Assets Fund, L.P., which collectively directly own approximately 8.45% of the limited partner interests in SRII Opco LP. The business address of each of these entities is c/o HPS Investment Partners, LLC, 40 West 57th street 33rd Floor, New York, NY 10019.

(7)

David M. Leuschen and Pierre F. Lapeyre, Jr. are the managers of Riverstone Management Group, L.L.C. (“Riverstone Management”), which is the general partner of Riverstone/Gower Mgmt Co Holdings, L.P. (“Riverstone/Gower”), which is the sole member of Riverstone Holdings LLC (“Holdings”), which is the sole shareholder of Riverstone Energy GP VI Corp, which is the managing member of Riverstone Energy GP VI, LLC (“Riverstone Energy GP’”) which is the general partner of Riverstone Energy Partners VI, L.P., which is the general partner of AMR Partners, the manager of AMR Partners-U and the managing member of Riverstone Energy VI Holdings GP, LLC, which is the general partner of the Riverstone Contributor. Riverstone Energy GP is managed by a managing committee consisting of Pierre F. Lapeyre, Jr., David M. Leuschen, E. Bartow Jones, N. John Lancaster, Baran Tekkora and Robert M. Tichio. As such, each of Riverstone Energy GP, Riverstone Energy GP VI Corp, Holdings, Riverstone/Gower, Riverstone Management, Mr. Leuschen and Mr. Lapeyre may be deemed to have or share beneficial ownership of the securities held directly by the Riverstone Contributor. Each such entity or person disclaims any such beneficial ownership. The business address of each of these entities and individuals is c/o Riverstone Holdings LLC, 712 Fifth Avenue, 36th Floor, New York, NY 10019.

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

Management Services Agreement-High Mesa

In connection with the Closing, we entered into a management services agreement (the “High Mesa MSA”) with High Mesa. Under the High Mesa MSA, during the 180-day period following the Closing (the “Initial Term”), we will provide certain administrative, management and operational services necessary to manage the business of High Mesa and its subsidiaries (the “Services”), in each case, subject to and in accordance with an approved budget. Thereafter, the High Mesa MSA shall automatically renew for additional consecutive 180-day periods (each a “Renewal Term”), unless terminated by either party upon at least 90-days written notice to the other party prior to the end of the Initial Term or any Renewal Term. For a period of 60 days following the expiration of the term, we are obligated to assist High Mesa with the transition of the Services from us to a successor service provider. As compensation for the Services, including during any transition to a successor service provider, High Mesa will pay us each month (i) a management fee of $10,000, (ii) an amount equal to our costs and expenses incurred in connection with providing the Services as provided for in the approved budget and (iii) an amount equal to our costs and expenses incurred in connection with any emergency.

We are obligated to provide the Services in accordance with reasonable and prudent practices, as relevant to the Services, of the oil and gas industry, and in material compliance with all applicable laws; provided that we will only be liable under the High Mesa MSA for our own gross negligence, willful misconduct and/or fraud. We are only obligated to provide the Services under the High Mesa MSA to the extent that High Mesa has provided the funds necessary to undertake such Services.

Under the High Mesa MSA, High Mesa will have customary audit rights that will survive the termination or expiration of the High Mesa MSA. Each of High Mesa and us will have rights to terminate the High Mesa MSA prior to the expiration of the term (i) in the event of a sale or change of control of the other party, (ii) following an event related to bankruptcy of either party or (iii) following the other party’s material breach. In addition, High Mesa will have the right to terminate the High Mesa MSA prior to the expiration of the term upon a sale or change of control of High Mesa.

Management Services Agreement-Kingfisher

In connection with the Closing, we entered into a management services agreement (the “Kingfisher Agreement”) with Kingfisher. Under the Kingfisher Agreement, we will provide certain administrative, management and operational services necessary to manage the business of Kingfisher and its subsidiaries (the “Services”). As compensation for the Services, Kingfisher will pay us each month (i) a management fee of $10,000 and (ii) an amount equal to our costs and expenses incurred in connection with providing the Services.

We are obligated to provide the Services in accordance with reasonable and prudent practices, as relevant to the Services, of the oil and gas industry, and in material compliance with all applicable laws; provided that we will only be liable under the Kingfisher

Agreement for our own gross negligence, willful misconduct and/or fraud. Under the Kingfisher Agreement, Kingfisher will have customary audit rights that will survive the termination or expiration of the Kingfisher Agreement. See Note 19 — Subsequent Events for further details on the management services agreement

Pre-Closing Assignment Agreement

Prior to the Closing, we entered into the Assignment Agreement to transfer to the Alta Mesa Contributor our remaining non-STACK assets pursuant to the terms of the Alta Mesa Contribution Agreement, and the subsidiaries of the Alta Mesa Contributor agreed to indemnify us for any losses relating to employment, environmental and tax liabilities of such non-STACK assets.

Voting Agreement

Certain existing owners of the Company, including Mr. Chappelle, Mr. Ellis and certain affiliates of Bayou City and Highbridge, own an aggregate 10% voting interest in AMH GP and will continue to own such interest following the Closing. These existing owners were a party to a voting agreement with the AM Contributor and AMH GP, pursuant to which they have agreed to vote their interests in AMH GP as directed by the AM Contributor. In connection with the Closing, the parties amended and restated the voting agreement to include SRII Opco LP as a party and the existing owners agreed to vote their interests in AMH GP as directed by SRII Opco LP and appoint SRII Opco LP as their respective proxy and attorney-in-fact with respect to any voting matters related to their respective interests in AMH GP. The voting agreement will continue in force until SRII Opco LP elects to terminate the agreement or, with respect to each existing owner individually, such existing owner no longer owns a voting interest in AMH GP.

Ownership in Us and Our General Partner

Riverstone was admitted as a limited partner in connection with its $200 million capital contribution to us on August 17, 2017, in exchange for limited partner interests in us with respect to the economic rights to the STACK assets.

During 2016, our former Class B limited partner, High Mesa Inc. contributed $300 million to us.  On December 31, 2016, High Mesa purchased from BCE and contributed interests in 24 producing wells drilled under the joint development agreement to us.  High Mesa’s equity contribution was recorded at the fair value of the wells contributed of approximately $65.7 million and included contributed cash of $11.3 million, of which $7.9 million was collected subsequent to year end in 2017.

Founder Notes

We were founded in 1987 by Mr. Ellis and we or our subsidiaries have over time entered into promissory notes to repay Mr. Ellis for contributions of working capital and other amounts. The founder notes bear interest at 10.0% paid-in-kind, mature on December 31, 2021 and are unsecured and subordinated to all of our debt. Interest and principal are payable at maturity.

The founder notes are subordinate to the paid in kind notes of our Class B limited partner. The founder notes are also subordinated to the rights of the holders of Class B units to receive distributions under our partnership agreement and subordinated to the rights of the holders of Series B preferred stock of our Class B limited partner to receive payments. The aggregate amount payable under the founder notes was $28.2 million and $27.0 million at December 31, 2017 and December 31, 2016, respectively. During the years ended December 31, 2017, 2016, and 2015, no amounts were paid in principal or interest. Interest on the founder notes payable is not compounded and amounted to $1.2 million in each of the years ended December 31, 2017, 2016 and 2015. Such amounts have been added to the balance of the founder notes.

Subsequent to the year ended December 31, 2017, the founder notes were converted into equity interests in AM Contributor immediately prior to the closing of the business combination with AMR.  See Note 11 — Long-term debt, net to the consolidated financial statements for further information.

Land Consulting Services

David Murrell, our Vice President of Land and Business Development, is the principal of David Murrell & Associates, which provides land consulting services to us. The primary employee of David Murrell & Associates is his spouse, Brigid Murrell. Services are provided at a pre-negotiated hourly rate based on actual time employed by us. Total expenditures under this arrangement for the years ended December 31, 2017, 2016, and 2015, were approximately $186,000, $146,000, and $133,000. The contract may be terminated by either party without penalty upon 30 days’ notice.

Employee and Distribution

David McClure, our Vice President of Facilities and Midstream, and the son-in-law of our CEO, Harlan H. Chappelle, received total compensation of $250,000, $425,000, and $275,000, for the years ended December 31, 2017, 2016, and 2015. Additionally, his position provides him with the use of a company vehicle, similar to our other Vice Presidents whose duties include field oversight.

David Pepper, one of our landmen, and the cousin of our Vice President of Land and Business Development David Murrell, received total compensation of $150,000, $180,000, and $146,000 for the years ended December 31, 2017, 2016, and 2015. Additionally, his position provides him with the use of a company vehicle, similar to our other landman whose duties include field oversight.

Promissory Note Receivable – Northwest Gas Processing, LLC

We entered into a promissory note receivable with our affiliate, Northwest Gas Processing, LLC (“NWGP”), effective September 29, 2017, for approximately $1.5 million.  The promissory note receivable was issued by NWGP to us and bears interest (or paid-in-kind interest from time to time) on the principal balance at a rate of 8% per annum, with interest payable in quarterly installments beginning January 1, 2018, and matures on February 28, 2019.  Interest income on the promissory note receivable from our affiliate amounted to $32,000 during the year ended December 31, 2017.  Such amounts have been added to the balance of the note receivable.  The promissory note receivable is recorded in notes receivable due from affiliate under other assets on the consolidated balance sheets.  The Company believes the promissory note to be fully collectible and accordingly has not recorded a reserve.  During the fourth quarter of 2017, the $1.5 million promissory note was transferred from NWGP to HMS.

Note Receivable – High Mesa Services, LLC

We have a note receivable due from High Mesa Services, LLC (“HMS”), a subsidiary of High Mesa.  The $8.5 million long-term note receivable, dated December 31, 2014, bears interest at 8% per annum, interest payable only in quarterly installments beginning January 1, 2015, and matures on December 31, 2019.  As of December 31, 2017 and 2016, the balance of the note receivable amounted to $10.8 million and $10.0 million, respectively.  The Company believes the promissory note to be fully collectible and accordingly has not recorded a reserve.  Interest income on the note receivable from our affiliate amounted to $0.8 million, $0.8 million and $0.7 million during the years ended December 31, 2017, 2016 and 2015, respectively.  Such amounts have been added to the balance of the note receivable.  On January 2, 2015, the receivable of $25.5 million related to the sale of our interest in a partially constructed midstream asset to our affiliate was collected. On December 31, 2015, we repurchased land originally sold to Northwest Gas Processing, LLC, a Delaware limited liability company (“NWGP”) at cost of $0.7 million.

NWGP Services Agreement

We are party to a services agreement dated January 1, 2016 with NWGP.  Pursuant to the agreement, we agree to provide administrative and management services to NWGP relating to the midstream assets.  During the year ended December 31, 2017 NWGP was billed for management services provided in the amount of approximately $0.1 million.  High Mesa owns a controlling interest in NWGP.

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

In exchange for the payment of drilling and completion costs, BCE will receive 80% of Oklahoma Energy’s working interest in each Joint Well, which interest will be reduced to 20% of Oklahoma Energy’s initial working interest upon BCE achieving a 15% internal rate of return in a tranche and further reduced to 12.5% of Oklahoma Energy’s initial interest upon BCE achieving a 25% internal rate of return. Upon the achievement of these return thresholds, the interest BCE relinquishes will automatically revert back to Oklahoma Energy. Following the completion of each Joint Well, BCE and Oklahoma Energy will bear their proportionate working interest share of all subsequent costs and expenses related to such Joint Well. The approximate dollar value of the amount involved in this transaction and Messrs. Stoner and McMullen’s interests in the joint development agreement depends on a number of factors outside Messrs. Stoner and McMullen’s control and are not known at this time. As of December 31, 2017, we recorded $23.3 million in advances from related party on our consolidated balance sheets, which represents net advances from BCE for their working interest share of the drilling and development cost as part of our joint development agreement.

Gathering Agreements

On August 31, 2015, Oklahoma Energy entered into a Crude Oil Gathering Agreement (the “Crude Oil Gathering Agreement”) and Gas Gathering and Processing Agreement (the “Gas Gathering and Processing Agreement”) with Kingfisher, which was subsequently amended on February 3, 2017, effective as of December 1, 2016.  Prior to the business combination, High Mesa owns a minority interest in KFM. Alta Mesa also indirectly owns a minimal interest in Kingfisher through its less than 10% ownership of AEM.  In connection with the business combination, Kingfisher is now a wholly owned subsidiary of SRII Opco LP.  We have committed the oil and natural gas production from our Kingfisher County acreage, not otherwise committed to others, to Kingfisher.

Under the Crude Oil Gathering Agreement and the Gas Gathering and Processing Agreement, Oklahoma Energy dedicates and delivers to Kingfisher crude oil and natural gas and associated natural gas liquids produced from present and future wells located in certain lands in Kingfisher, Logan, Canadian, Blaine and Garfield Counties in Oklahoma to designated receipt points on Kingfisher’s system for gathering and processing. The Crude Oil Gathering Agreement and Gas Gathering and Processing Agreements will remain in effect for a primary term of 15 years from the in-service date of July 1, 2016 and, after the primary term, an extended term for as long as there are wells connected to the system that continue to produce crude oil or gas in commercial (paying) quantities.

Under the Crude Oil Gathering Agreement, Kingfisher operates a crude oil gathering system for the purpose of providing gathering services to Oklahoma Energy. Kingfisher receives from Oklahoma Energy a fixed service fee per barrel of crude oil delivered. The fixed service fee consists of a fee for providing gathering services and is subject to an annual percentage increase tied to the consumer price index. Oklahoma Energy also pays Kingfisher its allocated share, if any, of the electricity consumed in the operation of the crude oil gathering system.

Under the Gas Gathering and Processing Agreement, Kingfisher operates a gas gathering and processing system for the purpose of providing gathering and processing services to Oklahoma Energy. Kingfisher provides gathering and processing services for a fixed fee. The fixed service fee consists of (i) a gathering fee assessed on the volume of gas allocated to the central receipt point, (ii) a processing fee assessed on the volume of gas allocated to the central receipt point, (iii) a dehydration fee assessed on the volume of gas allocated to the central receipt point, (iv) a compression fee for each stage of compression for any volume of gas allocated to the central receipt point and (v) a facility fee for the first four years of the agreement, at which time the facility fee is removed.  Beginning in January 2021, each fee is subject to an annual percentage increase tied to the consumer price index.  Oklahoma Energy also pays Kingfisher its allocated share, if any, of the electricity consumed in the operation of the gas gathering and processing system. Under the Gas Gathering and Processing Agreement, we have secured firm processing rights of 260 MMcf/d at the expanding Kingfisher plant.

The aggregate amounts paid under the Crude Oil Gathering Agreement and Gas Gathering and Processing Agreement depends on the volumes produced and gathered pursuant to these agreements. Under such agreements, the fees for the years ended December 31, 2017 and 2016 were $24.4 million and $7.5 million, respectively.  The plant commenced operations in the second quarter of 2016.  These fees are recorded as marketing and transportation expense in the consolidated statements of operations.  As of December 31, 2017 and 2016, we accrued approximately $2.0 million and $3.0 million as a reduction of accounts receivable on the consolidated balance sheets for fees related to marketing and transportation for the Kingfisher plant.  Oklahoma Energy entered into an agreement with Kingfisher whereby the Company made a deposit of $10.0 million on January 13, 2017 to Kingfisher to provide us with 100,000 Dth/day for firm transportation.  The deposit will be released back to us as we utilize the marketing and transportation services in 2018.

On September 21, 2016, we entered into an agreement with Kingfisher that beginning January 1, 2017 through January 31, 2022, we shall reimburse Kingfisher for 50% of any shortfall fee paid by Kingfisher to a third-party operator for any year in which the daily delivered gas volume is less than the daily gas volume committed.  As of December 31, 2017, we have accrued approximately $1.0 million payable to Kingfisher for the shortfall fee during 2017.  The amount is recorded in accounts payable from related party on the consolidated balance sheets.

Director Independence

Following the business combination, our Board of Directors consists of three members.  Because we do not have a class of securities listed on any national securities exchange, national securities association or inter-dealer quotation system, we are not required to have a board of directors comprised of a majority of independent directors under SEC rules or any listing standards. Accordingly, our Board of Directors has not made any determination as to whether the directors satisfy any independence requirements applicable to board members under the rules of the SEC or any national securities exchange, inter-dealer quotation system or any other independence definition.

Item 14. Principal Accountant Fees and Services

Our Board of Directors selected BDO USA, LLP (“BDO”), an independent registered public accounting firm, to audit our consolidated financial statements for each of the fiscal years ended December 31, 2017, 2016 and 2015. Aggregate fees for professional services rendered to us by BDO for the years ended December 31, 2017 and 2016 were as follows:

	2017	2016
Audit fees	$1,700,000	$828,412
Audit-related fees	—	14,000
Total	$1,700,000	$842,412

Audit Fees

The audit fees for the years ended December 31, 2017 and 2016, respectively, were for professional services rendered for the audits of our consolidated financial statements and review of our quarterly financial statements and services provided in connection with securities offerings and regulatory filings in connection with the business combination.

Audit-Related Fees

Audit-related fees for the year 2016 consist of fees for the audit of our 401(k) employee savings plan.

Pre-Approval Policies and Procedures

        We currently have no board committees. Our Board of Directors has adopted policies regarding the pre-approval of auditor services. Specifically, the Board of Directors approves all services to be provided by the independent public accountants at its March meeting. All additional services must be pre-approved on a case-by-case basis. Our Board of Directors reviews the actual and budgeted fees for the independent public accountants periodically at regularly scheduled board meetings. All of the services provided by BDO during fiscal 2017 and 2016 were approved by the Board of Directors.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)Documents filed as part of this report:

1.Financial Statements:

(i)Report of Independent Registered Public Accounting Firm

(ii)Consolidated Balance Sheets as of December 31, 2017 and 2016

(iii)Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2017

(iv)Consolidated Statements of Changes in Partners’ Capital for each of the years in the three-year period ended December 31, 2017

(v)Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2017

(vi)Notes to Consolidated Financial Statements

(vii)Supplemental Oil and Natural Gas Information (Unaudited)

2.Financial Statement Schedules:

(i)All schedules are omitted as they are not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.

3.Exhibits:

Exhibit Number	Description of Exhibit
2.1

Contribution Agreement, dated as of August 16, 2017, by and among High Mesa Holdings, LP, High Mesa Holdings GP, LLC, Alta Mesa Holdings, LP, Alta Mesa Holdings GP, LLC, Silver Run Acquisition Corporation II, and, solely for certain provisions therein, the Contributor Owners party thereto (incorporated by reference to Exhibit 2.1 to Alta Mesa Holdings, LP’s Form 8-K filed with the SEC on August 17, 2017 (File No. 333-173751))

3.1

Articles of Organization of Alta Mesa Holdings GP, LLC, dated September 26, 2005 (incorporated by reference from Exhibit 3.1 to Alta Mesa Holdings, LP’s registration statement on Form S-4 filed with the SEC on April 27, 2011 (File No. 333-173751)).

3.2

Sixth Amended and Restated Limited Liability Company Agreement of Alta Mesa Holdings GP, LLC, dated February 9, 2018 (incorporated by reference from Exhibit 3.2 to Alta Mesa Holdings, LP’s current report on Form 8-K filed with the SEC on February 14, 2018 (File No. 333-173751)).

3.3

Certificate of Limited Partnership of Alta Mesa Holdings, LP, dated September 26, 2005 (incorporated by reference from Exhibit 3.3 to Alta Mesa Holdings, LP’s registration statement on Form S-4 filed with the SEC on April 27, 2011 (File No. 333-173751)).

3.4

Seventh Amended and Restated Agreement of Limited Partnership of Alta Mesa Holdings, LP, dated as of February 9, 2018 (incorporated by reference from Exhibit 3.1 to Alta Mesa Holdings, LP’s current report on Form 8-K filed with the SEC on February 14, 2018 (File No. 333-173751)).

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

10.2

Eighth Amended and Restated Credit Agreement dated as of February 9, 2018 among Alta Mesa Holdings, LP, Alta Mesa Resources, Inc., the lenders party hereto from time to time, and Wells Fargo Bank, National Association, as administrative agent for such Lenders (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on February 9, 2018 by Alta Mesa Resources, Inc. (“AMR”)).

10.3

Management Services Agreement dated February 9, 2018 by and between Alta Mesa Holdings, LP and High Mesa Inc. (incorporated by reference to Exhibit 10.9 to AMR’s Current Report on Form 8-K filed with the SEC on February 9, 2018)

10.4

Amended and Restated Voting Agreement, by and among Alta Mesa Holdings GP, LLC, BCE-AMH Holdings, LLC, BCE-MESA Holdings, LLC, Mezzanine Partiers II Delaware Subsidiary, LLC, Offshore Mezzanine Partners Master Fund II, L.P., Institutional Mezzanine Partners II Subsidiary, L.P., AP Mezzanine Partners II, L.P., The Northwestern Mutual Life Insurance Company, The Northwestern Mutual Life Insurance Company For its Group Annuity Separate Account, Northwestern Mutual Capital Strategic Equity Fund III, L.P., Michael E. Ellis, Harlan H. Chappelle and SRII Opco, LP, dated as of February 9, 2018 (incorporated by reference to Exhibit 10.10 to AMR’s Current Report on Form 8-K filed with the SEC on February 9, 2018)

10.5

Employment Agreement, dated as of February 9, 2018, by and between Alta Mesa Services, LP and Harlan H. Chappelle (incorporated by reference to Exhibit 10.13 to AMR’s Current Report on Form 8-K filed with the SEC on February 9, 2018).

10.6

Employment Agreement, dated as of February 9, 2018, by and between Alta Mesa Services, LP and Michael E. Ellis (incorporated by reference to Exhibit 10.14 to AMR’s Current Report on Form 8-K filed with the SEC on February 9, 2018).

10.7

Employment Agreement, dated as of February 9, 2018, by and between Alta Mesa Services, LP and Michael A. McCabe (incorporated by reference to Exhibit 10.15 to AMR’s Current Report on Form 8-K filed with the SEC on February 9, 2018).

10.8

Employment Agreement, dated as of February 9, 2018, by and between Alta Mesa Services, LP and Homer “Gene” Cole (incorporated by reference to Exhibit 10.16 to AMR’s Current Report on Form 8-K filed with the SEC on February 9, 2018).

10.90

Employment Agreement, dated as of February 9, 2018, by and between Alta Mesa Services, LP and David Murrell (incorporated by reference to Exhibit 10.17 to AMR’s Current Report on Form 8-K filed with the SEC on February 9, 2018).

10.10

Employment Agreement, dated as of February 9, 2018, by and between Alta Mesa Services, LP and Ronald J. Smith (incorporated by reference to Exhibit 10.18 to AMR’s Current Report on Form 8-K filed with the SEC on February 9, 2018).

10.11

Management Services Agreement dated February 9, 2018 by and between Alta Mesa Holdings, LP and Kingfisher Midstream, LLC. (incorporated by reference from Exhibit 10.10 to Alta Mesa Holdings, LP’s current report on Form 8-K filed with the SEC on February 14, 2018 (File No. 333-173751))

10.15

Contribution Agreement, dated as of December 31, 2016, by and between Alta Mesa Holdings, LP and High Mesa Inc. (incorporated by reference from Exhibit 10.1 to Alta Mesa Holdings, LP’s current report on Form 8-K filed with the SEC on January 5, 2017 (File No. 333-173751)).

21.1*	Subsidiaries of the Company.
23.1*	Consent of Ryder Scott Company, L. P.
31.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
99.1*	Audit Letter by Ryder Scott Company, L.P. (SEC parameters), dated January 30, 2018.
99.2*	Audit Letter by Ryder Scott Company, L.P., Oklahoma Properties (SEC parameters), dated February 1, 2018.

* filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTA MESA HOLDINGS, L.P.

(Registrant)

By	/S/ MICHAEL A. MCCABE
Michael A. McCabe Chief Financial Officer

Dated March 29, 2018

In accordance with the Exchange Act, this report has been signed below on the 29th day of March, 2018, by the following persons on behalf of the registrant and in the capacities indicated.

	Signature	Title

By:	/s/ HARLAN H. CHAPPELLE Harlan H. Chappelle	President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ JAMES T. HACKETT James T. Hackett	Chairman of the Board, Director

By:	/s/ MICHAEL E. ELLIS Michael E. Ellis	Founder, Vice President of Engineering and Chief Operating Officer, Director

By:	/s/ MICHAEL A. MCCABE Michael A. McCabe	Vice President, Chief Financial Officer (Principal Financial Officer)

By:	/s/ RONALD J. SMITH Ronald J. Smith	Vice President, Chief Accounting Officer (Principal Accounting Officer)

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

“BOE/d.” One BOE per day

“Btu or British Thermal Unit”. The quantity of heat required to raise the temperature of one pound of water by one degree Fahrenheit.

“Completion”. The process of treating a drilled well followed by the installation of permanent equipment for the production of natural gas or oil, or in the case of a dry hole, the reporting of abandonment to the appropriate agency.

“Condensate.” A mixture of hydrocarbons that exists in the gaseous phase at original reservoir temperature and pressure, but that, when produced, is in the liquid phase at surface pressure and temperature.

“Cryogenic.” The process of using extreme cold to separate NGLs from natural gas. “DD&A”. Depreciation, depletion and amortization.

“DD&A.” Depreciation, depletion and amortization.

“Delineation.” The process of placing a number of wells in various parts of a reservoir to determine its boundaries and production characteristics.

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

“Development costs.” Costs incurred to obtain access to proved reserves and to provide facilities for extracting, treating, gathering and storing the oil and natural gas. For a complete definition of development costs, refer to the SEC’s Regulation S-X, Rule 4-10(a)(7).

“Development project.” A development project is the means by which petroleum resources are brought to the status of economically producible. As examples, the development of a single reservoir or field, an incremental development in a producing field or the integrated development of a group of several fields and associated facilities with a common ownership may constitute a development project.

“Development well”. A well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.

“Differential.” An adjustment to the price of oil, natural gas or natural gas liquids from an established spot market price to reflect differences in the quality and/or location of oil or natural gas.

“Downspacing.” Additional wells drilled between known producing wells to better exploit the reservoir. “Dry hole”. A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.

“Dry hole”. A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.

“Dry hole costs”. Costs incurred in drilling a well, assuming a well is not successful, including plugging and abandonment costs.

“Dth.” 1,000,000 Btu.

“Dth/d.” 1,000,000 Btu per day.

“DUC wells.” Drilled uncompleted wells.

“Economically producible.” The term economically producible, as it relates to a resource, means a resource which generates revenue that exceeds, or is reasonably expected to exceed, the costs of the operation.

“Enhanced recovery.” The recovery of oil and natural gas through the injection of liquids or gases into the reservoir, supplementing its natural energy. Enhanced recovery methods are often applied when production slows due to depletion of the natural pressure.

“EUR” or “Estimated ultimate recovery.” The sum of reserves remaining as of a given date and cumulative production as of that date.

“Exploitation.” A development or other project which may target proven or unproven reserves (such as probable or possible reserves), but which generally has a lower risk than that associated with exploration projects. “Exploratory well”. A well drilled to find and produce natural gas or oil reserves not classified as proved, to find a new reservoir in a field previously found to be productive of natural gas or oil in another reservoir or to extend a known reservoir.

“Exploratory well.” An exploratory well is a well drilled to find a new field or to find a new reservoir in a field previously found to be productive of oil or natural gas or in another reservoir.  Generally, an exploratory well is any well that is not a development well, an extension well, a service well or a stratigraphic test well as those items are defined by the SEC.

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

“Held by production.” Acreage covered by a mineral lease that perpetuates a company’s right to operate a property as long as the property produces a minimum paying quantity of oil or natural gas.

“Horizontal drilling”. A drilling technique used in certain formations where a well is drilled vertically to a certain depth and then drilled at a right angle within a specified interval.

“Hybrid.” A combination of Swell Packers and packer systems and sleeve systems.

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

“MBOE.” One thousand BOE.

“MBOE/d.” One thousand BOE per day. “Mcf”. One thousand cubic feet of natural gas.

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

“MMBOE.” One million BOE.

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

“Net production.” Production that is owned by us less royalties and production due others.

“Net revenue interest.” A working interest owner’s gross working interest in production less the royalty, overriding royalty, production payment and net profits interest.

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

“Perf.” To create holes in the casing to achieve communication between the wellbore and the reservoir. “Play.” A geographic area with hydrocarbon potential. “Plug.” A downhole tool that is set inside the casing to isolate the lower part of the wellbore. “Pooling.” The bringing together of small tracts or fractional mineral interests in one or more tracts to form a drilling and production unit for a well under applicable spacing rules.
“Production costs.” Costs incurred to operate and maintain wells and related equipment and facilities, including depreciation and applicable operating costs of support equipment and facilities and other costs of operating and maintaining those wells and related equipment and facilities. For a complete definition of production costs, refer to the SEC’s Regulation S-X, Rule 4-10(a)(20).

“Productive well.” A well that is found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of the production exceed production expenses and taxes.

“Proration unit.” A unit that can be effectively and efficiently drained by one well, as allocated by a governmental agency having regulatory jurisdiction.

“Prospect.” A specific geographic area which, based on supporting geological, geophysical or other data and also preliminary economic analysis using reasonably anticipated prices and costs, is deemed to have potential for the discovery of commercial hydrocarbons.

“Proved developed reserves.” Reserves that can be expected to be recovered through existing wells with existing equipment and operating methods and can be expected to be recovered through extraction technology installed and operational at the time of the reserve estimate.

“Proved properties.” Properties with proved reserves.

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

“Realized price.” The cash market price less all expected quality, transportation and demand adjustments.

“Recompletion”. The process of re-entering an existing wellbore that is either producing or not producing and completing new reservoirs in an attempt to establish or increase existing production.

“Reserve life index”. A measure of the productive life of an oil and natural gas property or a group of properties, expressed in years.

“Reserves.” Reserves are estimated remaining quantities of oil and gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering oil and gas or related substances to market, and all permits and financing required to implement the project.

“Reservoir”. A porous and permeable underground formation containing a natural accumulation of producible oil and/or natural gas that is confined by impermeable rock or water barriers and is separate from other reservoirs.

“Resources.” Quantities of oil and natural gas estimated to exist in naturally occurring accumulations. A portion of the resources may be estimated to be recoverable and another portion may be considered unrecoverable. Resources include both discovered and undiscovered accumulations.

“Royalty.” An interest in an oil and natural gas lease that gives the owner the right to receive a portion of the production from the leased acreage (or of the proceeds from the sale thereof), but does not require the owner to pay any portion of the production or development costs on the leased acreage. Royalties may be either landowner’s royalties, which are reserved by the owner of the leased acreage at the time the lease is granted, or overriding royalties, which are usually reserved by an owner of the leasehold in connection with a transfer to a subsequent owner. “Spacing”. The distance between wells producing from the same reservoir. Spacing is often expressed in terms of acres, e.g., 40-acre spacing, and is often established by regulatory agencies.

“Service well.” A well drilled or completed for the purpose of supporting production in an existing field. Specific purposes of service wells include gas injection, water injection, steam injection, air injection, salt-water disposal, water supply for injection, observation, or injection for in-situ combustion.

“Slickwater.” A common fluid in the hydraulic fracturing process made up of brackish or saline water plus a chemical additive to reduce friction to allow for high pump rates.

“Spacing” The distance between wells producing from the same reservoir. Spacing is often expressed in terms of acres, e.g., 40-acre spacing, and is often established by regulatory agencies.

“Spot market price.” The cash market price without reduction for expected quality, transportation and demand adjustments.

“STACK.” An oilfield in the eastern portion of the Anadarko Basin; STACK is an acronym describing both its location—Sooner Trend Anadarko Basin Canadian and Kingfisher County—and the multiple, stacked productive formations present in the area

“Standardized measure”. Standardized measure is the present value of estimated future net revenues to be generated from the production of proved reserves, determined in accordance with the rules and regulations of the Securities and Exchange Commission, without giving effect to non — property related expenses such as certain general and administrative expenses, debt service or depreciation, depletion and amortization and discounted using an annual discount rate of 10%. Our standardized measure includes future obligations under the Texas gross margin tax, but it does not include future federal income tax expenses because we are a partnership and are not subject to federal income taxes. Our standardized measure is the same as our PV-10 for the periods presented in this report.

“Stratigraphic test well.” A drilling effort, geologically directed, to obtain information pertaining to a specific geologic condition. Such wells customarily are drilled without the intent of being completed for hydrocarbon production. The classification also includes tests identified as core tests and all types of expendable holes related to hydrocarbon exploration. Stratigraphic tests are classified as “exploratory type” if not drilled in a known area or “development type” if drilled in a known area.

“Success rate.” The percentage of wells drilled which produce hydrocarbons in commercial quantities.

“Swell Packer.” A device run as part of the casing of the casing string that relies on elastomers to expand in the presence of formation fluids and isolate the formation at various intervals along the well path. “Undeveloped acreage”. Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage contains proved reserves.

“Undeveloped acreage.” Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage contains proved reserves.

“Unproved properties.” Properties with no proved reserves.

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

“Workover.” Operations on a producing well to restore or increase production.

The terms “condensate,” “development costs,” “development project,” “development well,” “economically producible,” “estimated ultimate recovery (EUR),” “exploratory well,” “production costs,” “proved properties,” “reserves,” “reservoir,” “resources,” “service wells,” “stratigraphic test well” and “unproved properties” are defined by the SEC. Except as noted, the terms defined in this section are not the same as SEC definitions.

Below is an index to the financial statements and notes contained in Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners and Board of Directors

Alta Mesa Holdings, LP

Houston, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Alta Mesa Holdings, LP and subsidiaries (collectively, the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2014.

Houston, Texas

March 29, 2018

ALTA MESA HOLDINGS, LP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2017	2016

	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,721	$7,185
Restricted cash	1,269	433
Accounts receivable, net of allowance of $848 and $889, respectively	81,141	34,732
Other receivables	1,542	8,061
Receivables due from affiliate	790	8,883
Prepaid expenses and other current assets	2,932	3,986
Current assets — discontinued operations	—	2,879
Derivative financial instruments	216	83
Total current assets	91,611	66,242
PROPERTY AND EQUIPMENT
Oil and natural gas properties, successful efforts method, net	951,475	632,229
Other property and equipment, net	8,913	9,731
Total property and equipment, net	960,388	641,960
OTHER ASSETS
Investment in LLC — cost	9,000	9,000
Deferred financing costs, net	1,787	3,029
Notes receivable due from affiliate	12,369	9,987
Deposits and other long-term assets	10,234	2,977
Noncurrent assets — discontinued operations	—	79,933
Derivative financial instruments	8	723
Total other assets	33,398	105,649
TOTAL ASSETS	$1,085,397	$813,851
LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$178,371	$78,437
Accounts payable — related party	5,476	—
Advances from non-operators	5,502	4,058
Advances from related party	23,390	42,528
Asset retirement obligations	7,606	4,900
Current liabilities — discontinued operations	—	1,273
Derivative financial instruments	19,303	21,207
Total current liabilities	239,648	152,403
LONG-TERM LIABILITIES
Asset retirement obligations, net of current portion	47,449	43,147
Long-term debt, net	607,440	529,905
Notes payable to founder	28,166	26,957
Noncurrent liabilities — discontinued operations	—	18,325
Derivative financial instruments	1,114	4,482
Other long-term liabilities	7,135	6,526
Total long-term liabilities	691,304	629,342
TOTAL LIABILITIES	930,952	781,745
Commitments and Contingencies (Note 13)
PARTNERS' CAPITAL	154,445	32,106
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$1,085,397	$813,851

The accompanying notes are an integral part of these consolidated financial statements.

ALTA MESA HOLDINGS, LP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2017	2016	2015

	(in thousands)
OPERATING REVENUES AND OTHER
Oil	$206,026	$117,703	$130,015
Natural gas	47,583	29,510	26,445
Natural gas liquids	33,804	15,663	10,864
Other revenues	6,040	2,563	682
Total operating revenues	293,453	165,439	168,006
Gain (loss) on sale of assets	(27)	3,542	67,781
Gain on acquisitions of oil and natural gas properties	3,294	—	—
Gain (loss) on derivative contracts	8,287	(40,460)	124,141
Total operating revenues and other	305,007	128,521	359,928
OPERATING EXPENSES
Lease and plant operating expense	60,881	46,383	53,821
Marketing and transportation expense	30,521	12,853	3,139
Production and ad valorem taxes	7,228	4,168	6,307
Workover expense	5,873	3,540	5,200
Exploration expense	24,606	24,768	29,445
Depreciation, depletion, and amortization expense	94,499	64,981	78,008
Impairment expense	30,317	16,287	50,436
Accretion expense	1,143	1,259	1,272
General and administrative expense	55,565	41,758	44,454
Total operating expenses	310,633	215,997	272,082
INCOME (LOSS) FROM CONTINUING OPERATIONS	(5,626)	(87,476)	87,846
OTHER INCOME (EXPENSE)
Interest expense	(51,794)	(60,884)	(62,473)
Interest income	1,163	894	723
Loss on extinguishment of debt	—	(18,151)	—
Total other income (expense)	(50,631)	(78,141)	(61,750)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE STATE INCOME TAXES	(56,257)	(165,617)	26,096
Provision for (benefit from) state income taxes	6	(29)	562
INCOME (LOSS) FROM CONTINUING OPERATIONS	(56,263)	(165,588)	25,534
LOSS FROM DISCONTINUED OPERATIONS, net of state income taxes	(21,398)	(2,333)	(157,327)
NET LOSS	$(77,661)	$(167,921)	$(131,793)

The accompanying notes are an integral part of these consolidated financial statements.

ALTA MESA HOLDINGS, LP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(in thousands)

BALANCE, DECEMBER 31, 2014	$(61,446)
CONTRIBUTIONS	20,000
DISTRIBUTIONS	(3,810)
NET LOSS	(131,793)
BALANCE, DECEMBER 31, 2015	(177,049)
CONTRIBUTIONS	377,076
NET LOSS	(167,921)
BALANCE, DECEMBER 31, 2016	32,106
CONTRIBUTIONS	200,000
NET LOSS	(77,661)
BALANCE, DECEMBER 31, 2017	$154,445

The accompanying notes are an integral part of these consolidated financial statements.

ALTA MESA HOLDINGS, LP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(77,661)	$(167,921)	$(131,793)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, and amortization expense	111,539	92,901	143,969
Impairment expense	30,317	16,306	176,774
Accretion expense	2,095	2,174	2,076
Amortization of deferred financing costs	2,732	3,905	3,392
Amortization of debt discount	—	468	510
Dry hole expense	2,500	419	22,708
Expired leases	9,125	11,158	6,526
(Gain) loss on derivative contracts	(8,287)	40,460	(124,141)
Settlements of derivative contracts	4,117	88,689	106,949
Premium paid on derivatives contracts	(520)	—	—
Loss on extinguishment of debt	—	18,151	—
Interest converted into debt	1,209	1,209	1,208
Interest on notes receivable due from affiliate	(867)	(774)	(713)
(Gain) loss on sale of assets	22,179	(3,542)	(67,781)
Gain on acquisitions of oil and natural gas properties	(3,294)	—	—
Changes in assets and liabilities:
Accounts receivable	(43,530)	(10,500)	16,470
Other receivables	6,519	10,465	(10,288)
Receivables due from affiliate	218	45	(1,725)
Prepaid expenses and other non-current assets	(6,203)	(819)	(2,269)
Advances from related party	(19,138)	42,528	—
Settlement of asset retirement obligation	(6,409)	(2,125)	(1,794)
Accounts payable — related party	(2,170)	—	—
Accounts payable, accrued liabilities, and other liabilities	34,857	(11,493)	3,900
NET CASH PROVIDED BY OPERATING ACTIVITIES	59,328	131,704	143,978
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property and equipment	(313,961)	(214,061)	(223,604)
Acquisitions	(55,605)	(11,527)	(48,202)
Proceeds from sale of property	25,205	1,290	141,404
Notes receivable due from affiliate	(1,515)	—	—
NET CASH USED IN INVESTING ACTIVITIES	(345,876)	(224,298)	(130,402)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	373,065	222,557	252,500
Repayments of long-term debt	(296,622)	(333,935)	(295,020)
Repayments of senior secured term loan	—	(127,708)	—
Repurchase of senior notes due 2018	—	(459,391)	—
Proceeds from issuance of senior notes due 2024	—	500,000	—
Additions to deferred financing costs	(398)	(13,747)	(4,313)
Capital distributions	—	—	(3,810)
Capital contributions	207,875	303,462	20,000
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	283,920	91,238	(30,643)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(2,628)	(1,356)	(17,067)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	7,618	8,974	26,041
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$4,990	$7,618	$8,974

The accompanying notes are an integral part of these consolidated financial statements.

ALTA MESA HOLDINGS, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

NOTE 1 — NATURE OF OPERATIONS

Nature of Operations.  Alta Mesa Holdings, LP (“Alta Mesa,” the “Company,” “us,” “our,” or “we”) is an independent exploration and production company engaged primarily in the acquisition, exploration, development, and production of oil and natural gas properties. Our principal area of operation is in the eastern portion of the Anadarko Basin referred to as the STACK.  The STACK is an acronym describing both its location – Sooner Trend Anadarko Basin Canadian and Kingfisher County – and the multiple, stacked productive formations present in the area.  Our operations in 2017 also included other oil and natural gas interests in Texas, Louisiana and Florida.    In connection with the closing of the business combination, as discussed in Note 19, we distributed the remainder of our non-STACK assets to High Mesa Holdings, LP (“AM Contributor”) and completed our transition from a diversified asset base composed of a portfolio of conventional assets to an oil and liquids-rich resource unconventional play in the STACK.  See Note 19 for further information on our business combination with Alta Mesa Resources, Inc. (formerly Silver Run Acquisition Corporation II (“AMR”)) and the distribution of non-STACK assets.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We use accounting policies which reflect industry practices and conform to accounting principles generally accepted in the United States of America (“GAAP”).  Certain prior-period amounts in the consolidated financial statements have been reclassified to conform to the current-year presentation. The reclassifications had no impact on net income (loss) or partners’ capital.  During the fourth quarter of 2017, we sold our oil and natural gas properties located in the Weeks Island field in Louisiana.  The sale of the Weeks Island field was a disposal completed in 2017 as part of the Company’s overall strategic shift to operate only in the STACK, which we completed upon the closing of the business combination as discussed in Note 19.  As a result, we presented the assets and liabilities and operating results directly related to the sale of the Weeks Island field as discontinued operations within the consolidated statement of operations.  We will reflect the remainder of the disposal of the non-STACK assets as discontinued operations in 2018.  See Note 6 — Discontinued Operations for further discussion.

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

Cash and Cash Equivalents. We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains cash balances at financial institutions in the United States of America, which at times exceed federally insured amounts. The Federal Deposit Insurance Corporation provides insurance up to $250,000 per depositor. We monitor the financial condition of the financial institutions and have experienced no losses associated with these accounts.

Restricted Cash.    The Company classifies cash balances as restricted cash when cash is restricted as to withdrawal or usage. As of December 31, 2017 and 2016, the restricted cash represents cash received by the Company from production sold where the final division of ownership of the production is in dispute or there is unclaimed property for pooling orders in Oklahoma.

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows: Restricted Cash, which requires an entity to explain the changes in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents on the statements of cash flows and to provide a reconciliation of the totals in that statement to the related captions in the balance sheet when the cash, cash equivalents, restricted cash, and restricted cash equivalents are presented in more than one line item on the balance sheet. This ASU is effective for annual and interim periods beginning after December 15, 2017, and is required to be adopted using a retrospective approach, with early adoption permitted. We adopted ASU 2016-18 in the fourth quarter of 2017.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets and the consolidated statements of cash flows:

	As of December 31,
	2017	2016	2015

	(in thousands)

Cash and Cash Equivalents	$3,721	$7,185	$8,869
Restricted cash	1,269	433	105
Total cash, cash equivalents and restricted cash	$4,990	$7,618	$8,974

Accounts Receivable. Our receivables arise primarily from the sale of oil, natural gas and natural gas liquids and joint interest owner receivables for properties in which we serve as the operator. This concentration of customers may impact our overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions affecting the oil and natural gas industry.  Accounts receivable are generally not collateralized.  We may have the ability to withhold future revenue disbursements to recover non-payment of joint interest billings on properties of which we are the operator. Accounts receivable from joint interest owners are stated at amounts due, net of an allowance for doubtful accounts.

Accounts receivable consisted of the following:

	As of December 31,
	2017	2016

	(in thousands)
Oil, natural gas and natural gas liquids sales	$31,878	$22,276
Joint interest billings	14,272	7,460
Pooling interest (1)	35,839	5,885
Allowance for doubtful accounts	(848)	(889)
Total accounts receivable, net	$81,141	$34,732

(1)

Pooling interest relates to Oklahoma’s forced pooling process which requires the company to offer mineral interest owners the option to participate in the drilling of proposed wells.  The pooling interest listed above represent costs of unbilled interests on wells which the company incurred before the pooling process was completed.  Depending upon the outcome of the pooling process, these costs may be billed to potential working interest owners or added to oil and gas properties.

See Note 14 for further information regarding marketing arrangements with our primary marketing representative, ARM Energy Management, LLC (“AEM”) and significant concentrations.  Accounts receivable from AEM arising from sales marketed on our behalf were $22.4 million and $14.9 million as of December 31, 2017 and 2016, respectively.

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

Impairment — The capitalized costs of proved oil and natural gas properties are reviewed quarterly for impairment following the guidance provided in Account Standards Codification (ASC) 360-10-35, “Property, Plant and Equipment, Subsequent Measurement,” or whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset or asset group exceeds its fair market value and is not recoverable. The determination of recoverability is based on comparing the estimated undiscounted future net cash flows at a producing field level to the carrying value of the assets. If the future undiscounted cash flows, based on estimates of anticipated production from proved reserves and future crude oil and natural gas prices and operating costs, are lower than the carrying cost, the carrying cost of the asset or group of assets is reduced to fair value. For our proved oil and natural gas properties, we estimate fair value by discounting the projected future cash flows at an appropriate risk-adjusted discount rate.

Our evaluation of the Company’s proved properties resulted in impairment expense of $11.3 million, $16.1 million and $45.6 million for the years ended December 31, 2017, 2016 and 2015, respectively, primarily due to increased operating costs for impairments incurred during 2017 and lower forecasted commodity prices for impairments incurred during 2016 and 2015.

Unproved properties are assessed at least annually to determine whether they have been impaired. Individually significant properties are assessed for impairment on a property-by-property basis, while individually insignificant unproved properties may be assessed in the aggregate. If unproved properties are found to be impaired, an impairment allowance is provided and a loss is recognized in the consolidated statements of operations. For the years ended December 31, 2017, 2016 and 2015, impairment expense of unproved properties was $19.0 million, $0.2 million, and $4.8 million, respectively.

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

If the carrying value is not recoverable on an undiscounted basis, the impairment loss is measured as the excess of the asset’s carrying value over its fair value. Management assesses the fair value of long-lived assets using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third party comparable sales, internally developed discounted cash flow analysis and analysis from outside advisors. Significant changes in market conditions resulting from events such as the condition of an asset or a change in management’s intent to utilize the asset would generally require management to reassess the cash flows related to the long-lived assets. For the years ended December 31, 2017, 2016 and 2015, respectively, the Company did not record any impairment expense related to other long-lived assets.

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

DD&A expense for the years ended December 31, 2017, 2016 and 2015 related to oil and natural gas properties was $92.1 million, $62.1 million, and $75.0 million, respectively.

Leasehold improvements to offices are depreciated using the straight-line method over the life of the lease.  Other property and equipment is depreciated using the straight-line method over periods ranging from three to seven years. Depreciation expense for non-oil and gas property and equipment for the years ended December 31, 2017, 2016 and 2015 was $2.4 million, $2.9 million, and $3.0 million respectively.

Investments. The Company’s investment consisted of a 10.17% ownership interest in a drilling company, Orion Drilling Company, LLC (“Orion”). The investment is accounted for under the cost method and we have recorded $9.0 million of Investment in LLC on the consolidated balance sheets as of December 31, 2017, and 2016. Under this method, the Company’s share of earnings or losses of the investment are not included in the consolidated statements of operations.  As discussed in Note 19, on February 8, 2018, in connection with the closing of the business combination, we transferred our 10.17% ownership interest in Orion to AM Contributor.

At December 31, 2017, Alta Mesa was a part owner of AEM with an ownership interest of less than 10%.  AEM markets our oil and natural gas and sells it under short-term contracts generally with month-to-month pricing based on published regional indices, with differentials for transportation, location, and quality taken into account. AEM remits monthly collections of these sales to us, and receives a 1% marketing fee.  For additional information on AEM, see Note 14.

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

Derivative Financial Instruments. We use derivative contracts to hedge the effects of fluctuations in the prices of oil, natural gas and natural gas liquids. We account for such derivative instruments in accordance with ASC 815, “Derivatives and Hedging,” which establishes accounting and disclosure requirements for derivative instruments and requires them to be measured at fair value and recorded as assets or liabilities in the consolidated balance sheets (see Note 7 for information on fair value).

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

Income Taxes. The Company has elected under the Internal Revenue Code of 1986, as amended, provisions to be treated as individual partnerships for tax purposes. Accordingly, items of income, expense, gains and losses flow through to the partners and are taxed at the partner level. Accordingly, no tax provision for federal income taxes is included in the consolidated financial statements.

Net income (loss) for financial statement purposes may differ significantly from taxable income (loss) reportable to limited partners as a result of differences between the tax bases and financial reporting bases of assets and liabilities and the taxable income allocation requirements under the partnership agreement.  As a result, the aggregate difference in the basis of net assets for financial and tax reporting purposes cannot be readily determined as the Partnership does not have access to information about each unitholder’s tax attributes in the Partnership. However, with respect to the Partnership, the Partnership’s book basis in its net assets exceeds the Partnership’s net tax basis by $340.1 million at December 31, 2017.

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

We have considered our exposure under the standard at both the federal and state tax levels.  We have not recorded any liabilities for uncertain tax positions as of December 31, 2017 and 2016. We record income tax, related interest, and penalties, if any, as a component of income tax expense. We did not incur any interest or penalties on income taxes for the years ended December 31, 2017,  2016 or 2015.

The Company’s tax returns for the years ended December 31, 2014 forward remain open for examination. None of the Company’s federal or state tax returns are currently under examination by the relevant authorities.

Revenue Recognition. We recognize oil, natural gas and natural gas liquids revenues when products are delivered at a fixed or determinable price, title has transferred and collectability is reasonably assured. We use the sales method of accounting for recognition of natural gas imbalances.

Fair Value of Financial Instruments. The fair values of cash, accounts receivable and current liabilities approximate book value due to their short-term nature. The fair value estimate of long-term debt under our senior secured revolving credit facility is not considered to be materially different from carrying value due to market rates of interest. The fair value of the debt to our founder is not practicable to determine because the transactions cannot be assumed to have been consummated at arm’s length, the terms are not deemed to be market terms, there are no quoted values available for this instrument, and an independent valuation would not be practicable due to the lack of data regarding similar instruments, if any, and the associated potential costs.  We have estimated the fair value of our $500 million senior notes at $551 million on December 31, 2017. Derivative financial instruments are carried at fair value. For further information on fair values of financial instruments see Note 7 – Fair Value Disclosures and Note 11 - Long-Term Debt, Net and Notes Payable to Founder.

Acquisitions. Acquisitions are accounted for as purchases using the acquisition method of accounting. Accordingly, the results of operations are included in our consolidated statements of operations from the closing date of the acquisitions. Purchase prices are allocated to acquired assets and assumed liabilities based on their estimated fair values at the time of the acquisition.

Recent Accounting Pronouncements Issued

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which seeks to provide a single, comprehensive revenue recognition model for all contracts with customers concerning the recognition, measurement and disclosure of revenue from those contracts. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. Subsequent to the issuance of ASU 2014-09, the FASB issued various clarifications and interpretive guidance to assist entities with implementation efforts, including guidance pertaining to the presentation of revenues on a gross basis (revenues presented separately from associated expenses) versus a net basis. ASU 2014-09 and related interpretive guidance will be effective for interim and annual periods beginning after December 15, 2017, except for emerging growth companies that do not elect to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 7(a)(2)(b) of the Securities Act. The standard allows for either full retrospective adoption, meaning the standard is applied to all periods presented in the financial statements, or modified retrospective adoption, meaning the standard is applied only to the most current period presented. As an emerging growth company we have elected to use the extended transition period and as a result, we will be required to adopt the standard during the first quarter of 2019 using the modified retrospective method with a cumulative adjustment to retained earnings as necessary.  We will remain an emerging growth company for up to five years, although we will lose that status sooner if we have more than $1.0 billion of revenues at the end of any fiscal year, have more than $700.0 million in market value of our common stock held by non-affiliates measured as of June 30, or issue more than $1.0 billion of non-convertible debt over a three-year period.  AMR is also an emerging growth company. It is reasonably possible that AMR could cease to be an emerging growth company by December 31, 2018. We intend to apply push down accounting and reflect AMR’s basis and accounting policies in our financial statements from the date of the business combination. Therefore, we could be required to adopt the standard in the fourth quarter of 2018.

We are in the process of assessing our contracts and evaluating the impact on the consolidated financial statements. We are continuing to evaluate the provisions of ASU 2014-09 as it relates to certain sales contracts, and in particular, as it relates to disclosure requirements. In addition, we are evaluating the impact, if any, on the presentation of our future revenues and expenses under the new gross-versus-net presentation guidance. We continue to evaluate the impact of these and other provisions of ASU 2014-09 on our accounting policies, changes to relevant business practices, internal controls, and consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842)(“ASU 2016-02”), which supersedes ASC 840 “Leases” and creates a new topic, ASC 842 “Leases.” The amendments in this update require, among other things, that lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents a lessee's right to use, or control the use of, a specified asset for the lease term. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. ASU 2016-02 also requires disclosures designed to provide information on the amount, timing, and uncertainty of cash flows arising from leases. In January 2018, the FASB issued ASU No. 2018-01, Land easement practical expedient for transition to Topic 842 (“ASU 2018-01”), which provides an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounting for as leases under Topic 840, Leases.  The standard will be effective for interim and annual periods beginning after December 15, 2018 for public companies and annual periods beginning after December 15, 2019 for all other entities, with earlier adoption permitted. In the normal course of business, we enter into operating lease agreements to support our exploration and development operations and lease assets such as drilling rigs, well equipment, compressors, office space and other assets.

At this time, we cannot reasonably estimate the financial impact ASU 2016-02 will have on our financial statements; however, the adoption and impletion of ASU 2016-02 is expected to have an impact on our consolidated balance sheets resulting in an increase in both the assets and liabilities relating to our operating lease activities greater than twelve months.  The adoption is also expected to result in increase in depreciation, depletion and amortization expense, interest expense recorded on our consolidated statement of operations, and additional disclosures.  As part of our assessment to date, we have formed an implementation work team and will complete our evaluation in 2018.  As we continue to evaluate and implement the standard, we will provide additional information about the expected financial impact at a future date.  As an emerging growth company we have elected to use the extended transition period and as a result, we will be required to adopt the standard in 2020.   We could cease to be an emerging growth company if we meet the requirements as described above.  AMR is also an emerging growth company. It is reasonably possible that AMR could cease to be an emerging growth company by December 31, 2018. We intend to apply push down accounting and reflect AMR’s basis and accounting policies in our financial statements from the date of the business combination. Therefore, we could be required to adopt the standard on January 1, 2019.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which is intended to reduce diversity in practice in how certain transactions are classified in the statements of cash flows. ASU 2016-15 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017 for public companies and for fiscal years beginning after December 15, 2018 for all other entities. As an emerging growth company we have elected to use the extended transition period and as a result, we will be required to adopt the standard in 2019.  AMR is also an emerging growth company. It is reasonably possible that AMR could cease to be an emerging growth company by December 31, 2018. We intend to apply push down accounting and reflect AMR’s basis and accounting policies in our financial statements from the date of the business combination. Therefore, we could be required to adopt the standard in the fourth quarter of 2018.    The adoption of this guidance will not impact our financial position or results of operations but could result in presentation changes on our consolidated statements of cash flows.

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business (“ASU 2017-01”),  which provides guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 requires entities to use a screen test to determine when an integrated set of assets and activities is not a business or if the integrated set of assets and activities needs to be further evaluated against the framework. ASU 2017-01 is effective for interim and annual periods after December 15, 2017 for public companies and annual periods beginning after December 15, 2018 for all other entities. The amendments should be applied prospectively on or after the effective date and disclosures are not required at transition. Early adoption is permitted for transactions for which the acquisition date occurs before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance.  The Company early adopted ASU 2017-01 in the fourth quarter of 2017.  We do not expect the adoption of ASU 2017-01 to have a material impact on our consolidated financial statements; however these amendments could result in the recording of fewer business combinations in the future periods.

NOTE 3 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures and non-cash investing and financing activities are presented below:

	Year Ended December 31,
	2017	2016	2015

	(in thousands)
Supplemental cash flow information:
Cash paid for interest	$47,773	$74,694	$56,579
Cash paid (received) for state income taxes, net of refunds	—	285	751
Non-cash investing and financing activities:
Change in asset retirement obligations	4,363	2,719	487
Asset retirement obligations assumed, purchased properties	702	—	—
Change in accruals or liabilities for capital expenditures	71,995	12,375	(34,160)
Acquisition of property and land	—	—	2,473
Contribution of interests in oil and natural gas properties	—	65,740	—
Contribution receivable	—	7,875	—
Change in accounts payable—related party for capital expenditures	7,646	—	—

NOTE 4 — SIGNIFICANT ACQUISITIONS AND DIVESTITURES

2017 Activity

In December 2017, we sold our assets located in the Weeks Island field to Texas Petroleum Investment.  See Note 6—Discontinued Operations for further details.

In September 2017, we completed a transaction to acquire certain proved oil and natural gas properties from Brown & Borelli, et al (the “B&B Acquisition”) for a purchase price of approximately $8.2 million, net of customary post-closing purchase price adjustments.  We funded the acquisition with cash on hand.  The acquisition was accounted for using the acquisition method under ASC 805, “Business Combinations,” which requires acquired assets and liabilities to be recorded at fair value as of the acquisition date.  The difference between the historical results and post-acquisition results of operations and the unaudited pro forma results of operations for the twelve months ended December 31, 2017 and 2016 was determined to be de minimus and therefore pro forma information has not been provided.

A summary of the consideration paid and the allocation of the total purchase price to the assets acquired and the liabilities assumed in the B&B  Acquisition based on the preliminary fair value at the acquisition date, is as follows:

(in thousands)
Summary of Consideration
Cash	$8,237
Total consideration paid	8,237

Summary of Purchase Price Allocation
Plus: fair value of liabilities assumed
Asset retirement obligations assumed	367
Total fair value liabilities assumed	367
Less: fair value of assets acquired
Proved oil and natural gas properties	6,720
Unproved oil and natural gas properties	3,552
Total fair value assets acquired	10,272

Bargain purchase gain	$(1,668)

The fair value of the net assets acquired was approximately $10.3 million.  As the fair value of the net assets acquired exceeded the total consideration paid, we recorded a bargain purchase gain of approximately $1.7 million which primarily was a result of timing from the execution of the purchase and sale agreement to the closing date of the acquisition at which time the value of the underlying properties increased substantially due to increases in the value of proved reserves.  The bargain purchase gain is reflected in gain on acquisition of oil and natural gas properties on our consolidated statements of operations.

In July 2017, we closed on our acquisition to acquire certain oil and natural gas properties in Oklahoma with an unaffiliated third party for a purchase price of approximately $45.6 million, net of customary post-closing adjustments.  The acquired oil and natural gas properties were primarily unproved leasehold.  We accounted for this transaction as an asset acquisition with substantially all of the purchase price allocated to unproved property within oil and natural gas properties, successful efforts method, net.  We funded the acquisition with borrowings under our senior secured revolving credit facility.

In April 2017, we completed an acquisition of certain non-STACK proved oil and natural gas properties from Setanta Energy, LLC (the “Setanta” Acquisition) for a purchase price of approximately $0.9 million, net of customary post-closing purchase price adjustments.  We funded the acquisition with borrowings under our senior secured revolving credit facility.  This purchase increases our working interest in various wells in which we already hold an interest.  The acquisition was accounted for using the acquisition method under ASC 805.  The difference between the historical results and post-acquisition results of operations and the unaudited pro forma results of operations for the twelve months ended December 31, 2017 and 2016 was determined to be de minimus and therefore pro forma information has not been provided.

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

The fair value of the net assets acquired was approximately $2.6 million.  As the fair value of the net assets acquired exceeded the total consideration paid and liabilities assumed, we recorded a bargain purchase gain of approximately $1.6 million which primarily was a result of the seller’s financial distress and needing to dispose of the underlying properties for cash in an expedited manner which resulted in a below market purchase price.  The bargain purchase gain is reflected in gain on acquisition of oil and natural gas properties on our consolidated statements of operations.

2016 Activity

During 2016, we acquired approximately $10.6 million of oil and natural gas properties in Oklahoma which were primarily related to unevaluated leasehold.

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

	Total operating	Net
	revenues and other	loss

	(in thousands)
	(unaudited)

Pro forma results of operations for the year ended December 31, 2016	$154,713	$(157,230)

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

The sale of AME contributed approximately $68.9 million in pre-tax profit for the year ended December 31, 2015, which includes the $67.6 million gain on sale of asset.

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

NOTE 5 — PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,	December 31,
	2017	2016
	(in thousands)
OIL AND NATURAL GAS PROPERTIES
Unproved properties	$116,787	$106,117
Accumulated impairment	(16,694)	(46)
Unproved properties, net	100,093	106,071
Proved oil and natural gas properties	1,545,963	1,175,780
Accumulated depreciation, depletion, amortization and impairment	(694,581)	(649,622)
Proved oil and natural gas properties, net	851,382	526,158
TOTAL OIL AND NATURAL GAS PROPERTIES, net	951,475	632,229
OTHER PROPERTY AND EQUIPMENT
Land	5,618	4,730
Office furniture and equipment, vehicles	20,078	19,446
Accumulated depreciation	(16,783)	(14,445)
OTHER PROPERTY AND EQUIPMENT, net	8,913	9,731
TOTAL PROPERTY AND EQUIPMENT, net	$960,388	$641,960

Capitalized Exploratory Well Costs

The following table reflects the net changes in capitalized exploratory well costs during 2017, 2016, and 2015. The table does not include amounts that were capitalized and subsequently charged to expense within the same year.

	Year Ended December 31,
	2017	2016	2015

	(in thousands)
Balance, beginning of year	$2,089	$6,006	$13,301
Additions to capitalized well costs pending determination of proved reserves	1,870	3,736	4,364
Reclassifications to proved properties	(1,995)	(7,484)	(8,583)
Capitalized exploratory well costs charged to expense	—	(169)	(3,076)
Balance, end of year	$1,964	$2,089	$6,006

The ending balance in capitalized exploratory well costs includes the costs of four wells primarily in one prospect that were capitalized for periods greater than one year at December 31, 2017.  We have capitalized approximately $0.1 million and $0.7 million of exploratory well costs covering periods greater than one year at December 31, 2017 and 2016.  We continue to assess and evaluate these projects.

NOTE 6 — DISCONTINUED OPERATIONS

On December 28, 2017, we sold our assets located in the Weeks Island field, located in Iberia Parish, Louisiana, to Texas Petroleum Investment Company for proceeds of $22.5 million, subject to customary purchase price adjustments to settle in 2018. The sale of the Weeks Island field represented the initial step in our strategic shift in our operations as we transitioned from a company with a diversified asset base composed of a portfolio of conventional assets to an oil and liquids-rich resource unconventional play located in the STACK, Oklahoma, which we completed upon the closing of the business combination as discussed in Note 19.  As a result of this strategic shift, we classified all the related assets and liabilities directly associated with discontinued operations in the consolidated balance sheets. The operating results and other items directly related to the sale of the Weeks Island field have been segregated and presented as discontinued operations for all periods presented in our consolidated statements of operations and the related notes except Note 21 – Supplemental Oil and Natural Gas Disclosures.

The assets and liabilities directly related to the Weeks Island field have been reclassified to assets and liabilities associated with discontinued operations as follows:

	As of December 31,
	2017	2016
	(in thousands)
Assets associated with discontinued operations:
Current assets
Accounts receivable	$—	$2,879
Other noncurrent assets
Proved oil and natural gas properties, net	—	69,759
Unproved properties, net	—	10,174
Total noncurrent assets — discontinued operations	—	79,933
Total assets associated with discontinued operations	$—	$82,812

Liabilities associated with discontinued operations:
Current liabilities
Accounts payable	$—	$97
Accrued liabilities	—	1,176
Total current liabilities — discontinued operations	—	1,273
Other noncurrent liabilities
Asset retirement obligations, net of current	—	17,981
Other long-term liabilities	—	344
Total noncurrent liabilities — discontinued operations	—	18,325
Total liabilities associated with discontinued operations	$—	$19,598

The results of operations of the Weeks Island field and other items directly related to the sale have been reclassified in discontinued operations as follows:

	Year Ended December 31,
	2017	2016	2015

	(in thousands)
Loss from Discontinued Operations
Operating revenues and other:
Oil	$35,615	$45,974	$69,784
Natural gas	301	1,443	4,176
Total operating revenues	35,916	47,417	73,960
Loss on sale of assets	(22,152)	—	—
Total operating revenues and other	13,764	47,417	73,960
Operating expenses:
Lease operating expenses	10,835	12,658	13,885
Marketing and transportation	293	473	891
Production and ad valorem taxes	4,996	6,582	8,824
Workover expense	470	1,174	1,311
Exploration expense	388	9	13,273
Depreciation, depletion and amortization expense	17,040	27,920	65,961
Impairment	—	19	126,338
Accretion	952	915	804
General and administrative expense (1)	188	—	—
Total operating expenses	35,162	49,750	231,287
Provision for (benefit from) state income taxes	—	—	—
Loss from discontinued operations, net of state income taxes	$(21,398)	$(2,333)	$(157,327)
(1)	Reflects severance payments provided to employees who were displaced as a direct result of the sale of the Weeks Island field.

The total operating and investing cash flows of the Weeks Island field are as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)

Total operating cash flows of discontinued operations	$21,204	$27,104	$58,155
Total investing cash flows of discontinued operations	20,612	(4,622)	(43,884)

In connection with the closing of the business combination as described in Note 19, we distributed our remaining non-STACK assets to the AM Contributor.  The sale of the Weeks Island field in the fourth quarter of 2017 was part of an overall strategic plan to be in the STACK pure play.  Therefore, the sale of the Weeks Island field is considered to be the first step in a strategic shift with significant impact that was completed in stages.  The remaining non-STACK assets distributed subsequent to year end will be reflected as discontinued operations in future filings when the criteria for discontinued operations for the remaining non-STACK are met under ASC 205-20, “Discontinued Operations”.

NOTE 7 — FAIR VALUE DISCLOSURES

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

Oil and natural gas properties are subject to impairment testing and potential impairment write down as described in Note 2. Oil and natural gas properties with a carrying amount of $37.4 million were written down to their fair value of $7.1 million, resulting in an impairment charge of $30.3 million for the year ended December 31, 2017. Oil and natural gas properties with a carrying amount of $33.9 million were written down to their fair value of $17.6 million, resulting in an impairment charge of $16.3 million for the year ended December 31, 2016. Oil and natural gas properties with a carrying amount of $78.0 million were written down to their fair value of $27.6 million, resulting in an impairment charge of $50.4 million for the year ended December 31, 2015. The impairment analysis is based on the estimated discounted future cash flows for those properties. Significant Level 3 assumptions used in the calculation of estimated discounted cash flows included our estimate of future oil and natural gas prices, production costs, development expenditures, estimated quantities and timing of production of proved reserves, appropriate risk-adjusted discount rates, and other relevant data.

New additions to asset retirement obligations result from estimations for new properties, and fair values for them are categorized as Level 3. Such estimations are based on present value techniques which utilize company-specific information for such inputs as cost and timing of plug and abandonment of wells and facilities. We recorded a total of $1.8 million in additions to asset retirement obligations measured at fair value for the year ended December 31, 2017.  We recorded a total of $1.4 million in additions to asset retirement obligations measured at fair value for the year ended December 31, 2016.

The following table presents information about our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

	Level 1	Level 2	Level 3	Total

	(in thousands)
At December 31, 2017:
Financial Assets:
Derivative contracts for oil and natural gas	—	$4,416	—	$4,416
Financial Liabilities:
Derivative contracts for oil and natural gas	—	$24,609	—	$24,609
At December 31, 2016:
Financial Assets:
Derivative contracts for oil and natural gas	—	$15,773	—	$15,773
Financial Liabilities:
Derivative contracts for oil and natural gas	—	$40,656	—	$40,656

The amounts above are presented on a gross basis.  Presentation on our consolidated balance sheets utilizes netting of assets and liabilities with the same counterparty where master netting agreements are in place.

NOTE 8 — DERIVATIVE FINANCIAL INSTRUMENTS

We account for our derivative contracts under the provisions of ASC 815, “Derivatives and Hedging.” We have entered into forward-swap contracts and collar contracts to reduce our exposure to price risk in the spot market for oil, natural gas, and natural gas liquids. From time to time we also utilize financial basis swap contracts, which address the price differential between the benchmark index price and the specific locational index pricing referenced in certain of our crude oil, natural gas, and natural gas liquids sales contracts. Substantially all of our hedging agreements are executed by affiliates of the lenders under our senior secured revolving credit facility described in Note 11 below, and are collateralized by the security interests of the respective affiliated lenders in certain of our assets under the senior secured revolving credit facility. The contracts settle monthly and are scheduled to coincide with oil production equivalent to barrels (Bbl) per month, natural gas production equivalent to volumes in millions of British thermal units (MMBtu) per month, and natural gas liquids production to volumes in gallons (Gal) per month.  The contracts represent agreements between us and the counter-parties to exchange cash based on a designated price, or in the case of financial basis hedging contracts, based on a designated price differential between various benchmark prices. Cash settlement occurs monthly. No derivative contracts have been entered into for trading purposes.

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

The following table summarizes the fair value (see Note 7 for further discussion of fair value) and classification of our derivative instruments, none of which have been designated as hedging instruments under ASC 815:

	December 31, 2017
			Net Fair
	Gross	Gross amounts	Value of Assets
	Fair Value	offset against assets	presented in
Balance sheet location	of Assets	in the Balance Sheet	the Balance Sheet

	(in thousands)
Derivative financial instruments, current assets	$1,406	$(1,190)	$216
Derivative financial instruments, long-term assets	3,010	(3,002)	8
Total	$4,416	$(4,192)	$224

			Net Fair
	Gross	Gross amounts	Value of Liabilities
	Fair Value	offset against liabilities	presented in
Balance sheet location	of Liabilities	in the Balance Sheet	the Balance Sheet

	(in thousands)
Derivative financial instruments, current liabilities	$20,493	$(1,190)	$19,303
Derivative financial instruments, long-term liabilities	4,116	(3,002)	1,114
Total	$24,609	$(4,192)	$20,417

	December 31, 2016
			Net Fair
	Gross	Gross amounts	Value of Assets
	Fair Value	offset against assets	presented in
Balance sheet location	of Assets	in the Balance Sheet	the Balance Sheet

	(in thousands)
Derivative financial instruments, current assets	$3,296	$(3,213)	$83
Derivative financial instruments, long-term assets	12,477	(11,754)	723
Total	$15,773	$(14,967)	$806

			Net Fair
	Gross	Gross amounts	Value of Liabilities
	Fair Value	offset against liabilities	presented in
Balance sheet location	of Liabilities	in the Balance Sheet	the Balance Sheet

	(in thousands)
Derivative financial instruments, current liabilities	$24,420	$(3,213)	$21,207
Derivative financial instruments, long-term liabilities	16,236	(11,754)	4,482
Total	$40,656	$(14,967)	$25,689

The following table summarizes the effect of our derivative instruments in the consolidated statements of operations:

Derivatives not
designated as hedging	Year Ended December 31,
instruments under ASC 815	2017	2016	2015

	(in thousands)
Gain (loss) on derivative contracts
Oil commodity contracts	$1,450	$(36,572)	$113,295

Natural gas commodity contracts	7,288	(2,410)	10,712

Natural gas liquids commodity contracts	(451)	(1,478)	134
Total gain (loss) on derivative contracts	$8,287	$(40,460)	$124,141

Other receivables include $1.4 million and $7.8 million of derivative positions settled, but not yet received as of December 31, 2017 and 2016, respectively.

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

We had the following open derivative contracts for crude oil at December 31, 2017:

OIL DERIVATIVE CONTRACTS

	Volume	Weighted	Range
Period and Type of Contract	in Bbls	Average	High	Low
2018
Price Swap Contracts	2,460,000	$52.77	$57.25	$50.27
Collar Contracts
Short Call Options	1,825,000	60.64	60.90	60.50
Long Put Options	1,825,000	50.00	50.00	50.00
Short Put Options	1,825,000	40.00	40.00	40.00
2019
Collar Contracts
Short Call Options	1,606,000	61.44	63.00	56.50
Long Put Options	1,971,000	50.00	50.00	50.00
Short Put Options	1,971,000	38.43	40.00	37.50
2020
Collar Contracts
Short Call Options	183,000	60.20	60.20	60.20
Long Put Options	183,000	50.00	50.00	50.00
Short Put Options	183,000	40.00	40.00	40.00

We had the following open derivative contracts for natural gas at December 31, 2017:

NATURAL GAS DERIVATIVE CONTRACTS

	Volume in	Weighted	Range
Period and Type of Contract	MMBtu	Average	High	Low
2018
Collar Contracts
Short Call Options	1,107,000	$4.04	$4.11	$4.00
Long Put Options	450,000	3.60	3.60	3.60
Short Put Options	450,000	3.00	3.00	3.00

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

We had the following open financial basis swap contracts for natural gas at December 31, 2017:

BASIS SWAP DERIVATIVE CONTRACTS

						Weighted
						Average Spread
Volume in MMBtu	Reference Price 1 (1)	Reference Price 2 (1)	Period			($ per MMBtu)
6,980,000	Tex/OKL Panhandle Eastern Pipeline	NYMEX Henry Hub	Jan '18	—	Dec '18	$(0.49)
152,500	WAHA	NYMEX Henry Hub	Nov '18	—	Dec '18	(0.73)
225,000	WAHA	NYMEX Henry Hub	Jan '19	—	Mar '19	(0.73)
(1)    Represents short swaps that fix the basis differentials between Tex/OKL Panhandle Eastern Pipeline (“PEPL”) Inside FERC (“IFERC”) and NYMEX Henry Hub and WAHA and NYMEX Henry Hub.

NOTE 9 — ASSET RETIREMENT OBLIGATIONS

A summary of the changes in our asset retirement obligations is included in the table below:

	Year Ended December 31,
	2017	2016

	(in thousands)
Balance, beginning of year	$48,047	$45,888
Liabilities incurred	1,761	1,438
Liabilities assumed with acquired producing properties	702	—
Liabilities settled	(6,409)	(2,176)
Liabilities transferred in sales of properties	(172)	(3,036)
Revisions to estimates	9,983	4,674
Accretion expense	1,143	1,259
Balance, end of year	55,055	48,047
Less: Current portion	7,606	4,900
Long-term portion	$47,449	$43,147

The total revisions included $2.6 million and $1.3 million related to additions to property, plant and equipment for the year ended December 31, 2017 and 2016, respectively.  We transferred approximately $18.9 million of asset retirement obligations liabilities as a result of the sale of the Weeks Island field during the fourth quarter 2017.

NOTE 10 — RELATED PARTY TRANSACTIONS

We have notes payable to our founder which bear interest at 10% with a balance of $28.2 million and $27.0 million at December 31, 2017 and 2016, respectively. Subsequent to the year ended December 31, 2017, the founder notes were converted into equity interests in the AM Contributor immediately prior to the closing of the business combination with AMR.  See Note 11 for further information.

Michael E. Ellis, our founder, Chief Operating Officer, and Chairman of the Board, received no capital distributions during the years ended December 31, 2017, 2016 and 2015.

David Murrell, our Vice President of Land and Business Development, is the principal of David Murrell & Associates, which provides land consulting services to us. The primary employee of David Murrell & Associates is his spouse, Brigid Murrell. Services are provided at a pre-negotiated hourly rate based on actual time employed by us. Total expenditures under this arrangement for the years ended December 31, 2017, 2016 and 2015 were approximately $186,000,  $146,000 and $133,000. The contract may be terminated by either party without penalty upon 30 days’ notice.  These amounts are recorded in general and administrative expenses (“G&A”) expense on the consolidated statements of operations.

David McClure, our Vice President of Facilities and Midstream, and the son-in-law of our CEO, Harlan H. Chappelle, received total compensation of $250,000,  $425,000 and $275,000 for the years ended December 31, 2017, 2016 and 2015. Additionally, his position provides him with the use of a company vehicle, similar to our other engineers whose duties include field oversight.  These amounts are recorded in G&A expense on the consolidated statements of operations.

David Pepper, one of our Landmen, and the cousin of our Vice President of Land and Business Development, David Murrell, received total compensation of $150,000,  $180,000 and $146,000 for the years ended December 31, 2017, 2016 and 2015. Additionally, his position provides him with the use of a company vehicle, similar to our other engineers whose duties include field oversight. These amounts are recorded in G&A expense on the consolidated statements of operations.

On January 13, 2016, our wholly-owned subsidiary Oklahoma Energy Acquisitions, LP (“Oklahoma Energy”) entered into a joint development agreement (the “joint development agreement”), with BCE, a fund advised by Bayou City Energy Management LLC (“Bayou City”), to fund a portion of our drilling operations and to allow us to accelerate development of our STACK acreage.  The drilling program initially called for the development of forty identified well locations, which developed in two tranches of twenty wells each.  The parties subsequently agreed to add a third and fourth tranche of investment that will allow for the drilling of an additional forty wells.  On December 31, 2016, High Mesa purchased from BCE and contributed interests in 24 producing wells drilled under the joint development agreement to us.  See Notes 4 and 17 for further details.  In connection with the acquisition of the Contributed Wells, the joint development agreement was amended to exclude the Contributed Wells from the drilling program.  The drilling program will fund the development of 80 additional wells in four tranches of 20 wells each.  As of December 31, 2017, 54 joint wells have been drilled or spudded leaving 26 wells to be drilled under the joint development agreement.

Under the joint development agreement, as amended on December 31, 2016, BCE has committed to fund 100% of our working interest share up to a maximum of an average of $3.2 million in drilling and completion costs per well for any tranche. We are responsible for any drilling and completion costs exceeding the aggregate limit of $64 million in any tranche. In exchange for the payment of drilling and completion costs, BCE receives 80% of our working interest in each wellbore, which BCE interest will be reduced to 20% of our initial working interest upon BCE achieving a 15% internal rate of return on the wells within in a tranche and automatically further reduced to 12.5% of our initial interest upon BCE achieving a 25% internal rate of return.  Following the completion of each joint well, we and BCE will each bear our respective proportionate working interest share of all subsequent costs and expenses related to such joint well.  The approximate dollar value of the amount involved in this transaction or Messrs. McMullen or Stoner’s interests in the transaction depends on a number of factors outside their control and is not known at this time.  As of December 31, 2017 and 2016, we recorded $23.4 million and $42.5 million in advances from related party on our consolidated balance sheets, which represents net advances from BCE for their working interest share of the drilling and development cost as part of the joint development agreement.  Subsequent to year end, BCE advanced us approximately $39.5 million to drill additional wells under the joint development agreement.

During the year ended December 31, 2016, High Mesa contributed $311.3 million to us, of which $7.9 million is included in receivables due from affiliate at December 31, 2016 and the amount was collected in January 2017.  During the year ended December 31, 2015, High Mesa contributed $20 million to us.  For additional information, see Note 17 - Partners’ Capital.  As of December 31, 2017 and 2016, approximately $0.8 million and $0.9 million, respectively, were due from High Mesa for reimbursement of expenses which is recorded in the receivables due from affiliates on the consolidated balance sheets.

We have a note receivable due from High Mesa Services, LLC (“HMS”), a subsidiary of High Mesa.  The $8.5 million long-term note receivable, dated December 31, 2014, bears interest at 8% per annum, interest payable only in quarterly installments beginning January 1, 2015, and matures on December 31, 2019.  As of December 31, 2017 and 2016, the balance of the note receivable amounted to $10.8 million and $10.0 million, respectively.  The Company believes the promissory note to be fully collectible and accordingly has not recorded a reserve.  Interest income on the note receivable from our affiliate amounted to $0.9 million, $0.8 million and $0.7 million during the years ended December 31, 2017, 2016 and 2015, respectively.  Such amounts have been added to the balance of the note receivable.  On January 2, 2015, the receivable of $25.5 million related to the sale of our interest in a partially constructed midstream asset to our affiliate was collected. On December 31, 2015, we repurchased land originally sold to Northwest Gas Processing, LLC, a Delaware limited liability company (“NWGP”) at cost of $0.7 million.

We entered into a promissory note receivable with our affiliate, NWGP, effective September 29, 2017, for approximately $1.5 million.  The promissory note receivable was issued by NWGP to us and bears interest (or paid-in-kind interest from time to time) on the principal balance at a rate of 8% per annum, with interest payable in quarterly installments beginning January 1, 2018, and matures on February 28, 2019.  Interest income on the promissory note receivable from our affiliate amounted to $32,000 during the year ended December 31, 2017.  Such amounts have been added to the balance of the note receivable.  The promissory note receivable is recorded in notes receivable due from affiliate under other assets on the consolidated balance sheets.  The Company believes the promissory note to be fully collectible and accordingly has not recorded a reserve.  During the fourth quarter of 2017, the $1.6 million promissory note was transferred from NWGP to HMS.

We are party to a services agreement dated January 1, 2016 with NWGP.  Pursuant to the agreement, we agree to provide administrative and management services to NWGP relating to the midstream assets. NWGP was billed for management services provided in the amount of approximately $0.1 million during each of the years ended December 31, 2017 and 2016.

On August 31, 2015, Oklahoma Energy entered into a Crude Oil Gathering Agreement (the “Crude Oil Gathering Agreement”) and Gas Gathering and Processing Agreement (the “Gas Gathering and Processing Agreement”) with Kingfisher Midstream, LLC (“Kingfisher”), a Delaware limited liability company, which was subsequently amended and restated on February 3, 2017, effective as of December 1, 2016. High Mesa owns a minority interest in Kingfisher.  Prior to Closing of the business combination, Alta Mesa also indirectly owned a minimal interest in Kingfisher through its less than 10% ownership of AEM.  We have committed the oil and natural gas production from our Kingfisher County acreage, not otherwise committed to others, to Kingfisher for gathering and processing.

Under the Crude Oil Gathering Agreement and the Gas Gathering and Processing Agreement, Oklahoma Energy dedicates and delivers to Kingfisher crude oil and natural gas and associated natural gas liquids produced from present and future wells located in certain lands in Kingfisher, Logan, Canadian, Blaine and Garfield Counties in Oklahoma to designated receipt points on Kingfisher’s system for gathering and processing. The Crude Oil Gathering Agreement and Gas Gathering and Processing Agreement will remain in effect for a primary term of 15 years from the in-service date of July 1, 2016 and, after the primary term, an extended term for as long as there are wells connected to the system that continue to produce crude oil or gas in commercial (paying) quantities.

Under the Crude Oil Gathering Agreement, Kingfisher operates a crude oil gathering system for the purpose of providing gathering services to Oklahoma Energy. Kingfisher receives from Oklahoma Energy a fixed service fee per barrel of crude oil delivered. The fixed gathering fee is subject to an annual percentage increase tied to the consumer price index. Oklahoma Energy also pays Kingfisher its allocated share, if any, of the electricity consumed in the operation of the crude oil gathering system.

Under the Gas Gathering and Processing Agreement, Kingfisher operates a gas gathering and processing system for the purpose of providing gathering and processing services to Oklahoma Energy. Kingfisher provides gathering and processing services for a fixed fee. The fixed service fee consists of (i) a gathering fee assessed on the volume of gas allocated to the central receipt point, (ii) a processing fee assessed on the volume of gas allocated to the central receipt point, (iii) a dehydration fee assessed on the volume of gas allocated to the central receipt point, (iv) a compression fee for each stage of compression for any volume of gas allocated to the central receipt point and (v) a facility fee for the first four years of the agreement, at which time the facility fee is removed. Beginning in January 2021, each fee is subject to an annual percentage increase tied to the consumer price index. Oklahoma Energy also pays Kingfisher its allocated share, if any, of the electricity consumed in the operation of the gas gathering and processing system. Under the Gas Gathering and Processing Agreement, we have secured firm processing rights of 260 MMcf/d at the expanding Kingfisher plant.

The aggregate amounts paid under the Crude Oil Gathering Agreement and Gas Gathering and Processing Agreement depends on the volumes produced and gathered pursuant to these agreements. The plant commenced operations in the second quarter of 2016.  Under such agreements, the fees for the years ended December 31, 2017 and 2016 were $24.4 million and $7.5 million, respectively.  These fees are recorded as marketing and transportation expense in the consolidated statements of operations.  As of December 31, 2017 and 2016, we accrued approximately $2.0 million and $3.0 million as a reduction of accounts receivable on the consolidated balance sheets for fees related to marketing and transportation for the Kingfisher plant.  Oklahoma Energy entered into an agreement with Kingfisher whereby the Company made a deposit of $10.0 million on January 13, 2017 to Kingfisher to provide us with 100,000 Dth/day for firm transportation.  As of December 31, 2017, we reflected approximately $1.0 million as prepaid and other assets and the remaining portion of the deposit is recorded on the consolidated balance sheets under deposits and other assets.  The amount reflected as prepaid and current asset represents our estimated reduction of our deposit within the next twelve months.  The deposit will be released back to us as we utilize the marketing and transportation services in 2018.

The Company and Kingfisher (the “Parties”) have agreed whereby we would reimburse Kingfisher and/or Kingfisher would reimburse us for certain right-of-way costs and construction costs related to the midstream infrastructure incurred by each party, which would otherwise be paid directly.  The reimbursement resulted in a net payment of $1.5 million due to Kingfisher as of December 31, 2017.  Additionally, the Company purchased approximately $6.1 million of right-of-way and construction costs related to the construction of a pipeline undertaken by Kingfisher to connect our production to the gathering point.  These oil and gas properties costs of $7.6 million were offset by net production receivables of approximately $3.2 million owed to us by Kingfisher. As of December 31, 2017, the combination of these amounts of $5.5 million was recorded in accounts payable— related party on our consolidated balance sheet.

On September 21, 2016, we entered into an agreement with Kingfisher that beginning January 1, 2017 through January 31, 2022, we shall reimburse Kingfisher for 50% of any shortfall fee paid by Kingfisher to a third-party operator for any year in which the daily delivered gas volume is less than the daily gas volume committed.  As of December 31, 2017, we have accrued approximately $1.0 million payable to Kingfisher for the shortfall fee during 2017.  The amount is recorded in accounts payable —related party on the consolidated balance sheet.

In connection with the closing of the business combination, we entered into a management services agreement with High Mesa with respect to our non-STACK assets that were distributed to High Mesa’s subsidiary and we entered into a management services agreement with Kingfisher.  See Note 19 — Subsequent Events for further details on the management services agreement.

NOTE 11 — LONG TERM DEBT, NET AND NOTES PAYABLE TO FOUNDER

Long-term debt, net consists of the following:

	December 31,	December 31,
	2017	2016

	(in thousands)
Senior secured revolving credit facility	$117,065	$40,622
7.875% senior unsecured notes due 2024	500,000	500,000
Unamortized deferred financing costs	(9,625)	(10,717)
Total long-term debt, net	$607,440	$529,905
Notes payable to founder	$28,166	$26,957

Senior Secured Revolving Credit Facility.  In November 2016, we entered into the Seventh Amended and Restated Credit Agreement (as amended, the “credit facility”) with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of banks.  On June 13, 2017, we entered into an Agreement and Amendment No. 2 (the “Second Amendment”) to the credit facility which, among other things: (i) increased our borrowing base from $287.5 million to $315.0 million until the next scheduled redetermination and (ii) permits us to make a one-time cash distribution of no more than $1.0 million to a limited partner.  The amended and restated credit facility, among other things, (i) reaffirms the existing borrowing base amount of $315.0 million through the new redetermination  of the borrowing base, (ii) increases the maximum credit amount from $500 million to $750 million, subject to borrowing base limit (iii) extends the maturity of the credit facility to November 10, 2020, (iv) increases our pricing grid by 25 to 50 basis points (depending on our leverage ratio), and (v) increases our mortgage requirement from 85% of the value of our proven reserves to 90%.  As of December 31, 2017, our borrowing base was $315 million.

As of December 31, 2017, the Company had $117.1 million outstanding with $184.3 million of available borrowing capacity under the credit facility.  The principal amount is payable at maturity.  The credit facility borrowing base is redetermined semi-annually, on or about May 1 and November 1 of each year.  The credit facility is secured by substantially all of our oil and natural gas properties and is based on our proved reserves and the value attributed to those reserves. We have a choice of borrowing in Eurodollars or at the “Reference Rate,” which is based on the prime rate of Wells Fargo Bank, National Association. The credit facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus applicable margins ranging from 2.75% and 3.75% if our leverage ratio does not exceed 3.25 to 1.00, depending on the percentage of our borrowing based utilized, and ranging from 3.00% to 4.00% if our leverage ratio exceeds 3.25 to 1.00.  The reference rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 1%,  plus a margin ranging from 1.75% to 2.75% if our leverage ratio does not exceed 3.25 to 1.00, depending on the percentage of our borrowing base utilized, and ranging from 2.00% to 3.00% if our leverage ratio exceeds 3.25 to 1.00.  The weighted average and effective interest rate on outstanding borrowings was 5.48% as of December 31, 2017 and 4.00% as of December 31, 2016.  The letters of credit outstanding as of December 31, 2017 and 2016 were $13.6 million and $7.6 million, respectively.

Subsequent to year end on February 9, 2018 (the “Closing Date”) and in connection with the closing of the Contribution Agreement (as described in Note 19 — Subsequent Events), we entered into the Eighth Amended and Restated Credit Agreement with Wells Fargo Bank, National Association, as the administrative agent (the “Eighth A&R credit facility”). The Eighth A&R credit facility is for an aggregate maximum credit amount of $1.0 billion with an initial $350.0 million borrowing base limit. The Eighth A&R credit facility does not permit us to borrow funds if at the time of such borrowing it is not in pro forma compliance with its financial covenants. As of February 9, 2018, all outstanding balances under our credit facility were paid in full.  We have no borrowings under the Eighth A&R credit facility.

The principal amounts borrowed are payable on the maturity date on February 9, 2023. We have a choice of borrowing in Eurodollars or at the reference rate, with such borrowings bearing interest, payable quarterly for reference rate loans and one month, three month or six month periods for Eurodollar loans. Eurodollar loans bear interest at a rate per annum equal to the rate at the LIBOR, plus an applicable margin ranging from 2.00% to 3.00%. Reference rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 1%, plus an applicable margin ranging from 1.00% to 2.00%. The next scheduled redetermination of our borrowing base is on April 1, 2018. The borrowing base may be reduced in connection with the next redetermination of its borrowing base. The amounts outstanding under the Eighth A&R credit facility are secured by first priority liens on substantially all of the Company’s and its material operating subsidiaries’ oil and natural gas properties and associated assets and all of the stock of our material operating subsidiaries that are guarantors of the Eighth A&R credit facility. Additionally, SRII Opco, LP (“SRII Opco LP”), a Delaware limited partnership and Alta Mesa Holdings GP, LLC, a Texas limited liability company (“AMH GP”) will pledge their respective limited partner interests in us as security for our obligations. If an event of default occurs under the Eighth A&R credit facility, the administrative agent will have the right to proceed against the pledged capital stock and take control of substantially all of our assets and our material operating subsidiaries that are guarantors.

The Eighth A&R credit facility contains restrictive covenants that may limit our ability to, among other things, incur additional indebtedness, sell assets, guaranty or make loans to others, make investments, enter into mergers, make certain payments and distributions, enter into or be party to hedge agreements, amend its organizational documents, incur liens and engage in certain other transactions without the prior consent of the lenders. The Eighth A&R credit facility permits us to make distributions to any parent entity (i) to pay for reimbursement of third party costs and expenses that are general and administrative expenses incurred in the ordinary course of business by such parent entity or (ii) in order to permit such parent entity to (x) make permitted tax distributions and (y) pay the obligations under the Tax Receivable Agreement (as defined below).

The Eighth A&R credit facility also requires us to maintain the following two financial ratios:

•

a current ratio, tested quarterly, commencing with the fiscal quarter ending June 30, 2018, of our consolidated current assets to our consolidated current liabilities of not less than 1.0 to 1.0 as of the end of each fiscal quarter; and

•

a leverage ratio, tested quarterly, commencing with the fiscal quarter ending June 30, 2018, of our consolidated debt (other than obligations under hedge agreements) as of the end of such fiscal quarter to our consolidated earnings before interest, taxes, depreciation, depletion, amortization and exploration expenses (“EBITDAX”) annualized by multiplying EBITDAX for the period of (A) the fiscal quarter ending June 30, 2018 times 4, (B) the two fiscal quarter periods ending September 30, 2018 times 2 and (C) the three fiscal quarter periods ending December 31, 2018 times 4/3rds and (D) for each fiscal quarter on or after March 31, 2019, EBITDAX times 4/4, of not greater than 4.0 to 1.0.

At the execution of the Eighth A&R credit facility and in connection with the closing of the business combination, we are not subject to financial covenants ratios as of December 31, 2017.  We will be required to maintain financial ratios commencing on the fiscal quarter ending June 30, 2018.

Senior Secured Term Loan.  On June 2, 2015, we entered into a second lien senior secured term loan agreement (the “term loan facility”) with Morgan Stanley Energy Capital Inc., as administrative agent, and the lenders party thereto, pursuant to which we borrowed $125 million.  In October 2016, High Mesa contributed $300 million to us from the investment by Bayou City, as described in Note 17 — Partners’ Capital.  We used a portion of the contribution to repay all amounts outstanding under the term loan facility of $127.7 million, which includes accrued interest and a $2.5 million prepayment premium for repaying all amounts owed under the term loan facility prior to maturity date.

For the year ended December 31, 2016, the Company recognized a loss of $4.7 million, which included unamortized deferred financing cost write-offs of $2.0 million, which is reflected in loss on extinguishment of debt in the consolidated statements of operations.

Senior Unsecured Notes. On December 8, 2016, the Company and our wholly owned subsidiary Alta Mesa Finances Services Corp. (collectively, the “Issuers”) issued $500.0 million in aggregate principal amount of  7.875% senior unsecured notes due December 15, 2024 at par (the “2024 Notes”), which resulted in aggregate net proceeds to the Company of $491.3 million, after deducting commission offering expenses.  The Company used the proceeds from the issuance of the 2024 Notes to fund the repurchase of the $450 million senior unsecured notes (the “2018 Notes”) pursuant to a tender offer and the redemption of any of the 2018 Notes that remained outstanding after consummation of the tender offer.  The remainder of the proceeds were used to repay a portion of our indebtedness under our credit facility. The 2024 Notes were issued in a private placement but were exchanged for substantially identical registered senior notes in November 2017.

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

The closing of the business combination did not constitute as a change of control under the indenture governing the 2024 Notes because certain existing owners of the Company and SRII Opco LP entered into an amended and restated voting agreement with respect to the voting interests in AMH GP.  See Note 19 — Subsequent Events for further detail.

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

Notes Payable to Founder. We have notes payable to our founder which bear simple interest at 10% with a balance of $28.2 million and $27.0 million at December 31, 2017 and December 31, 2016, respectively. The maturity date was extended on March 25, 2014, from December 31, 2018 to December 31, 2021.  Interest and principal are payable at maturity.

These founder notes are unsecured and are subordinate to all debt. The founder notes are also subordinated to the rights of the AM Contributor and Riverstone VI Alta Mesa Holdings, L.P. (“Riverstone”) to receive distributions under our Amended Partnership Agreement and subordinated to the rights of the holders of Series B preferred stock of High Mesa to receive payments. Subsequent to year end, our founder converted the founder notes into equity interests in the AM Contributor immediately prior to the closing of the business combination with AMR. See Note 19 — Subsequent Events for further details.

Interest on the notes payable to our founder amounted to $1.2 million during each of the years ended December 31, 2017, 2016 and 2015. Such amounts have been added to the balance of the founder notes.

Deferred financing costs. As of December 31, 2017, the Company had $11.4 million of deferred financing costs related to the credit facility and the 2024 Notes, which are being amortized over the respective terms of the related debt instrument. Deferred financing costs of $9.6 million related to the 2024 Notes are included in long-term debt on the consolidated balance sheets as of December 31, 2017. Deferred financing costs of $1.8 million related to the credit facility are included in deferred financing costs, net on the consolidated balance sheets at December 31, 2017. Amortization of deferred financing costs recorded for the years ended December 31, 2017, 2016 and 2015 was $2.7 million, $3.9 million and $3.4 million, respectively. These costs are included in interest expense on the consolidated statements of operations.  The loss on extinguishment of debt in the consolidated statements of operations included unamortized deferred financing costs write-offs of $5.1 million related to the repayment of the term loan facility and the repurchase and redemption of the 2018 Notes for the year ended December 31, 2016.

Future maturities of long-term debt, including the notes payable to our founder and excluding unamortized deferred financing costs, at December 31, 2017 are as follows (in thousands):

Year ending December 31,
2018	$—
2019	—
2020 (1)	117,065
2021 (2)	28,166
2022	—
Thereafter	500,000
$645,231

(1)	As discussed above, subsequent to year-ended December 31, 2017, we entered into the Eighth A&R credit facility which extended the maturity date on the credit facility to February 9, 2023.
(2)	As discussed above, our founder notes were converted into equity interests in AM Contributor subsequent to year-ended December 31, 2017.

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

As of December 31, 2017, the covenants of the Company’s senior secured revolving credit facility prohibit it from making any distributions.  At December 31, 2017, we were in compliance with the covenants of the 2024 Notes.

NOTE 12 — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following provides the detail of accounts payable and accrued liabilities:

	December 31,	December 31,
	2017	2016

	(in thousands)
Capital expenditures	$50,231	$14,823
Revenues and royalties payable	29,809	12,187
Operating expenses/taxes	20,102	12,131
Interest	2,587	2,627
Compensation	3,541	5,302
Derivatives settlement payable	2,106	1,126
Other	761	1,164
Total accrued liabilities	109,137	49,360
Accounts payable	69,234	29,077
Accounts payable and accrued liabilities	$178,371	$78,437

NOTE 13 — COMMITMENTS AND CONTINGENCIES

Contingencies

Environmental claims:  Various landowners have sued the Company and/or our wholly owned subsidiaries, in lawsuits concerning several fields in which we have or historically had operations. The lawsuits seek injunctive relief and other relief, including unspecified amounts in both actual and punitive damages for alleged breaches of mineral leases and alleged failure to restore the plaintiffs’ lands from alleged contamination and otherwise from our oil and natural gas operations. We are unable to express an opinion with respect to the likelihood of an unfavorable outcome of the various environmental claims or to estimate the amount or range of potential loss should the outcome be unfavorable. Therefore, we have not provided any amount for these claims in our consolidated financial statements at December 31, 2017.

Title/lease disputes: Title and lease disputes may arise in the normal course of our operations. These disputes have historically been small but could result in an increase or decrease in reserves and/or other forms of settlement, such as cash, once a final resolution to the title dispute is made.

Litigation:  On April 13, 2005, Henry Sarpy and several other plaintiffs (collectively, “Plaintiffs”) filed a petition against Exxon, Extex, The Meridian Resource Corporation (“TMRC,” our wholly-owned subsidiary, which we acquired in 2010), and the State of Louisiana for contamination of their land in the New Sarpy and/or Good Hope Field in St. Charles Parish.  Plaintiffs claim they are owners of land upon which oil field waste pits containing dangerous and contaminating substances are located.  Plaintiffs alleged that they discovered in May 2004 that their property is contaminated with oil field wastes greater than represented by Exxon.  The property was originally owned by Exxon and was sold to TMRC.  TMRC subsequently sold the property to Extex. We have been defending this ongoing case and investigating the scope of the Plaintiffs’ alleged damage.  On April 14, 2015, TMRC entered into a Memorandum of Understanding with Exxon to settle the claims in this ongoing matter.  On July 10, 2015, the settlement and comprised agreements were finalized and signed by the Plaintiffs and Exxon.  On July 28, 2015, the State of Louisiana issued a letter of no objection to the settlement.  As of December 31, 2017, we have accrued approximately $2.5 million ($0.8 million in current liabilities and $1.7 million in other long-term liabilities) in connection with the settlement.  The settlement requires payment over the term of six years.

On January 25, 2017, Bollenbach Enterprises Limited Partnership filed a class action petition in Kingfisher County, Oklahoma against Oklahoma Energy Acquisitions, LP, our wholly owned subsidiary, Alta Mesa Services, LP, our wholly owned subsidiary, and us (collectively, the “AMH Parties”) claiming royalty underpayment or non-payment of royalty.  The suit alleges that the AMH Parties made improper deductions that resulted in underpayment of royalties on natural gas and/or constituents of the gas stream produced from wells.  The case was moved to federal court and stayed by the court pending the parties’ efforts to settle the case.  In June 2017, the court administratively closed the case following mediation.  Class settlement requires approval of the court after certain lengthy notice periods.  As of December 31, 2017, we accrued approximately $4.7 million in accounts payable and accrued liabilities in our consolidated balance sheets in connection with this litigation.  The settlement expense is recorded in general and administrative (“G&A”) in our consolidated statement of operations and was paid subsequent to year end.

On March 1, 2017, Mustang Gas Products, LLC (“Mustang”) filed suit in the District Court of Kingfisher County, Oklahoma, against Oklahoma Energy Acquisitions, LP, and eight other entities, including us. Mustang alleges that (1) Mustang is a party to gas purchase agreements with Oklahoma Energy containing gas dedication covenants that burden land, leases and wells in Kingfisher County, Oklahoma, and (2) Oklahoma Energy, in concert with the other defendants, has wrongfully diverted gas sales to us in contravention of these agreements. Mustang asserts claims for declaratory judgment, anticipatory repudiation and breach of contract against Oklahoma Energy only. Mustang also claims tortious interference with contract, conspiracy, and unjust enrichment/constructive trust against all defendants, including us. While we may incur costs or losses in connection with this litigation, we have not accrued a loss contingency because we are currently unable to determine the scope or merit of Mustang’s claim or to reasonably estimate an amount or range of such costs or losses. We believe that the allegations contained in this lawsuit are without merit and intend to vigorously defend ourselves.

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

Performance appreciation rights:  In the third quarter of 2014, we adopted the Alta Mesa Holdings, LP Amended and Restated Performance Appreciation Rights Plan (the “Plan”), effective September 24, 2014. The Plan is intended to provide incentive compensation to key employees and consultants who make significant contributions to the Company.  Under the Plan, participants are granted Performance Appreciation Rights (“PARs”) with a stipulated initial designated value (“SIDV”).  The PARs vest over time (as specified in each grant, typically five years) and entitle the owner to receive a cash amount equal to the increase, if any, between the initial stipulated value and the designated value of the PAR on the payment valuation date.  The payment valuation date is the earlier of a liquidity event (as defined in the Plan, but generally can be construed in accordance with the meaning of the term “change in control event”) or as selected by the participant, but no earlier than five years from the end of the year of the grant.  Both the initial stipulated value and the designated payment value of the PAR are determined by the Plan’s administrative committee, composed of members of our board of directors.  In the case of a liquidity event, the designated value of all PARs is to be based on the net sale proceeds (as defined in the Plan) from the liquidity event.  After any payment valuation date, regardless of payment or none, vested PARs expire. During 2017, we granted 308,800 PARs and terminated 5,280 PARs with a SIDV of $40, resulting in 880,420 PARs issued at a weighted average value of $37.90.  We consider the possibility of payment at a fixed determination date absent a positive liquidity event to be remote.  Therefore, we have not provided any amount for this contingent liability in our consolidated financial statements at December 31, 2017 or 2016.

Subsequent to year end, the business combination with AMR resulted in the accelerated vesting and payment of all outstanding PARs.  The value of the PARs that vested upon the closing was approximately $10.6 million.

Commitments

Office and Equipment Leases: We lease office space, as well as certain field equipment such as compressors, under long-term operating lease agreements. The lease for our main office will expire in 2022. Any initial rent-free months are amortized over the life of the lease. Equipment leases are generally for two years or less. Total rent expense, net of sublease income, including office space and compressors, for the years ended December 31, 2017, 2016, and 2015 amounted to approximately $10.3 million, $5.7 million, and $4.8 million, respectively.

At December 31, 2017, the future minimum base rentals for non-cancelable operating leases are as follows:

Amount (1)
Year Ending December 31,	(in thousands)
2018	$1,646
2019	1,546
2020	1,593
2021	1,620
2022	839
Thereafter	368
$7,612

(1)	These amounts include long-term lease payments for office space and compressors, net of sublease income. The Company expects to receive $0.1 million of total sublease income through 2019.

Additionally, at December 31, 2017, the Company had posted bonds in the aggregate amount of $17.4 million, primarily to cover future abandonment costs.

NOTE 14 — SIGNIFICANT CONCENTRATIONS

We sell our oil and natural gas primarily through a marketing contract with AEM. AEM is our marketing agent and acts on our behalf to market our oil and natural gas to any purchasers identified by AEM.  Until the closing of the business combination, we were a part owner of AEM with an ownership interest of less than 10%.  AEM markets our oil and natural gas and sells it under short-term contracts generally with month-to-month pricing based on published regional indices, with differentials for transportation, location, and quality taken into account. AEM remits monthly collections of these sales to us, and receives a 1% marketing fee. The fee charged to us by AEM for marketing is recorded as a marketing and transportation expense.  Our marketing agreement with AEM commenced in June 2013. This agreement will terminate in June 2018, with additional provisions for extensions beyond five years and for early termination. AEM marketed the majority of our production from operated fields between 2015 and 2017. Production from non-operated fields was marketed on our behalf by the operators of those properties.

For the year ended December 31, 2017, revenues marketed by AEM were $199.2 million, or approximately 70.9% of total revenue excluding hedging activities. For the year ended December 31, 2016, revenues marketed by AEM were $114.8 million, or approximately 74.0% of total revenue excluding hedging activities. For the year ended December 31, 2015, revenues marketed by AEM were $108.5 million, or approximately 54.9% of total revenue excluding hedging activities.

Based on revenues excluding hedging activities, one major customer, our related party, Kingfisher accounted for 10% or more of our revenues, with revenues excluding hedging activities of $34.2 million or approximately 12% of total revenues. We believe that the loss of any of our significant customers, or of our marketing agent AEM, would not have a material adverse effect on us because alternative purchasers are readily available.

NOTE 15 — 401(k) SAVINGS PLAN

Employees of Alta Mesa Services, LP, our wholly owned subsidiary (“Alta Mesa Services”), and Petro Operating Company, LP (“POC”) may participate in a 401(k) savings plan, whereby the employees may elect to make contributions pursuant to a salary reduction agreement. Alta Mesa Services and POC make a matching contribution equal to 100% of an employee’s salary deferral contribution up to a maximum of 5% of an employee’s salary, effective January 1, 2016. Matching contributions to the plan were approximately $1,227,000,  $1,122,000, and $710,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

NOTE 16 — SIGNIFICANT RISKS AND UNCERTAINTIES

Our business makes us vulnerable to changes in wellhead prices of oil and natural gas. Historically, world-wide oil and natural gas prices and markets have been volatile, and may continue to be volatile in the future. In particular, the prices of oil and natural gas have been highly volatile and declined dramatically since the second half of 2014.  Prices for oil and natural gas can fluctuate widely in response to relatively minor changes in the global and regional supply of and demand for oil and natural gas, as well as market uncertainty, economic conditions and a variety of additional factors.  Although oil and natural gas prices have increased from the lows experienced since the decline in the second half of 2014, forecasted prices for both oil and natural gas have remained lower than levels seen in recent years.  The duration and magnitude of changes in oil and natural gas prices cannot be predicted.  Continued low oil and natural gas prices, further price declines or any other unfavorable market conditions could have a material adverse effect on our financial condition and on the carrying value of our proved oil and natural gas reserves.  Sustained low oil or natural gas prices may require us to further write down the value of our oil and natural gas properties and/or revise our development plans, which may cause certain of our undeveloped well locations to no longer be deemed proved. This could cause a reduction in the borrowing base under our credit facility to the extent that we are not able to replace the reserves that we produce. Low prices may also reduce our cash available for distribution, acquisitions and for servicing our indebtedness.    We mitigate some of this vulnerability by entering into oil and natural gas price derivative contracts. See Note 8.

NOTE 17 — PARTNERS’ CAPITAL

Management and Control: Our business and affairs are managed by Alta Mesa Holdings GP, LLC, our general partner (“General Partner” or “AMH GP”).

On August 31, 2016, our Class B partner at the time completed the sale of preferred stock to BCE-MESA Holdings LLC (“BCE-MESA”), a fund managed by Bayou City.  In connection with the sale of preferred stock, our General Partner, Class B partner at the time, and all of our Class A partners at the time entered into a Fourth Amended and Restated Limited Partnership Agreement (the “Fourth Amended Partnership Agreement”).  The Fourth Amended Partnership Agreement provides, among other things, for certain drag-along rights, including the mandatory contribution to the Class B partner at the time by the Class A partners at the time of their remaining Class A units upon an initial public offering.

In addition, on August 31, 2016, the owners of our General Partner entered into a Third Amended and Restated Limited Liability Company Agreement, which was amended to provide that the number of members of the board of managers of our General Partner be increased to match the number of members of the board of directors of our Class B partner. William W. McMullen, the founder and managing partner of Bayou City, was appointed to the board of managers of our General Partner at that time.

On September 30, 2016, our Class B partner completed an additional sale of preferred stock to Bayou City.  In connection with this investment, Mark Stoner, as a nominee of Bayou City, was appointed to the board of managers of our General Partner.

On August 16, 2017, our General Partner, the AM Contributor and Riverstone entered into the Sixth Amended and Restated Agreement of Limited Partnership (the “Sixth Amended Partnership Agreement”). The Sixth Amended Partnership Agreement reflected, among other things, certain changes in our ownership, and provides for certain preemptive rights, tag-along rights, and drag-along rights for the limited partners. In connection with the Sixth Amended Partnership Agreement, our limited partners at the time transferred their interests in us to the AM Contributor. The Sixth Amended Partnership Agreement also reflects the admission of Riverstone and the AM Contributor to the Company as limited partners, and provides for certain distribution rights for the Class A and Class B Limited Partners (as defined therein) with respect to the STACK and non-STACK assets.

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

In connection with the closing of the business combination on February 9, 2018, our General Partner and SRII Opco LP entered into a Seventh Amended and Restated Agreement of Limited Partnership of Alta Mesa (the “Seventh Amended Partnership Agreement”). The Seventh Amended Partnership Agreement reflects, among other things, that SRII Opco LP is now our sole limited partner.

In connection with the closing of the business combination on February 9, 2018, the owners of our General Partner entered into a Sixth Amended and Restated Limited Liability Company Agreement, which was amended to, among other things, reflect that SRII Opco LP owns all of the Class A Units (as defined therein) and 90% of the Class B Units (as defined therein).

Contribution, Distribution, and Income Allocation:  The Seventh Amended Partnership Agreement specifies the manner in which we will make cash distributions to our partners. When AMH GP so directs, the Partnership shall make distributions of Net Cash Flow (as defined therein) to the limited partners pro rata.

In connection with the final sale of preferred stock to Bayou City during the fourth quarter of 2016, our Class B partner contributed $300 million from the Bayou City investment to us.  We used a portion of the contribution to repay all amounts outstanding under the term loan facility of $127.7 million, which includes accrued interest and a $2.5 million prepayment premium for repaying all amounts owed under the term loan facility prior to maturity date.  The remaining funds are available to be used for general corporate purposes.

As described in Notes 4 and 10, High Mesa purchased from BCE and contributed interests in 24 producing wells drilled under the joint development agreement to us on December 31, 2016.  High Mesa’s equity contribution was recorded at the contribution date fair value of the wells contributed of approximately $65.7 million and included contributed cash of $11.3 million, of which $7.9 million was collected subsequent to year end.

During 2015, our partnership agreement was amended and restated, pursuant to which our Class B partner contributed $20 million to us, which we used to pay down amounts owed under the credit facility.

We made no distributions for the years ended December 31, 2017 and 2016. For the year ended December 31, 2015, we made distributions of approximately $3.8 million to our Class B partner.

NOTE 18 — SUBSIDIARY GUARANTORS

All of our material wholly-owned subsidiaries are guarantors under the terms of our senior notes and our credit facility. Our consolidated financial statements reflect the combined financial position of these subsidiary guarantors. The parent company, Alta Mesa Holdings, LP, has no independent operations, assets, or liabilities. The guarantees are full and unconditional (except for customary release provisions) and joint and several. Those subsidiaries which are not wholly owned and are not guarantors and minor. There are no restrictions on dividends, distributions, loans, or other transfers of funds from the subsidiary guarantors to the parent company.

NOTE 19 — SUBSEQUENT EVENTS

Contribution Agreement

On August 16, 2017, we entered into a Contribution Agreement (the “AM Contribution Agreement”) with Alta Mesa Resources, Inc. (formerly Silver Run Acquisition Corporation II, a Delaware corporation (“AMR”)), High Mesa Holdings, LP, a Delaware limited partnership (the “AM Contributor”), High Mesa Holdings GP, LLC, a Texas limited liability company and the sole general partner of the AM Contributor, our General Partner, and, solely for certain provisions therein, the equity owners of the AM Contributor. Simultaneous with the execution of the AM Contribution Agreement, AMR entered into (i) a Contribution Agreement (the “KFM Contribution Agreement”) with KFM Holdco, LLC, a Delaware limited liability company (the “KFM Contributor”), Kingfisher Midstream, LLC, a Delaware limited liability company (“Kingfisher”), and, solely for certain provisions therein, the equity owners of the KFM Contributor; and (ii) a Contribution Agreement (the “Riverstone Contribution Agreement” and, together with the AM Contribution Agreement and the KFM Contribution Agreement, the “Contribution Agreements”) with Riverstone VI Alta Mesa Holdings, L.P., a Delaware limited partnership (the “Riverstone Contributor”).

On February 9, 2018 (the “Closing Date”), we consummated the transactions contemplated by the Contribution Agreements and SRII Opco LP, acquired (a) (i) all of the limited partner interests in us and (ii) 100% of the economic interests and 90% of the voting interests in AMH GP (with (i) and (ii) collectively, the “AM Contribution”) and (b) 100% of the economic interests in Kingfisher (the “Kingfisher Contribution”). The acquisition of us and Kingfisher pursuant to the Contribution Agreements is referred to herein as the “business combination” and the transactions contemplated by the Contribution Agreements are referred to herein as the “Transactions.”

SRII Opco GP, LLC, a Delaware limited liability company (“SRII Opco GP”), the sole general partner of SRII Opco LP, is a wholly owned subsidiary of AMR.  The limited partners of SRII Opco LP are the AM Contributor, the KFM Contributor and the Riverstone Contributor (collectively, the “Contributors”), AMR and certain funds managed by HPS Investment Partners, LLC, a Delaware limited liability company (“Highbridge”). As a result of the Transactions, AMR has obtained control over the management of AMH GP and, consequently, us. AMR is a publicly traded corporation that is not under the control of any person. Prior to the closing of the Transactions, AMH GP, and consequently, us, was controlled by High Mesa and indirectly by our Chief Operating Officer, Michael E. Ellis.

Harlan H. Chappelle, our Chief Executive Officer and a director, Michael Ellis, our Chief Operating Officer and a director and certain affiliates of Bayou City, and Highbridge, continue to own an aggregate 10% voting interest in AMH GP following the closing. These existing owners were a party to a voting agreement with the Alta Mesa Contributor and AMH GP, pursuant to which they agreed to vote their interests in AMH GP as directed by the AM Contributor. In connection with the closing of the Transactions, the parties amended and restated the voting agreement to include SRII Opco LP as a party and the existing owners agreed to vote their interests in AMH GP as directed by SRII Opco LP and appoint SRII Opco LP as their respective proxy and attorney-in-fact with respect to any voting matters related to their respective interests in AMH GP. The amended and restated voting agreement will continue in force until

SRII Opco LP elects to terminate the agreement or, with respect to each existing owner individually, such existing owner no longer owns a voting interest in AMH GP. The closing of the business combination did not constitute a change of control under the indenture governing our 2024 Notes.

Consideration

Pursuant to the AM Contribution Agreement, at the closing of the Transactions (the “Closing”), the AM Contributor received 138,402,398 common units representing limited partner interests (the “Common Units”) in SRII Opco LP. The AM Contributor also acquired from AMR a number of newly issued shares of non-economic capital stock of AMR, designated as Class C common stock, par value $0.0001 per share (the “Class C Common Stock”), corresponding to the number of Common Units received by the AM Contributor at the Closing.

In addition to the above, for a period of seven years following the Closing, the AM Contributor will be entitled to receive an aggregate of up to $800 million in earn-out consideration to be paid in the form of Common Units (and acquire a corresponding number of shares of Class C Common Stock) as specified below if the 20-day volume-weighted average price (“20-Day VWAP”) of the Class A Common Stock equals or exceeds the following prices (each such payment, an “Earn-Out Payment”):

20-Day
VWAP	Earn-Out Consideration

$14.00	10,714,285 Common Units
$16.00	9,375,000 Common Units
$18.00	13,888,889 Common Units
$20.00	12,500,000 Common Units

The AM Contributor will not be entitled to receive a particular Earn-Out Payment on more than one occasion and, if, on a particular date, the 20-Day VWAP entitles the AM Contributor to more than one Earn-Out Payment (each of which has not been previously paid), the AM Contributor will be entitled to receive each such Earn-Out Payment. The AM Contributor will be entitled to the earn-out consideration described above in connection with certain liquidity events of AMR, including a merger or sale of all or substantially all of AMR’s assets, if the consideration paid to holders of Class A Common Stock in connection with such liquidity event is greater than any of the above-specified 20-Day VWAP hurdles.

AMR also contributed $554 million in cash to us at the closing. We used a portion of the amount to repay the outstanding balances under the senior secured revolving credit facility. AMR’s source for these funds was from the sale of its securities to investors in a public offering and in private placements.

The business combination resulted in the accelerated vesting and payment of all outstanding PARs and deferred compensation plans at the time of close.   The value of the PARs and deferred compensation plan that vested was approximately $25.1 million.

Management Services Agreement-High Mesa

In connection with the Closing, we entered into a management services agreement (the “High Mesa Agreement”) with High Mesa with respect to our non-STACK assets that were distributed to High Mesa’s subsidiary in connection with the business combination. Under the High Mesa Agreement, during the 180-day period following the Closing (the “Initial Term”), we will provide certain administrative, management and operational services necessary to manage the business of High Mesa and its subsidiaries (the “Services”), in each case, subject to and in accordance with an approved budget. Thereafter, the High Mesa Agreement shall automatically renew for additional consecutive 180-day periods (each a “Renewal Term”), unless terminated by either party upon at least 90-days written notice to the other party prior to the end of the Initial Term or any Renewal Term. For a period of 60 days following the expiration of the term, we are obligated to assist High Mesa with the transition of the Services from Alta Mesa to a successor service provider. As compensation for the Services, including during any transition to a successor service provider, High Mesa will pay us each month (i) a management fee of $10,000, (ii) an amount equal to our costs and expenses incurred in connection with providing the Services as provided for in the approved budget and (iii) an amount equal to our costs and expenses incurred in connection with any emergency.

We are obligated to provide the Services in accordance with reasonable and prudent practices, as relevant to the Services, of the oil and natural gas industry, and in material compliance with all applicable laws; provided that we will only be liable under the High Mesa Agreement for its own gross negligence, willful misconduct and/or fraud. We are only obligated to provide the Services under the High Mesa Agreement to the extent that High Mesa has provided the funds necessary to undertake such Services.

Under the High Mesa Agreement, High Mesa will have customary audit rights that will survive the termination or expiration of the High Mesa Agreement. High Mesa and we will each have the right to terminate the High Mesa Agreement prior to the expiration of the term (i) in the event of a sale or change of control of the other party, (ii) following an event related to bankruptcy of either party or

(iii) following the other party’s material breach. In addition, High Mesa will have the right to terminate the High Mesa Agreement prior to the expiration of the term upon a sale or change of control of High Mesa.

Management Services Agreement-Kingfisher

In connection with the Closing, we entered into a management services agreement (the “Kingfisher Agreement”) with Kingfisher. Under the Kingfisher Agreement, we will provide certain administrative, management and operational services necessary to manage the business of Kingfisher and its subsidiaries (the “Services”). As compensation for the Services, Kingfisher will pay us each month (i) a management fee of $10,000 and (ii) an amount equal to our costs and expenses incurred in connection with providing the Services.

We are obligated to provide the Services in accordance with reasonable and prudent practices, as relevant to the Services, of the oil and natural gas industry, and in material compliance with all applicable laws; provided that we will only be liable under the Kingfisher Agreement for its own gross negligence, willful misconduct and/or fraud. Under the Kingfisher Agreement, Kingfisher will have customary audit rights that will survive the termination or expiration of the Kingfisher Agreement.

Amended Limited Partnership and Limited Liability Company Agreements

In connection with the Closing, AMH GP and SRII Opco LP entered into a Seventh Amended and Restated Agreement of Limited Partnership of Alta Mesa (the “Seventh Amended Partnership Agreement”). The Seventh Amended Partnership Agreement reflects, among other things, that SRII Opco LP is now the sole limited partner of Alta Mesa.

In addition, on February 9, 2018, the owners of AMH GP entered into a Sixth Amended and Restated Limited Liability Company Agreement of AMH GP (the “Sixth Amended LLC Agreement”), which was amended to, reflect that SRII Opco LP, now the holder of all of the Class A Units (as defined therein) is entitled to 100% of the economic rights with respect to AMH GP, and that SRII Opco LP is now the holder of 90% of the Class B Units (as defined therein) which are entitled to 100% of the voting rights with respect to AMH GP.

As described above, on February 9, 2018, all of the owners of Alta Mesa GP entered into an amended and restated voting agreement (the “Voting Agreement”) regarding the voting of their interests in Alta Mesa GP.

Voting Agreement

Certain existing owners of the Company, including our Chief Executive Officer Harlan H. Chappelle, Chief Operating Officer Michael E. Ellis and certain affiliates of Bayou City and Highbridge, own an aggregate 10% voting interest in AMH GP and will continue to own such interest following the Closing. These existing owners were a party to a voting agreement with the AM Contributor and AMH GP, pursuant to which they have agreed to vote their interests in AMH GP as directed by the AM Contributor. In connection with the Closing, the parties amended and restated the voting agreement to include SRII Opco LP as a party and the existing owners agreed to vote their interests in AMH GP as directed by SRII Opco LP and appoint SRII Opco LP as their respective proxy and attorney-in-fact with respect to any voting matters related to their respective interests in AMH GP. The voting agreement will continue in force until SRII Opco LP elects to terminate the agreement or, with respect to each existing owner individually, such existing owner no longer owns a voting interest in AMH GP.

Appointment and Departure of Directors

In connection with the Closing, Michael A. McCabe, Homer “Gene” Cole, Mickey Ellis, Don Dimitrievich, William W. McMullen and Mark Stoner resigned from the board of AMH GP. In connection with the business combination, James T. Hackett was appointed to the board of AMH GP.  Harlan H. Chappelle and Michael E. Ellis remain directors on the board of AMH GP. Our executive management team remains the same, except that Mr. Hackett is now Chairman of the Board.

Distribution of Non-Stack Assets

In connection with the Closing, we have completed our transition from a diversified asset base composed of a portfolio of conventional assets to an oil and liquids-rich resource play in the STACK.  On February 8, 2018, we distributed the remainder of our non-STACK assets to the AM Contributor as a dividend. At the time of the disposition, management estimated the carrying value of our remaining non-STACK assets to be $42.8 million with liabilities of $52.5 million, which liabilities include $44.6 million of asset retirement obligations.

NOTE 20 — SUPPLEMENTAL QUARTERLY INFORMATION (Unaudited)

Results of operations by quarter for the year ended December 31, 2017 were:

	Quarter Ended
2017	March 31	June 30	Sept 30	Dec 31

	(in thousands)
Total operating revenues	$71,495	$67,822	$68,627	$85,509
Income (loss) from continuing operations (1)(2)	24,785	(15,873)	(24,418)	(40,757)
Income (loss) from discontinued operations (3)	130	559	214	(22,301)
Net income (loss)	$24,915	(15,314)	(24,204)	(63,058)

(1)	Includes $1.2 million, $27.9 million, and $1.1 million of impairment expense during the quarters ended March 31, 2017, June 30, 2017, and December 31, 2016, respectively.
(2)

Includes $18.3 million gain on derivative contracts during quarter ended June 30, 2017,  $10.5 million and $29.7 million loss on derivative contracts during the quarters ended September 30, 2017 and December 31, 2017.

(3)	Includes $22.2 million loss on the sale of the Weeks Island field during the quarter ended December 31, 2017.

Results of operations by quarter for the year ended December 31, 2016 were:

	Quarter Ended
2016	March 31	June 30	Sept 30	Dec 31

	(in thousands)
Total operating revenues	$27,027	$39,673	$43,608	$55,131
Loss from continuing operations (4)(5)	(21,645)	(70,460)	(26,178)	(47,305)
Loss from discontinued operations	(2,512)	223	(389)	345
Net loss	$(24,157)	$(70,237)	$(26,567)	$(46,960)
(4)	Includes $1.8 million, $11.6 million, and $2.1 million of impairment expense during the quarters ended March 31, 2016, June 30, 2016, and December 31, 2016, respectively.
(5)	Includes $38.3 million and $16.5 million loss on derivative contracts during the quarters ended June 30, 2016 and December 31, 2016, respectively.

NOTE 21 — SUPPLEMENTAL OIL AND NATURAL GAS DISCLOSURES (Unaudited)

The unaudited reserve and other information presented below is provided as supplemental information in accordance with the provisions of ASC Topic 932-235.  The information presented includes amounts related to discontinued operations.

Oil and natural gas producing activities are conducted onshore within the continental United States and all of our proved reserves are located within the United States.

Estimated Quantities of Proved Reserves

The following table sets forth our net proved reserves as of December 31, 2017, 2016 and 2015, and the changes therein during the years then ended. Proved oil and natural gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made.

	Oil	Gas	NGL's	BOE

	(MBbls)	(MMcf)	(MBbls)	(MBbls)

Total Proved Reserves:
Balance at December 31, 2014	31,344	103,148	8,388	56,923
Production	(4,203)	(11,900)	(678)	(6,865)
Purchases in place	—	—	—	—
Discoveries and extensions	12,981	58,129	7,763	30,432
Sales of reserves in place	(6,544)	(8,250)	(748)	(8,667)
Revisions of previous quantity estimates and other	564	14,296	3,712	6,660
Balance at December 31, 2015	34,142	155,423	18,437	78,483
Production	(4,001)	(13,959)	(956)	(7,284)
Purchases in place (1)	1,508	6,754	613	3,247
Discoveries and extensions	29,903	154,653	14,000	69,679
Sales of reserves in place	(73)	(966)	(10)	(244)
Revisions of previous quantity estimates and other	(3,680)	14,100	(3,794)	(5,124)
Balance at December 31, 2016	57,799	316,005	28,290	138,757
Production	(4,850)	(18,218)	(1,387)	(9,274)
Purchases in place	725	4,860	401	1,936
Discoveries and extensions	20,135	108,676	9,640	47,888
Sales of reserves in place	(3,622)	(1,280)	—	(3,836)
Revisions of previous quantity estimates and other	3,331	23,476	(57)	7,187
Balance at December 31, 2017	73,518	433,519	36,887	182,658

Proved Developed Reserves:
Balance at December 31, 2015	14,942	71,752	6,958	33,859
Balance at December 31, 2016	16,832	93,361	7,977	40,371
Balance at December 31, 2017	20,347	150,183	12,180	57,557
Proved Undeveloped Reserves:
Balance at December 31, 2015	19,200	83,671	11,479	44,624
Balance at December 31, 2016	40,967	222,644	20,313	98,386
Balance at December 31, 2017	53,171	283,336	24,707	125,101

(1)

Purchases in place includes 3.1 MMBoe of reserves related to the Contributed Wells from our Class B partner.  See Note 10 – Related Party Transactions and Note 17 – Partners’ Capital for further details.

Capitalized Costs Relating to Oil and Natural Gas Producing Activities

	December 31,
	2017	2016

	(in thousands)
Capitalized costs: (1)
Proved properties	$1,545,963	$1,611,249
Unproved properties	116,787	116,311
Total	1,662,750	1,727,560
Accumulated depreciation, depletion, amortization and impairment	(711,275)	(1,015,398)
Net capitalized costs	$951,475	$712,162
(1)	Capitalized costs includes amounts related to the Weeks Island field.

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

	Year Ended December 31,
	2017	2016	2015

	(in thousands)
Costs incurred during the year: (4)
Property acquisition costs
Unproved (1)	$88,378	$66,788	$74,475
Proved (2)	11,704	68,478	2,899
Exploration	26,836	28,480	34,275
Development (3)	351,570	165,796	146,299
	$478,488	$329,542	$257,948

(1)

Property acquisition costs in unproved properties in 2017 include the acquisition of unevaluated leasehold portion from an unaffiliated third-party of approximately $45.6 million.  Property acquisition costs in unproved properties in 2015 include the unevaluated leasehold portion of the Kingfisher leasehold acquisition of $46.6 million.

(2)	Property acquisition costs in the proved properties in 2016 include the Contributed Wells by our former Class B partner to us of $65.7 million.
(3)	Includes asset retirement additions (revisions) of $4.4 million, $1.9 million, and $(0.3) million for the years ended December 31, 2017, 2016 and 2015, respectively.
(4)

Cost incurred includes amounts related to the Weeks Island field, which we sold in the fourth quarter of 2017 and classified as discontinued operations.  See Note 6 — Discontinued operations for further details.

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

Future cash inflows as of December 31, 2017, 2016 and 2015 were calculated using an un-weighted arithmetic average of oil and natural gas prices in effect on the first day of each month in the respective year, except where prices are defined by contractual arrangements. Operating costs, production and ad valorem taxes and future development costs are based on current costs with no escalation.

Actual future prices and costs may be materially higher or lower. Actual future net revenues also will be affected by factors such as actual production, supply and demand for oil and natural gas, curtailments or increases in consumption by natural gas purchasers, changes in governmental regulations or taxation and the impact of inflation on costs.

The following table sets forth the components of the standardized measure of discounted future net cash flows at December 31, 2017, 2016 and 2015:

	At December 31,
	2017	2016	2015

	(in thousands)
Future cash flows	$5,799,753	$3,547,130	$2,395,128
Future production costs	(2,617,476)	(1,811,683)	(860,600)
Future development costs	(1,035,481)	(709,738)	(403,953)
Future taxes on income	—	—	—
Future net cash flows	2,146,796	1,025,709	1,130,575
Discount to present value at 10 percent per annum	(1,040,874)	(467,101)	(500,979)
Standardized measure of discounted future net cash flows	$1,105,922	$558,608	$629,596
Base price for crude oil, per Bbl, in the above computation was:	$51.34	$42.75	$50.28
Base price for natural gas, per Mcf, in the above computation was:	$2.98	$2.49	$2.58

No consideration was given to the Company’s hedged transactions.  The estimated realized prices for natural gas liquids using a $51.34 per Bbl benchmark and adjusted for average differentials were $26.06.  Natural gas liquid prices vary depending on the composition of the natural gas liquids basket and current prices for various components thereof, such as butane, ethane, and propane, among others.

Changes in Standardized Measure of Discounted Future Net Cash Flows

The following table sets forth the changes in standardized measure of discounted future net cash flows:

	Year Ended December 31,
	2017	2016	2015

	(in thousands)
Balance at beginning of year	$558,608	$629,596	$1,418,046
Sales of oil and natural gas, net of production costs	(202,232)	(124,610)	(147,906)
Changes in sales and transfer prices, net of production costs	354,900	(324,638)	(823,073)
Revisions of previous quantity estimates	(12,106)	(35,972)	53,101
Purchases of reserves-in-place	11,483	40,611	—
Sales of reserves-in-place	(20,423)	2,345	(244,251)
Current year discoveries and extensions	513,012	356,631	260,078
Changes in estimated future development costs	(5,869)	849	4,376
Development costs incurred during the year	26,317	8,363	42,420
Accretion of discount	55,861	62,960	141,805
Net change in income taxes	—	—	—
Change in production rate (timing) and other	(173,629)	(57,527)	(75,000)
Net change	547,314	(70,988)	(788,450)
Balance at end of year	$1,105,922	$558,608	$629,596