Form 10-Q
period 2018-09-30
Alta Mesa Holdings, LP
filed 2018-11-14
CIK 1518403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2018
OR
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
_______________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
(Explanatory Note: The registrant is a voluntary filer and is not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934.   However, the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, or for such shorter period that the registrant would have been required to file such reports, as if it were subject to such filing requirements.)
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.)    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

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

໿

Glossary of Terms

Certain terms and abbreviations used in this Quarterly Report on Form 10-Q are defined as follows:

bbl -	Barrels
bbl/d -	Barrels per day
BOE -	Barrels of oil equivalent
Btu -	British thermal units
Completion -	The installation of permanent equipment for the production of oil and gas
EBITDAX -	Earnings before interest, taxes, depreciation, depletion, amortization and exploration expenses
Mbbls -	One thousand barrels
Mbbls/d -	One thousand barrels per day
MBoe/d -	One thousand barrels of oil equivalent per day
Mcf -	One thousand cubic feet
Mcf/d -	One thousand cubic feet per day
MMBtu -	One million British thermal units
MMcf -	One million cubic feet
MMcf/d -	One million cubic feet per day
NYMEX -	New York Mercantile Exchange
NGLs -	Natural gas liquids are a group of hydrocarbons including ethane, propane, normal butane, isobutane and natural gasoline
VWAP -	Volume weighted average price
Wellbore -	A hole that is drilled to aid in the exploration and recovery of natural resources including oil or natural gas
Working interest -	An interest in a mineral property that entitles the owner of that interest to all of the share of the mineral production from the property, usually subject to a royalty

Cautionary Statement Regarding Forward-Looking Statements

The information in this report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words “could”, “should”, “will”, “plan”, “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project”, the negative of such terms and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included in our 2017 Annual Report on Form 10-K and Part II, Item 1A of this report. These forward-looking statements reflect management’s current belief, based on currently available information, as to the outcome and timing of future events.

Forward-looking statements may include statements about:

•	the benefits of the Business Combination, as defined in Note 5 of the accompanying Notes to Condensed Consolidated Financial Statements;

•	the future financial performance of the combined company following the Business Combination;

•	our business strategy;

•	our reserve quantities and the present value of our reserves;

•	our estimated purchase price and purchase price allocations;

•	our exploration and drilling prospects, inventories, projects and programs;

•	our horizontal drilling, completion and production technology;

•	our ability to replace the reserves we produce through drilling and property acquisitions;

•	our financial strategy, liquidity and capital required for our development program;

•	future oil and natural gas prices;

•	the supply and demand for crude oil, natural gas, and natural gas liquids;

•	the timing and amount of future production of oil and natural gas;

•	our hedging strategy and results;

•	the drilling and completion of wells, including statements about future horizontal drilling plans;

•	competition and government regulation;

•	our ability to obtain permits and governmental approvals;

•	changes in the Oklahoma forced pooling system;

•	pending legal and environmental matters;

•	our future drilling plans;

•	our marketing of oil, natural gas and natural gas liquids;

•	our leasehold or business acquisitions;

•	our costs of developing our oil and gas properties;

•	our liquidity and access to capital;

•	our ability to hire, train or retain qualified personnel;

•	general economic conditions;

•	our future operating results, including initial production values and liquid yields in our type curve areas;

•	the costs, terms and availability of gathering, processing, fractionation and other midstream services; and

•	our plans, objectives, expectations and intentions contained in this report that are not historical.

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for and development, production, gathering and sale of oil, natural gas and natural gas liquids. These risks include, but are not limited to, commodity price volatility, low prices for oil, natural gas and/or natural gas liquids, global economic conditions, inflation, increased operating costs, lack of availability of drilling and production equipment, supplies, services and qualified personnel, uncertainties related to new technologies, geographical concentration of our operations, environmental risks, weather risks, security risks, drilling and other operating risks, regulatory changes, the uncertainty inherent in estimating oil and natural gas reserves and in projecting future rates of production, reductions in cash flow, lack of access to capital, our ability to satisfy future cash obligations, restrictions in our debt agreements, the timing of development expenditures, managing our growth and integration of acquisitions, failure to realize expected value creation from property acquisitions, title defects, limited control over non-operated properties and the other risks described under “Item 1A. Risk Factors” in our 2017 Annual Report on Form 10-K and in this report.

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

Should one or more of the risks or uncertainties described in the 2017 Annual Report on Form 10-K or this report occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

ALTA MESA HOLDINGS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)
໿

	Successor	Predecessor
	September 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,869	$3,660
Restricted cash	872	1,269
Accounts receivable, net	107,984	76,161
Other receivables	246	1,388
Receivables due from affiliate	16,656	—
Receivables due from related party	13,085	790
Note receivable due from related party	1,642	—
Prepaid expenses and other current assets	3,423	2,932
Current assets — discontinued operations	—	5,195
Derivative financial instruments	—	216
Total current assets	152,777	91,611
PROPERTY AND EQUIPMENT
Oil and natural gas properties, successful efforts method, net	2,697,757	894,630
Other property and equipment, net	93,956	32,140
Total property and equipment, net	2,791,713	926,770
OTHER ASSETS
Deferred financing costs, net	1,216	1,787
Notes receivable due from related party	11,492	12,369
Deposits and other long-term assets	86	9,067
Non-current assets — discontinued operations	—	43,785
Derivative financial instruments	—	8
Total other assets	12,794	67,016
TOTAL ASSETS	$2,957,284	$1,085,397

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Successor	Predecessor
	September 30, 2018	December 31, 2017
LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$227,139	$170,489
Accounts payable — affiliate	481	5,476
Advances from non-operators	9,233	5,502
Advances from related party	16,917	23,390
Asset retirement obligations	1,300	69
Current liabilities — discontinued operations	—	15,419
Derivative financial instruments	34,396	19,303
Total current liabilities	289,466	239,648
LONG-TERM LIABILITIES
Asset retirement obligations, net of current portion	9,169	10,400
Long-term debt, net	610,354	607,440
Noncurrent liabilities — discontinued operations	—	66,862
Derivative financial instruments	7,078	1,114
Other long-term liabilities	5	5,488
Total long-term liabilities	626,606	691,304
TOTAL LIABILITIES	916,072	930,952
Commitments and Contingencies (Note 13)
PARTNERS’ CAPITAL	2,041,212	154,445
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$2,957,284	$1,085,397

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTA MESA HOLDINGS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands)
໿

	Successor	Predecessor	Successor	Predecessor
	Three	Three	February 9, 2018	January 1, 2018		Nine
	Months Ended	Months Ended	Through	Through		Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	February 8, 2018		September 30, 2017
OPERATING REVENUES AND OTHER
Oil	$107,253	$44,201	$222,822	$30,972		$133,489
Natural gas	11,959	9,583	25,149	4,276		29,816
Natural gas liquids	13,880	7,548	28,835	4,000		21,201
Other revenues	1,011	1,792	3,795	888		5,005
Total operating revenues	134,103	63,124	280,601	40,136		189,511
Gain (loss) on sale of assets and other	(18)	—	5,898	—		—
Gain on acquisition of oil and gas properties	—	5,267	—	—		5,267
Gain (loss) on derivative contracts	(11,212)	(10,468)	(63,077)	7,298		38,024
Total operating revenues and other	122,873	57,923	223,422	47,434		232,802
OPERATING EXPENSES
Lease operating expense	16,351	10,407	37,347	4,485		32,897
Marketing and transportation expense	15,820	8,314	32,608	3,725		20,486
Production taxes	6,311	1,262	10,332	953		3,712
Workover expense	1,065	1,441	2,643	423		3,131
Exploration expense	1,029	3,649	14,067	3,633		11,888
Depreciation, depletion and amortization expense	45,623	24,159	83,068	11,784		63,247
Impairment expense	—	—	—	—		1,188
Accretion expense	226	108	489	39		234
General and administrative expense	7,918	17,445	57,188	24,352		35,474
Total operating expenses	94,343	66,785	237,742	49,394		172,257
INCOME (LOSS) FROM OPERATIONS	28,530	(8,862)	(14,320)	(1,960)		60,545
OTHER INCOME (EXPENSE)
Interest expense	(11,008)	(13,545)	(26,565)	(5,511)		(38,165)
Interest income and other	322	244	1,688	172		792
Total other income (expense), net	(10,686)	(13,301)	(24,877)	(5,339)	—	(37,373)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE STATE INCOME TAXES	17,844	(22,163)	(39,197)	(7,299)		23,172
Provision for state income taxes	—	—	7	—		285
INCOME (LOSS) FROM CONTINUING OPERATIONS	17,844	(22,163)	(39,204)	(7,299)		22,887
Loss from discontinued operations, net of state income tax	—	(2,041)	—	(7,593)		(37,490)
NET INCOME (LOSS)	$17,844	$(24,204)	$(39,204)	$(14,892)		$(14,603)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTA MESA HOLDINGS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (Unaudited)
(in thousands)
໿

	Successor		Predecessor
	Three Months Ended September 30, 2018	February 9, 2018 Through September 30, 2018	Three Months Ended September 30, 2017	January 1, 2018 Through February 8, 2018	Nine Months Ended September 30, 2017
Beginning balance	$2,048,043	$1,535,891	$41,707	$154,445	$32,106
Distribution of non-stack (assets) net liability	—	—	—	33,102	—
Capital contributions	—	560,344	200,000	—	200,000
Distributions	(25,000)	(32,000)	—	—	—
Issuance of additional Alta Mesa purchase consideration	—	9,467	—	—	—
Equity-based compensation expense	325	6,714	—	—	—
Net income (loss)	17,844	(39,204)	(24,204)	(14,892)	(14,603)
Ending balance	$2,041,212	$2,041,212	$217,503	$172,655	$217,503

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTA MESA HOLDINGS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)
໿

	Successor	Predecessor
	February 9, 2018	January 1, 2018	Nine
	Through	Through	Months Ended
	September 30, 2018	February 8, 2018	September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(39,204)	$(14,892)	$(14,603)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization expense	83,068	12,414	80,082
Impairment expense	—	5,560	29,206
Accretion expense	489	140	1,447
Amortization of deferred financing costs	151	171	2,205
Amortization of debt premium	(3,281)	—	—
Equity-based compensation expense	6,714	—	—
Dry hole expense	—	(45)	2,447
Expired leases	10,658	1,250	8,394
(Gain) loss on derivative contracts	63,077	(7,298)	(38,024)
Cash settlements of derivative contracts	(32,836)	(1,661)	1,775
Premium paid on derivative contracts	—	—	(520)
Interest converted into debt	—	103	904
Interest added to notes receivable due from related party	(680)	(85)	(619)
Loss on sale of assets and other	81	1,923	—
Gain on acquisition of oil and gas properties	—	—	(6,893)
Impact on cash from changes in assets and liabilities:
Accounts receivable	(5,715)	(20,895)	(33,649)
Other receivables	976	(9,887)	7,382
Receivables due from affiliate	(16,656)	—	—
Receivables due from related party	(12,178)	(117)	169
Prepaid expenses and other current and non-current assets	8,181	9,970	(9,938)
Advances from related party	(30,589)	24,116	5,266
Settlement of asset retirement obligations	(1,249)	(63)	(6,083)
Accounts payable — related party	(4,994)	—	—
Accounts payable, accrued liabilities and other liabilities	(10,531)	25,815	27,308
NET CASH PROVIDED BY OPERATING ACTIVITIES	15,482	26,519	56,256
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property and equipment	(489,009)	(38,096)	(244,308)
Acquisitions	—	—	(55,236)
Proceeds from sale of assets and other, net	11	—	—
Notes receivable due from affiliate	—	—	(1,515)
NET CASH USED IN INVESTING ACTIVITIES	(488,998)	(38,096)	(301,059)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of long-term debt	80,000	60,000	286,065
Repayments of long-term debt	(134,065)	(43,000)	(251,622)
Additions to deferred financing costs	(1,367)	—	(220)
Capital distributions	(32,000)	(68)	—
Capital contributions	560,344	—	207,875
NET CASH PROVIDED BY FINANCING ACTIVITIES	472,912	16,932	242,098
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(604)	5,355	(2,705)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	10,345	4,990	7,618
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$9,741	$10,345	$4,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTA MESA HOLDINGS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — DESCRIPTION OF BUSINESS

Alta Mesa Holdings, LP, together with its subsidiaries (“we,” “us,” “our,” the “Company,” and “Alta Mesa”), is an exploration and production company focused on the acquisition, development, exploration and exploitation of unconventional onshore oil and natural gas reserves in the eastern portion of the Anadarko Basin in Oklahoma. Our activities are primarily directed at the horizontal development of an oil and liquids-rich resource play in an area of the basin commonly referred to as the Sooner Trend Anadarko Basin Canadian and Kingfisher County (“STACK”).

As described further in Note 5 — Business Combination, certain transactions were consummated on February 9, 2018 that resulted in our acquisition by Alta Mesa Resources, Inc. (“AMR”). These transactions are referred to as the “Business Combination”. AMR is a publicly traded corporation that is not under the control of any person. Prior to the closing of the Business Combination, we were controlled by High Mesa Inc. (“High Mesa”) and indirectly by our founder and Chief Operating Officer, Michael E. Ellis.

In connection with the closing of the Business Combination, we distributed our non-STACK assets and liabilities to High Mesa Holdings, LP (the “AM Contributor”) and completed our transition from a diversified asset base composed of a portfolio of conventional assets to an oil and liquids-rich resource play in the STACK.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We have provided a discussion of significant accounting policies in Note 2 in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Annual Report”).  As of September 30, 2018, our significant accounting policies are consistent with those discussed in Note 2 in the 2017 Annual Report, other than as noted below.

Basis of Presentation. As a result of the Business Combination, AMR was treated as the accounting acquirer and we are the accounting acquiree.  Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 805, Business Combinations, (“ASC 805”), our identifiable assets acquired and liabilities assumed were provisionally recorded at their estimated fair values on the Closing Date of the Business Combination (also referred to herein as the “acquisition date”).  Fair value adjustments related to the transaction have been pushed down to us resulting in our assets and liabilities being recorded at fair value as of the acquisition date.  As a result of the Transactions described above, the financial statements and certain footnote presentations separate the Company’s presentations into two distinct periods, the period before the consummation of the transaction (“Predecessor”) and the period after that date (“Successor”), to indicate the application of the different basis of accounting between the periods presented.  The Successor periods presented herein are for the three months ended September 30, 2018 and from February 9, 2018 to September 30, 2018 (collectively, “Successor Periods”); and the Predecessor periods presented herein are from January 1, 2018 to February 8, 2018 (“2018 Predecessor Period”), the three months ended September 30, 2017 and the nine months ended September 30, 2017 (“2017 Predecessor Period,” and, together with the 2018 Predecessor Period, the “Predecessor Periods”).
As noted above, we distributed our non-STACK assets and liabilities to the AM Contributor in connection with the closing of the Business Combination.  The distribution of our non-STACK assets and liabilities and the sale of our Weeks Island field during the fourth quarter of 2017 (collectively, the “non-STACK assets”) were part of the Company’s overall strategic shift to operate only in the eastern Anadarko Basin.  As a result, we have classified the assets and liabilities and operating results of the non-STACK assets as discontinued operations during the Predecessor Periods within the condensed consolidated financial statements.  See Note 7 — Discontinued Operations (Predecessor) for further discussion.
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
The condensed consolidated financial statements included herein as of September 30, 2018, and for the three months ended September 30, 2018 (Successor) and the period from February 9, 2018 through September 30, 2018 (Successor), the period from January 1, 2018 through February 8, 2018 (Predecessor) and the three and nine months ended September 30, 2017 (Predecessor), are unaudited, and in the opinion of management, the information furnished reflects all material adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of consolidated financial position and of the results of operations for the interim periods presented.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual consolidated financial statements for the year ended December 31, 2017, which were filed with the Securities and Exchange Commission (the “SEC”) in our 2017 Annual Report.  Certain reclassifications of prior period condensed consolidated financial statements have been made to conform to current reporting practices.  The reclassifications had no impact on net income (loss) or partners’ capital. The consolidated results of operations for interim periods are not necessarily indicative of results to be expected for a full year.
The Company’s condensed consolidated statement of operations subsequent to the Business Combination includes depreciation and amortization expense on the Company’s property and equipment balances resulting from the fair value adjustments made under the new basis of accounting. Certain other items of income and expense were also impacted. Therefore, the Company’s financial information prior to the Business Combination is not comparable to its financial information subsequent to the Business Combination.
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

Restricted Cash. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets and the consolidated statements of cash flows (in thousands):
໿

	Successor	Predecessor
	September 30, 2018	December 31, 2017
Cash and cash equivalents	$8,869	$3,660
Restricted cash	872	1,269
Cash of discontinued operations	—	61
Total cash, cash equivalents and restricted cash	$9,741	$4,990

Bond Premium on Senior Unsecured Notes. As a result of the pushdown accounting related to the Business Combination, the Company estimated the fair value of our $500.0 million senior unsecured notes at $533.6 million as of the acquisition date.  The amount in excess of the original principal balance was recorded as a bond premium, which is being amortized as a reduction to interest expense.

Equity-Based Compensation (Successor). The Company recognizes compensation related to all stock-based awards in the financial statements based on their estimated grant-date fair value. AMR grants various types of stock-based awards including stock options, restricted stock and performance-based restricted stock units. The fair value of stock option awards is determined using the Black-Scholes option pricing model. Service-based restricted stock awards and performance-based restricted stock units are valued using the market price of AMR’s common stock on the grant date. Compensation cost is recognized ratably over the applicable vesting period.  See Note 16 — Equity-Based Compensation for additional information regarding the Company’s equity based compensation.

Going Concern. The Company’s management is required to evaluate an entity’s ability to continue as a going concern for a period of one year following the date of the issuance of the Company’s consolidated financial statements. Disclosure is required if substantial doubt exists about an entity’s ability to continue as a going concern during the evaluation period, including management’s plans to alleviate the conditions and events that raise substantial doubt of going concern, if applicable.

At the date of the issuance of these consolidated financial statements, management considers the Company to be a going concern and has prepared these consolidated financial statements on a going concern basis.

Recent Accounting Pronouncements Issued But Not Yet Adopted. In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Topic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). The amendments in this standard align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal use software (and hosting arrangements that include an internal-use software license). Under this new standard, a customer in a hosting arrangement that is a service contract is required to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as a prepaid asset related to the service contract and which costs to expense. The capitalized implementation costs are to be expensed over the term of the hosting arrangement and reflected in the same line in the consolidated statement of operations as the fees associated with the hosting element of the arrangement. Similarly, capitalized implementation costs are to be presented in the statement of cash flows in the same line as payments made for fees associated with the hosting element. The Company will adopt this new standard at the same time as our parent company, which will be no later than the fiscal year beginning after December 15, 2019, although early adoption is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial position and results of operations and has not yet determined when to adopt and whether to apply the new standard retrospectively or prospectively to implementation costs incurred after the date of adoption.

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

ASU 2014-09 allows for either full retrospective adoption, meaning the standard is applied to all periods presented in the financial statements, or modified retrospective adoption, meaning the standard is applied only to the most current period presented. As an emerging growth company, we previously elected to use the extended transition period to defer implementation of the new standard until the first quarter of 2019 using the modified retrospective method with a cumulative adjustment to retained earnings as necessary. AMR, our parent company, is also an emerging growth company, but will cease to be an emerging growth company on December 31, 2018, which will require them to adopt ASU 2014-09 on December 31, 2018, with modified retroactive implementation as of January 1, 2018. Accordingly, we will also adopt ASU 2014-09 at the same time as our parent company.

We are continuing our review of contracts for each of our revenue streams and evaluating the impact on our consolidated financial statements. We are continuing to evaluate the provisions of ASU 2014-09, as it relates to certain sales contracts, and in particular, as it relates to disclosure requirements. In addition, we are evaluating the impact, if any, on the presentation of our revenues and expenses under the new gross-versus-net presentation guidance and on our current accounting policies, including the need to make changes to relevant accounting policies and internal controls, if needed. Based on assessments performed to date, we do not expect ASU 2014-09 to have an effect on the timing of revenue recognition or our financial position. In addition, we currently expect the impact regarding gross-versus-net presentation to involve certain presentation changes specifically related to natural gas processing contracts; however, the impact of such presentation changes will not impact our consolidated operating income, net income or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which supersedes ASC 840 “Leases” and creates a new topic, ASC 842 “Leases.” The amendments in this update require, among other things, that lessees recognize the following for all leases (except for short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents a lessee’s right to use, or control the use of, a specified asset for the lease term. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. ASU 2016-02 also requires disclosures designed to provide information on the amount, timing, and uncertainty of cash flows arising from leases.  In January 2018, the FASB issued ASU No. 2018-01, Land easement practical expedient for transition to Topic 842 (“ASU 2018-01”), which provides an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under Topic 840, Leases.  The standard, as amended, will be effective for interim and annual periods beginning after December 15, 2018. In the normal course of business, we enter into operating lease agreements to support our exploration and development operations and lease assets such as drilling rigs, well equipment, compressors, office space and other assets.
The standard provides several optional practical expedients in transition. We expect to elect the “package of practical expedients”, which permits us to forgo reassessment of our prior conclusions about lease identification, lease classification and initial direct costs for leases entered into prior to the effective date. We also expect to elect the land easement relief which permits us to forgo reassessment of existing or expired land easements not previously accounted for under ASC 840. Additionally, we expect to elect the practical expedient to not provide comparative reporting periods and therefore financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. We do not expect to elect the use-of-hindsight practical expedient.
At this time, we are evaluating the financial impact ASU 2016-02 will have on our financial statements; however, the adoption and implementation of ASU 2016-02 is expected to have an impact on our consolidated balance sheets resulting in an increase in both the assets and liabilities relating to our operating lease activities greater than twelve months.  The adoption may also result in a change in the amount of lease expense recorded on our consolidated statements of operations, as well as add additional disclosures.  We expect our implementation work team will complete its evaluation of this new standard by the end of 2018.
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

NOTE 3 — SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures and non-cash investing and financing activities are presented below (in thousands):
໿

	Successor	Predecessor
	February 9, 2018	January 1, 2018	Nine
	Through	Through	Months Ended
	September 30, 2018	February 8, 2018	September 30, 2017
Supplemental cash flow information:
Cash paid for interest	$22,073	$1,145	$25,675
Cash paid for state income taxes	7	—	—
Non-cash investing and financing activities:
Increase in asset retirement obligations	4,652	—	3,778
Asset retirement obligations assumed, purchased properties	—	—	705
Increase in accruals or payables for capital expenditures	35,967	4,712	41,322
Distribution of non-STACK (assets) net liability	—	33,102	—
Increase in accounts receivable for sale of assets	(524)	—	—

NOTE 4 — ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (in thousands):

໿

	Successor	Predecessor
	September 30, 2018	December 31, 2017
Oil, natural gas and natural gas liquids sales	$40,134	$26,916
Joint interest billings	44,548	13,821
Pooling interest (1)	23,367	35,839
Allowance for doubtful accounts	(65)	(415)
Total accounts receivable, net	$107,984	$76,161
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

NOTE 5 — BUSINESS COMBINATION

On February 9, 2018 (the “Closing Date”), we consummated the transactions contemplated by the Contribution Agreement, dated August 16, 2017, with AMR (formerly Silver Run Acquisition Corporation II), AM Contributor, High Mesa Holdings GP, LLC,  the sole general partner of the AM Contributor, Alta Mesa Holdings GP, LLC, our sole general partner (“AMH GP”), and, solely for certain provisions therein, the equity owners of the AM Contributor (“AM Contribution Agreement”). Simultaneous with the execution of the AM Contribution Agreement, AMR entered into (i) a Contribution Agreement, dated August 16, 2017, with KFM Holdco, LLC, a Delaware limited liability company (the “KFM Contributor”), Kingfisher Midstream, LLC, a Delaware limited liability company (“Kingfisher”), and, solely for certain provisions therein, the equity owners of the KFM Contributor (the “KFM Contribution Agreement”); and (ii) a Contribution Agreement (the “Riverstone Contribution Agreement” and, together with the AM Contribution Agreement and the KFM Contribution Agreement, the “Contribution Agreements”) with Riverstone VI Alta Mesa Holdings, L.P., a Delaware limited partnership (the “Riverstone Contributor”).

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

AMR also contributed $560 million in net cash to us at the closing. AMR’s source for these funds was from the sale of its securities to investors in a public offering and in private placements.  We used a portion of the amount to repay all outstanding balance under the senior secured revolving credit facility described in Note 11 — Long-Term Debt, Net.

Pursuant to the AM Contribution Agreement, AM Contributor delivered a final closing statement during the second quarter of 2018. Based on the final closing statement, the AM Contributor received an additional 1,197,934 SRII Opco Common Units and an equivalent number of shares of AMR’s Class C Common Stock.

The Business Combination has been accounted for using the acquisition method. The acquisition method of accounting is based on FASB ASC 805, Business Combination (“ASC 805”), and uses the fair value concepts defined in FASB ASC 820, Fair Value Measurements (“ASC 820”). ASC 805 requires, among other things, that our assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date by AMR, who was determined to be the accounting acquirer.  We have not completed the detailed valuation studies necessary to arrive at the final determination of the fair value of the assets acquired, the liabilities assumed and the related allocations of the purchase price in the Business Combination. As a result, the values of certain of our long-term assets and liabilities are preliminary in nature and are subject to change as additional information becomes available and as additional analysis is performed.  Pursuant to ASC 805, finalization of the values is to be completed within one year of the acquisition date.

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

Preliminary Estimated Purchase Price Allocation

The allocation of AMR’s preliminary estimate of the purchase consideration to the assets acquired and liabilities assumed in the acquisition of Alta Mesa was as follows (in thousands):
໿

	February 9, 2018 (As initially reported)	Measurement Period Adjustment (1)	February 9, 2018 (As adjusted)
Estimated Fair Value of Assets Acquired (2)
Cash, cash equivalents and short term restricted cash	$10,345	$—	$10,345
Accounts receivable	101,745	—	101,745
Other receivables	1,222	—	1,222
Receivables due from related party	907	—	907
Prepaid expenses and other current assets	1,405	—	1,405
Derivative financial instruments	352	—	352
Property and equipment: (3)
Oil and natural gas properties, successful efforts	2,314,858	(1,479)	2,313,379
Other property and equipment, net	43,318	—	43,318
Notes receivable due from related party	12,454	—	12,454
Deposits and other long-term assets	10,286	—	10,286
Total fair value of assets acquired	2,496,892	(1,479)	2,495,413
Estimated Fair Value of Liabilities Assumed (2)
Accounts payable and accrued liabilities	210,867	(10,946)	199,921
Accounts payable — affiliate	5,476	—	5,476
Advances from non-operators	6,803	—	6,803
Advances from related party	47,506	—	47,506
Asset retirement obligations (3)	5,998	—	5,998
Derivative financial instruments	11,585	—	11,585
Long-term debt (4)	667,700	—	667,700
Other long-term liabilities	5,066	—	5,066
Total fair value of liabilities assumed	961,001	(10,946)	950,055
Total consideration and fair value	$1,535,891	$9,467	$1,545,358
_________________

(1)	The measurement period adjustments are recognized in the reporting period in which the adjustments were determined and calculated as if the accounting had been completed at the acquisition date.

(2)	The assets acquired and liabilities assumed relate to Alta Mesa’s STACK assets.

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

(4)
Represents the approximate fair value as of the acquisition date of Alta Mesa’s $500.0 million aggregate principal amount of 7.875% senior unsecured notes due December 15, 2024, totaling approximately $533.6 million, based on Level 1 inputs, and outstanding borrowings under the Eighth A&R credit facility (described in Note 11 — Long-Term Debt, Net) of approximately $134.1 million as of the acquisition date.

NOTE 6 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	Successor	Predecessor
	September 30, 2018	December 31, 2017
OIL AND NATURAL GAS PROPERTIES
Unproved properties	$865,695	$84,590
Accumulated impairment of unproved properties	—	—
Unproved properties, net	865,695	84,590
Proved oil and natural gas properties	1,913,526	1,061,105
Accumulated depreciation, depletion, amortization and impairment	(81,464)	(251,065)
Proved oil and natural gas properties, net	1,832,062	810,040
TOTAL OIL AND NATURAL GAS PROPERTIES, net	2,697,757	894,630
OTHER PROPERTY AND EQUIPMENT
Land	5,059	2,912
Salt water disposal system	88,176	30,990
Office furniture and equipment and vehicles	2,325	20,008
Accumulated depreciation	(1,604)	(21,770)
OTHER PROPERTY AND EQUIPMENT, net	93,956	32,140
TOTAL PROPERTY AND EQUIPMENT, net	$2,791,713	$926,770

In conjunction with pushdown accounting, property and equipment was measured at fair value as of the acquisition date, which also impacted how value was assigned between the categories within property and equipment (see Note 5 — Business Combination for details).

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

Prior to the Business Combination, we had notes payable to our founder (“Founder Notes”) that bore simple interest at 10%.  In connection with the Transactions described in Note 5 – Business Combination, the Founder Notes were converted into an equity interest in the AM Contributor immediately prior to the closing of the Business Combination as they were considered part of the non-STACK asset distribution.  The balance of the Founder Notes at the time of conversion was approximately $28.3 million, including accrued interest.  Interest on the Founder Notes was $0.1 million for the 2018 Predecessor Period and $0.3 million and $0.9 million for the three months ended September 30, 2017 (Predecessor) and 2017 Predecessor Period, respectively.

The assets and liabilities directly related to the non-STACK assets presented as discontinued operations in the condensed consolidated balance sheets were as follows (in thousands):
໿

Predecessor
December 31, 2017
Assets associated with discontinued operations:
Current assets
Cash	$61
Accounts receivable	4,980
Other receivables	154
Total current assets	5,195
Noncurrent assets
Investments in LLC - Cost	9,000
Proved oil and natural gas properties, net	15,408
Unproved properties, net	15,504
Land	2,706
Other long-term assets	1,167
Total noncurrent assets	43,785
Total assets associated with discontinued operations	$48,980

Liabilities associated with discontinued operations:
Current liabilities
Accounts payable and accrued liabilities	$7,882
Asset retirement obligations	7,537
Total current liabilities	15,419
Noncurrent liabilities
Asset retirement obligations, net of current	37,049
Founder notes	28,166
Other long-term liabilities	1,647
Total noncurrent liabilities	66,862
Total liabilities associated with discontinued operations	$82,281

The operating results directly related to the non-STACK assets and liabilities presented as discontinued operations within the condensed consolidated financial statements were as follows (in thousands):
໿

	Predecessor
	Three Months Ended September 30, 2017	January 1, 2018 Through February 8, 2018	Nine Months Ended September 30, 2017
Operating revenues and other:
Oil	$10,994	$1,617	$36,122
Natural gas	2,376	1,023	7,964
Natural gas liquids	571	236	1,613
Other revenues	72	16	274
Total operating revenues	14,013	2,892	45,973
Loss on sale of assets	—	(1,923)	—
Gain on acquisition of oil and gas properties	—	—	1,626
Total operating revenues and other	14,013	969	47,599
Operating expenses:
Lease operating expense	6,888	1,770	21,944
Marketing and transportation expense	352	83	1,080
Production taxes	1,443	167	5,100
Workover expense	273	127	1,981
Exploration expense	1,874	—	8,042
Depreciation, depletion and amortization	4,625	630	16,835
Impairment expense	82	5,560	28,018
Accretion expense	287	101	1,213
General and administrative expense	13	21	60
Total operating expenses	15,837	8,459	84,273
Other income (expense)
Interest expense	(305)	(103)	(904)
Interest income and other	88	—	88
Total other income (expense)	(217)	(103)	(816)
Loss from discontinued operations, net of state income taxes	$(2,041)	$(7,593)	$(37,490)

The total operating and investing cash flows of the non-STACK assets were as follows (in thousands):
໿

	Predecessor
	January 1, 2018 Through February 8, 2018	Nine Months Ended September 30, 2017
Total operating cash flows of discontinued operations	$(6,838)	$16,166
Total investing cash flows of discontinued operations	(570)	(15,950)

NOTE 8 — FAIR VALUE MEASUREMENTS

We follow ASC 820, which provides a hierarchy of fair value measurements based on the inputs to the fair value estimation process. It requires disclosure of fair values classified according to defined “levels,” which are based on the reliability of the evidence used to determine fair value, with Level 1 being the most reliable and Level 3 the least reliable. Level 1 evidence consists of observable inputs, such as quoted prices in an active market. Level 2 inputs typically correlate the fair value of the asset or liability to a similar, but not identical item which is actively traded. Level 3 inputs include at least some unobservable inputs, such as valuation models developed using the best information available in the circumstances.

In connection with our acquisition, we recorded the fair value of our $500.0 million unsecured senior notes at $533.6 million as of the acquisition date. We have estimated the fair value of our senior notes to be $476.3 million at September 30, 2018 (Successor).  This estimation was based on the most recent trading values of the senior notes at or near the reporting date, which is a Level 1 determination. See Note 11— Long-Term Debt, Net for information on long-term debt.

We utilize the modified Black-Scholes and the Turnbull Wakeman option pricing models to estimate the fair values of oil, natural gas and natural gas liquids derivative contracts. Inputs to these models include observable inputs from the NYMEX for futures contracts, and inputs derived from NYMEX observable inputs, such as implied volatility of oil, natural gas and natural gas liquids prices. We have classified the inputs used to determine fair values of all our oil, natural gas and natural gas liquids derivative contracts as Level 2.

Oil and natural gas properties are subject to impairment testing and potential impairment write down. During the 2017 Predecessor Period, certain of our oil and natural gas properties with a carrying amount of $3.3 million were written down to their fair value of $2.1 million, resulting in an impairment charge of $1.2 million.  Significant Level 3 assumptions used in the calculation of estimated discounted cash flows in the impairment analysis included our estimate of future oil and natural gas prices, production costs, development expenditures, estimated timing of production of proved reserves, appropriate risk-adjusted discount rates and other relevant data.

New additions to asset retirement obligations result from estimations for new or acquired properties. Such estimations of fair value are based on present value techniques that utilize company-specific information for such inputs as cost and timing of plugging and abandonment of wells and facilities. These inputs are classified as Level 3. We recorded $1.7 million, zero and $1.0 million in additions to asset retirement obligations measured at fair value during the Successor Period, the 2018 Predecessor Period, and the 2017 Predecessor Period, respectively.

The following table presents information about our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

	Level 1	Level 2	Level 3	Total
	(in thousands)
At September 30, 2018: (Successor)
Financial Assets:
Derivative contracts for oil and natural gas	—	$5,670	—	$5,670
Financial Liabilities:
Derivative contracts for oil and natural gas	—	$47,144	—	$47,144
At December 31, 2017: (Predecessor)
Financial Assets:
Derivative contracts for oil and natural gas	—	$4,416	—	$4,416
Financial Liabilities:
Derivative contracts for oil and natural gas	—	$24,609	—	$24,609

The amounts above are presented on a gross basis.  We will net the value of assets and liabilities with the same counterparty for purposes of presentation in our condensed consolidated balance sheets where master netting agreements are in place. For additional information on derivative contracts, see Note 9 — Derivative Financial Instruments.

NOTE 9 — DERIVATIVE FINANCIAL INSTRUMENTS

We have entered into forward-swap contracts and collar contracts to reduce our exposure to price risk in the spot market for oil, natural gas and natural gas liquids. From time to time, we also utilize financial basis swap contracts, which address the price differential between market-wide benchmark prices and other benchmark pricing referenced in certain of our oil, natural gas and natural gas liquids sales contracts. Substantially all of our derivative contracts are executed by affiliates of our lenders under the senior secured revolving credit facility described in Note 11 — Long-Term Debt, Net, and are collateralized by the security interests of the respective affiliated lenders in certain of our assets under the senior secured revolving credit facility. The derivative contracts settle monthly and are scheduled to coincide with oil production equivalent to barrels (bbl) per month, natural gas production equivalent to volumes in millions of British thermal units (MMBtu) per month, and natural gas liquids production equivalent to volumes in gallons (gal) per month. The derivative contracts represent agreements between us and the counterparties to exchange cash based on a designated price, or in the case of financial basis hedging contracts, based on a designated price differential between various benchmark prices. Cash settlement occurs monthly. No derivative contracts have been entered into for trading or speculative purposes.

From time to time, we enter into interest rate swap agreements with financial institutions to mitigate the risk of loss due to changes in interest rates.  As of September 30, 2018, we are not a party to any interest rate swap agreements.

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

The following table summarizes the fair value and classification of our derivative instruments, none of which have been designated as hedging instruments under ASC 815:

Fair Values of Derivative Contracts:
໿

	September 30, 2018 (Successor)
Balance sheet location	Gross fair value of assets	Gross liabilities offset against assets in the Balance Sheet	Net fair value of assets presented in the Balance Sheet
	(in thousands)
Derivative financial instruments, current assets	$2,407	$(2,407)	$—
Derivative financial instruments, long-term assets	3,263	(3,263)	—
Total	$5,670	$(5,670)	$—

໿

Balance sheet location	Gross fair value of liabilities	Gross assets offset against liabilities in the Balance Sheet	Net fair value of liabilities presented in the Balance Sheet
	(in thousands)
Derivative financial instruments, current liabilities	$36,803	$(2,407)	$34,396
Derivative financial instruments, long-term liabilities	10,341	(3,263)	7,078
Total	$47,144	$(5,670)	$41,474

໿

	December 31, 2017 (Predecessor)
Balance sheet location	Gross fair value of assets	Gross liabilities offset against assets in the Balance Sheet	Net fair value of assets presented in the Balance Sheet
	(in thousands)
Derivative financial instruments, current assets	$1,406	$(1,190)	$216
Derivative financial instruments, long-term assets	3,010	(3,002)	8
Total	$4,416	$(4,192)	$224

໿

Balance sheet location	Gross fair value of liabilities	Gross assets offset against liabilities in the Balance Sheet	Net fair value of liabilities presented in the Balance Sheet
	(in thousands)
Derivative financial instruments, current liabilities	$20,493	$(1,190)	$19,303
Derivative financial instruments, long-term liabilities	4,116	(3,002)	1,114
Total	$24,609	$(4,192)	$20,417

The following table summarizes the effect of our derivative instruments in the condensed consolidated statements of operations (in thousands):

໿

	Successor	Predecessor	Successor	Predecessor
Derivatives not	Three	Three	February 9, 2018	January 1, 2018	Nine
designated as hedging	Months Ended	Months Ended	Through	Through	Months Ended
instruments under ASC 815	September 30, 2018	September 30, 2017	September 30, 2018	February 8, 2018	September 30, 2017
Gain (loss) on derivative contracts
Oil commodity contracts	$(12,339)	$(10,873)	$(63,630)	$5,431	$31,665
Natural gas commodity contracts	1,127	1,035	553	1,867	6,763
Natural gas liquids commodity contracts	—	(630)	—	—	(404)
Total gain (loss) on derivative contracts	$(11,212)	$(10,468)	$(63,077)	$7,298	$38,024

The Company periodically monitors the creditworthiness of its counterparties. Although our counterparties provide no collateral, the master derivative agreements with each counterparty effectively allow us, under certain circumstances, to set-off an unpaid hedging agreement receivable against the interest of the counterparty in any outstanding balance under the senior secured revolving credit facility described in Note 11 — Long-Term Debt, Net.

If a counterparty were to default on payment of an obligation under the master derivative agreements, we could be exposed to commodity price fluctuations, and the protection intended by the derivative could be lost. The value of our derivative financial instruments would be impacted.

We had the following open derivative contracts for crude oil at September 30, 2018:

OIL DERIVATIVE CONTRACTS
໿
໿

	Volume in bbls	Weighted Average	Range
Settlement Period and Type of Contract			High	Low
2018
Price Swap Contracts	552,000	$53.55	$61.26	$50.27
Collar Contracts
Short Call Options	552,000	61.28	64.60	60.50
Long Put Options	552,000	51.67	60.00	50.00
Short Put Options	552,000	42.08	52.50	40.00
2019
Price Swap Contracts	182,500	63.03	63.03	63.03
Collar Contracts
Short Call Options	2,701,000	66.31	75.20	56.50
Long Put Options	2,883,500	53.80	62.00	50.00
Short Put Options	2,883,500	42.72	52.00	37.50
2020
Collar Contracts
Short Call Options	366,000	67.00	73.80	60.20
Long Put Options	1,317,600	56.46	62.50	50.00
Short Put Options	1,317,600	45.83	50.00	40.00

We had the following open derivative contracts for natural gas at September 30, 2018:

NATURAL GAS DERIVATIVE CONTRACTS
໿

	Volume in MMBtu	Weighted Average	Range
Settlement Period and Type of Contract			High	Low
2018
Price Swap Contracts	1,842,500	$2.95	$3.09	$2.75
Collar Contracts
Short Call Options	1,832,500	3.36	3.75	3.14
Long Put Options	1,527,500	2.89	2.90	2.75
Short Put Options	610,000	2.40	2.40	2.40
2019
Price Swap Contracts	10,905,000	2.69	3.09	2.64
Collar Contracts
Short Call Options	4,000,000	3.31	3.75	3.17
Long Put Options	3,550,000	2.81	2.90	2.70
Short Put Options	2,425,000	2.27	2.40	2.20
2020
Collar Contracts
Short Call Options	2,275,000	3.19	3.20	3.17
Long Put Options	9,150,000	2.57	2.70	2.50
Short Put Options	9,150,000	2.07	2.20	2.00
2021
Collar Contracts
Long Put Options	2,250,000	2.65	2.65	2.65
Short Put Options	2,250,000	2.15	2.15	2.15

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

We had the following open financial basis swaps at September 30, 2018:

NATURAL GAS BASIS SWAP DERIVATIVE CONTRACTS

Volume in MMBtu(1)	Reference Price 1 (1)	Reference Price 2 (1)	Period			Weighted Average Spread ($ per MMBtu)
460,000	OneOK	NYMEX Henry Hub	Jul '19	—	Dec '19	$(0.93)
4,445,000	Tex/OKL Panhandle Eastern Pipeline	NYMEX Henry Hub	Oct '18	—	Dec '18	(0.63)
17,950,000	Tex/OKL Panhandle Eastern Pipeline	NYMEX Henry Hub	Jan '19	—	Dec '19	(0.68)
910,000	Tex/OKL Panhandle Eastern Pipeline	NYMEX Henry Hub	Jan '20	—	Mar '20	(0.49)
152,500	San Juan	NYMEX Henry Hub	Nov '18	—	Dec '18	(0.47)
2,365,000	San Juan	NYMEX Henry Hub	Jan '19	—	Oct '19	(0.78)
_________________

(1)	Represents short swaps that fix the basis differentials between OneOK, Tex/OKL Panhandle Eastern Pipeline (“PEPL”), San Juan and NYMEX Henry Hub.

OIL BASIS SWAP DERIVATIVE CONTRACTS
໿

Volume in bbl (1)	Reference Price 1 (1)	Reference Price 2 (1)	Period			Weighted Average Spread ($ per bbl)
552,000	CMA Oil	WTI	Oct '18	—	Dec '18	$(0.54)
_________________

(1)
Represents basis swaps for the basis differentials between NYMEX CMA (Calendar Monthly Average) Roll that reconcile the trade month versus the delivery month for physical contract pricing and West Texas Intermediate (“WTI”).

NOTE 10 — ASSET RETIREMENT OBLIGATIONS

A summary of the changes in asset retirement obligations is included in the table below (in thousands):

໿

2018
Balance, as of January 1 (Predecessor)	$10,469
Liabilities settled	(63)
Revisions to estimates	63
Accretion expense	39
Balance, as of February 8 (Predecessor)	$10,508

Balance, as of February 9 (Successor)	$—
Liabilities assumed from Business Combination	5,998
Liabilities incurred	1,689
Liabilities settled	(1,249)
Liabilities transferred in sale of properties	(20)
Revisions to estimates (1)	3,562
Accretion expense	489
Balance, as of September 30 (Successor)	10,469
Less: Current portion	1,300
Long-term portion	$9,169

(1) The total revisions included $3.0 million related to additions to property, plant and equipment for the Successor Period.

NOTE 11 — LONG-TERM DEBT, NET

Long-term debt, net consisted of the following (in thousands):

໿

	Successor	Predecessor
	September 30, 2018	December 31, 2017
Senior secured revolving credit facility	$80,000	$117,065
7.875% senior unsecured notes due 2024	500,000	500,000
Unamortized premium on senior unsecured notes	30,354	—
Unamortized deferred financing costs	—	(9,625)
Total long-term debt, net	$610,354	$607,440

Senior Secured Revolving Credit Facility (Successor). In connection with the consummation of the Business Combination, all indebtedness at that time under the senior secured revolving credit facility was repaid in full. On February 9, 2018, and in connection with the closing of the AM Contribution Agreement (as described in Note 5), we entered into the Eighth Amended and Restated Credit Agreement with Wells Fargo Bank, National Association, as the administrative agent (the “Eighth A&R credit facility”). The Eighth A&R credit facility is for an aggregate maximum credit amount of $1.0 billion with an initial $350.0 million borrowing base. In April 2018, our borrowing base was increased to $400.0 million. This borrowing base was reaffirmed by the lenders subsequent to September 30, 2018. The next scheduled redetermination will occur in April 2019, at which time the borrowing base may be increased, lowered or stay the same. The Eighth A&R credit facility does not permit us to borrow funds if, at the time of such borrowing, we are not in compliance with the financial covenants set forth in the Eighth A&R credit facility. As of September 30, 2018, we had $80.0 million of borrowings outstanding under the Eighth A&R credit facility and had $21.9 million of outstanding letters of credit, leaving a total borrowing capacity of $298.1 million remaining available for future use.

The principal amounts borrowed are payable on the maturity date of February 9, 2023. We have a choice of borrowing in Eurodollars or at the reference rate, with such borrowings bearing interest, payable quarterly for reference rate loans or, for Eurodollar loans, in one, three or six-month tranches. Eurodollar loans bear interest at a rate per annum equal to the applicable LIBOR rate, plus a margin ranging from 2.00% to 3.00%.  Reference rate loans bear interest at a rate per annum equal to the greater of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points or (iii) the rate for one-month Eurodollar loans plus 1.00%, plus a margin ranging from 1.00% to 2.00%.

The amounts outstanding under the Eighth A&R credit facility are secured by the first priority liens on substantially all of the Company’s, and its material operating subsidiaries’, oil and natural gas properties and associated assets and all of the equity of our material operating subsidiaries that are guarantors of the Eighth A&R credit facility. Additionally, SRII Opco and AMH GP have pledged their respective limited partner interests in us as security for our obligations. If an event of default occurs under the Eighth A&R credit facility, the administrative agent will have the right to proceed against the pledged collateral and take control of substantially all of our assets and our material operating subsidiaries that are guarantors.

The Eighth A&R credit facility, as amended effective August 13, 2018, contains restrictive covenants that may limit our ability to, among other things, incur additional indebtedness, sell assets, guaranty or make loans to others, make investments, enter into mergers, make certain payments and distributions in excess of specific amounts, enter into or be party to hedge agreements, amend organizational documents, incur liens and engage in certain other transactions without the prior consent of the lenders. The Eighth A&R credit facility permits us to make distributions to any parent entity (i) to pay for reimbursement of third party costs and general and administrative expenses (“G&A”) incurred in the ordinary course of business by such parent entity or (ii) in order to permit such parent entity to (x) make permitted tax distributions and (y) pay the obligations under the tax receivable agreement.

The Eighth A&R credit facility also requires us to maintain the following two financial ratios:

•
a current ratio, subject to various adjustments as defined in the Eighth A&R credit facility, tested quarterly, commencing with the fiscal quarter ended June 30, 2018, of our consolidated current assets to our consolidated current liabilities of not less than 1.0 to 1.0 as of the end of each fiscal quarter; and

•
a leverage ratio, tested quarterly, commencing with the fiscal quarter ended June 30, 2018, of our consolidated debt (other than obligations under hedge agreements) as of the end of such fiscal quarter to our consolidated EBITDAX annualized by multiplying EBITDAX for the period of (a) the fiscal quarter ended June 30, 2018 times 4, (b) the two fiscal quarter periods ended September 30, 2018 times 2 (c) the three fiscal quarter periods ending December 31, 2018 times 4/3rds and

(d) for each fiscal quarter on or after March 31, 2019, EBITDAX for the four-fiscal quarter period then ended, of not greater than 4.0 to 1.0.

As of September 30, 2018, we were in compliance with the financial ratios described above.

Senior Secured Revolving Credit Facility (Predecessor).  As of December 31, 2017, the Company had $117.1 million of borrowings outstanding.  At the date of the Business Combination, the outstanding balance under our credit facility was paid off.

Senior Unsecured Notes. We have $500.0 million in aggregate principal amount of 7.875% senior unsecured notes (the “senior notes”) which were issued at par by us and our wholly owned subsidiary Alta Mesa Finance Services Corp. (collectively, the “Issuers”) during the fourth quarter of 2016.  The senior notes were issued in a private placement but were exchanged for substantially identical registered senior notes in November 2017.

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

Under the terms of the indenture for the senior notes, if we experience certain specific change of control events, unless the Issuers have previously or concurrently exercised their right to redeem all of the senior notes under the optional redemption provision, such holder has the right to require us to purchase such holder’s senior notes at 101% of the principal amount plus accrued and unpaid interest to the date of the purchase.  The closing of the Business Combination with AMR did not constitute a change of control under the indenture governing the senior notes because certain existing owners of the Company and SRII Opco entered into an amended and restated voting agreement with respect to the voting interests in AMH GP.  See Note 5 — Business Combination to the consolidated condensed financial statements for further detail.

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

As of September 30, 2018, we were in compliance with the indentures governing the senior notes.

Bond Premium (Successor). As discussed in Note 5, the fair value of our senior notes as of the acquisition date was $533.6 million.  The bond premium of $33.6 million is being amortized over the respective term of the senior notes.  The bond premium amortization recognized in interest expense was $1.2 million and $3.3 million for the three months ended September 30, 2018 (Successor) and the Successor Period, respectively. The unamortized bond premium related to the senior notes is included as a component of long-term debt in the condensed consolidated balance sheet as of September 30, 2018.

Deferred financing costs. As of December 31, 2017 (Predecessor), we had $11.4 million of unamortized deferred financing costs related to both our senior secured notes and the Eighth A&R credit facility. As a result of the Business Combination, our unamortized deferred financing costs were adjusted to a fair value of zero at February 9, 2018.  During the Successor Period, we incurred additional deferred financing costs related to the Eighth A&R credit facility of $1.4 million. These costs are reflected as deferred financing costs, net in other noncurrent assets in the condensed consolidated balance sheets as of September 30, 2018 (Successor). The amortization of the deferred financing costs is included in interest expense in the consolidated statements of operations. For the three months ended September 30, 2018 (Successor) and 2017 (Predecessor), the amortization of deferred financing costs was $0.1 million and $0.7 million, respectively. For the Successor Period, the 2018 Predecessor Period and the 2017 Predecessor Period, the amortization of deferred financing costs was $0.2 million, $0.2 million and $2.2 million, respectively.

NOTE 12 — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following provides the details of accounts payable and accrued liabilities (in thousands):

໿

	Successor	Predecessor
	September 30, 2018	December 31, 2017
Accruals for capital expenditures	$83,687	$48,771
Revenues and royalties payable	44,626	29,514
Accruals for operating expenses/taxes	8,156	14,632
Accrued interest	11,651	2,587
Derivative settlement payable	4,593	2,106
Other	3,408	4,301
Total accrued liabilities	156,121	101,911
Accounts payable	71,018	68,578
Accounts payable and accrued liabilities	$227,139	$170,489

NOTE 13 — COMMITMENTS AND CONTINGENCIES

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

The Company has entered into certain firm transportation contracts that extend through 2028.  At September 30, 2018, the future minimum commitments related to these contracts were approximately $5.7 million a year.

Contingencies

Environmental claims. Various landowners have sued us in lawsuits concerning several fields in which we have, or historically had, operations.  The lawsuits seek injunctive relief and other relief, including unspecified amounts in both actual and punitive damages for alleged breaches of mineral leases and alleged failure to restore the plaintiffs’ lands from alleged contamination and otherwise from our oil and natural gas operations. We are unable to express an opinion with respect to the likelihood of an unfavorable outcome of the various environmental claims or to estimate the amount or range of potential loss should the outcome be unfavorable. Therefore, we have not provided any material amounts for these claims in our condensed consolidated financial statements at September 30, 2018.

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

On January 25, 2017, Bollenbach Enterprises Limited Partnership filed a class action petition in Kingfisher County, Oklahoma against Oklahoma Energy Acquisitions, LP and Alta Mesa Services, LP, each a wholly owned subsidiary, and us (collectively, the “AMH Parties”) claiming royalty underpayment or non-payment of royalty.  The suit alleged that the AMH Parties made improper post production deductions that resulted in underpayment of royalties on natural gas and/or constituents of the gas stream produced from wells.  The case was moved to federal court and stayed by the court pending the parties’ efforts to settle the case.  In June 2017, the court administratively closed the case following mediation.  As of December 31, 2017, we had accruals of approximately $4.7 million in accounts payable and accrued liabilities in our condensed consolidated balance sheets and in G&A in our condensed consolidated statements of operations as a result of this litigation.  During January 2018, approximately $4.7 million was paid to fund the settlement. On March 12, 2018, the class settlement was approved by the Court.

Litigation (Successor). On March 1, 2017, Mustang Gas Products, LLC (“Mustang”) filed suit in the District Court of Kingfisher County, Oklahoma, against Oklahoma Energy Acquisitions, LP, and eight other entities, including us. Mustang alleges that (1) Mustang is a party to gas purchase agreements with Oklahoma Energy containing gas dedication covenants that burden land, leases and wells in Kingfisher County, Oklahoma, and (2) Oklahoma Energy, in concert with the other defendants, has wrongfully diverted gas sales to us in contravention of these agreements. Mustang asserts claims for declaratory judgment, anticipatory repudiation and breach of contract against Oklahoma Energy only. Mustang also claims tortious interference with contract, conspiracy and unjust enrichment/constructive trust against all defendants, including us. We believe that the allegations contained in this lawsuit are without merit and intend to vigorously defend ourselves.

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

Performance appreciation rights.  In the third quarter of 2014, we adopted the Alta Mesa Holdings, LP Amended and Restated Performance Appreciation Rights Plan (the “Plan”), effective September 24, 2014.  The Plan was intended to provide incentive compensation to key employees and consultants who make significant contributions to the Company.  Under the Plan, participants were granted performance appreciation rights (“PARs”) with a stipulated initial designated value. The Company accelerated the vesting and payment of all outstanding PARs in connection with the Business Combination with AMR as described in Note

5.  The value of the PARs that vested was approximately $10.9 million and such amount was recorded in G&A in the Successor Period.  Following the closing of the Business Combination, the Plan was terminated.

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

NOTE 14 — SIGNIFICANT RISKS AND UNCERTAINTIES

Our business makes us vulnerable to changes in wellhead prices of oil and natural gas. Historically, world-wide oil and natural gas prices and markets have been volatile, and may continue to be volatile in the future. Prices for oil and natural gas can fluctuate widely in response to relatively minor changes in the global and regional supply of and demand for oil and natural gas, as well as market uncertainty, economic conditions and a variety of additional factors. The duration and magnitude of changes in oil and natural gas prices cannot be predicted. Declines in oil and/or natural gas prices or any other unfavorable market conditions could have a material adverse effect on our financial condition and on the carrying value of our proved oil and natural gas reserves. Low prices may also reduce our cash available for distribution, acquisitions and for servicing our indebtedness. We mitigate some of this vulnerability by entering into oil, natural gas, and natural gas liquids price derivative contracts. See Note 9 — Derivative Financial Instruments for further details on derivatives.

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

NOTE 16 — EQUITY-BASED COMPENSATION (Successor)

Following the closing of the Business Combination, AMR adopted the Alta Mesa Resources, Inc. 2018 Long Term Incentive Plan (the “LTIP”).  A total of 50,000,000 shares of AMR’s Class A Common Stock were reserved for issuance under the LTIP.  The LTIP provides for the grant of stock options, including incentive stock options (“ISOs”), nonqualified stock options (“NSOs”), stock appreciation rights (“SARs”), restricted stock, dividend equivalents, restricted stock units (“RSUs”) and other stock-based awards in AMR’s Class A Common Stock.  Prior to the Business Combination, we did not have any equity-based compensation programs. Pursuant to the LTIP, certain grants of stock-based awards have been made to various employees of the Company since February 9, 2018.  During the Successor Period, we recognized non-cash stock-based compensation expense of $6.7 million resulting from stock options, restricted stock, and RSUs awards granted to our employees, which is included in general and administrative expense in the accompanying condensed consolidated statements of operations.  Historical amounts may not be representative of future amounts as the value of future awards may vary from historical amounts.

We recognize compensation expense on a straight-line basis for service-based grants to our employees over the vesting period.  The fair value of restricted stock awards and performance-based restricted stock units is determined based on the estimated fair market value of AMR’s Class A Common Stock on the date of grant. As provided in ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, the Company has elected to recognize actual forfeitures as they occur.

Stock options.  Options that have been granted under the LTIP expire seven years from the grant date and generally vest in one-third increments each year on the anniversary date following the date of grant, based on continued employment. The exercise price for an option granted under the LTIP may not be below the fair value of AMR’s Class A Common Stock on the grant date.

Information about outstanding stock options is summarized in the table below:
໿

	Successor
	Stock Options	Weighted Average Grant - Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of February 9, 2018	—	$—	—
Granted	4,704,433	4.45	—
Exercised	—	—	—
Forfeited or expired	(94,693)	4.52	—
Outstanding as of September 30, 2018	4,609,740	$4.44	6.4	$—
Exercisable as of September 30, 2018	—	$—	—	$—

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
February 9, 2018 Through September 30, 2018
Expected term (in years)	4.5
Expected stock volatility	64.6%
Dividend yield	—
Risk-free interest rate	2.4%

As of September 30, 2018, there was $16.2 million of unrecognized compensation cost related to non-vested stock options.  The Company expects to recognize that cost on a pro rata basis over a weighted average period of 2.4 years.

Restricted stock. Restricted stock granted to employees generally vests in one-third increments each year on the anniversary date following the date of grant, based on continued employment. Prior to vesting, no dividends are paid and the shares may not be traded.

The following table provides information about restricted stock awards granted during the Successor Period:
໿

	Successor
	Restricted Stock Awards	Weighted Average Grant Date Fair Value per share
Outstanding as of February 9, 2018	—	$—
Granted	1,658,756	7.77
Vested	—	—
Forfeited or expired	(42,086)	8.74
Outstanding as of September 30, 2018	1,616,670	$7.75

Compensation cost for restricted shares is based upon the grant-date market value of the award, recognized ratably over the applicable three-year vesting period, subject to the employee’s continued service.  Unrecognized compensation cost related to unvested restricted shares at September 30, 2018 was $10.1 million, which the Company expects to recognize over a weighted average remaining period of 2.5 years.

Restricted stock units. The Company also grants performance-based restricted stock units (“PSUs”) to key employees under the LTIP. PSUs granted during the period will vest over three years at 20% during the first year, 30% during the second year and 50% during the third year. The number of PSUs vesting each year will be based on the achievement of annual company-specified performance goals and objectives applicable to each respective year of vesting. Based on achievement of those goals and objectives, the number of PSUs that vest can range from 0% to 200% of the target grant applicable to each vesting period. For accounting purposes, the Company will only recognize PSUs granted when the specified performance thresholds for future periods have been established. For PSUs granted during the period February 9, 2018 to September 30, 2018, only the performance goals and objectives for 2018 have been established to date. Those 2018 performance goals are related to the Company achieving a specified level of EBITDAX for the period ended December 31, 2018.

The following summary provides information about the target number of PSUs granted during the Successor Period:

	Successor
	PSUs		Weighted Average Grant - Date Fair Value per unit
Outstanding as of February 9, 2018	—		$—
Granted	781,200		8.69
Vested	—		—
Forfeited or expired	(4,174)		8.45
Outstanding as of September 30, 2018	777,026	—	$8.69

As of September 30, 2018, there was no material unrecognized compensation cost related to the unvested PSUs.

NOTE 17 — RELATED PARTY TRANSACTIONS

On January 13, 2016, Alta Mesa’s wholly owned subsidiary Oklahoma Energy Acquisitions, LP (“Oklahoma Energy”) entered into a Joint Development Agreement, as amended on June 10, 2016 and December 31, 2016, (the “Joint Development Agreement”), with BCE-STACK Development LLC (“BCE”), a fund advised by Bayou City, to fund a portion of Alta Mesa’s drilling operations and to allow Alta Mesa to accelerate development of our STACK acreage.  The Joint Development Agreement, as amended, establishes a development plan of 60 wells in three tranches, and provides opportunities for the parties to potentially agree to an additional 20 wells.

Pursuant to the terms and provisions of the Joint Development Agreement, BCE committed to fund 100% of Alta Mesa’s working interest share up to a maximum average well cost of $3.2 million in drilling and completion costs per well for any tranche, subject to modifications or adjustments proposed and approved by the parties. We are responsible for any drilling and completion costs exceeding approved amounts. In exchange for the payment of drilling and completion costs, BCE receives 80% of our working interest in each wellbore, which BCE interest will be reduced to 20% of our initial working interest upon BCE achieving a 15% internal rate of return on the wells within a tranche and automatically further reduced to 12.5% of our initial interest upon BCE achieving a 25% internal rate of return.  Following the completion of each joint well, Alta Mesa and BCE will each bear its respective proportionate working interest share of all subsequent costs and expenses related to such joint well.  Mr. William McMullen, one of our former directors, is founder and managing partner of BCE. The approximate dollar value of the amount involved in this transaction, or Mr. McMullen’s interests in the transaction, depends on a number of factors outside his control and is not known at this time.  During the 2018 Predecessor Period, BCE advanced us approximately $39.5 million to drill wells under the Joint Development Agreement. As of September 30, 2018, 55 joint wells have been drilled or spudded. As of September 30, 2018 (Successor), and December 31, 2017 (Predecessor), $16.9 million and $23.4 million, respectively, of net advances remaining from BCE for their working interest share of the drilling and development costs arising under the Joint Development Agreement were included as “Advances from related party” in our consolidated balance sheets. BCE may request refunds of certain advances from time to time if funded wells previously on the drilling schedule were subsequently removed.

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

Effective June 1, 2018, we entered into a Marketing Services Agreement with ARM Energy Management, LLC (“AEM”) pursuant to which AEM markets our oil, natural gas and natural gas liquids and sells them under short-term contracts generally with month-to-month pricing based on published regional indices, with differentials for transportation, location and quality taken into account. AEM remits monthly collections on these sales to us, and receives a marketing fee. In addition, AEM markets our firm transportation on the ONEOK Gas Transportation, L.L.C. system for an asset management fee. The AM Contributor owns less than 10% of AEM. For the period from June 1, 2018 to September 30, 2018, we paid AEM $0.8 million for our share of the marketing fees.

NOTE 18 — SUBSIDIARY GUARANTORS

All of our wholly owned subsidiaries are guarantors under the terms of the senior notes and the Eighth A&R credit facility. Our condensed consolidated financial statements reflect the financial position of these subsidiary guarantors. As the parent company to these subsidiaries, we have no independent operations, assets, or liabilities. The guarantees are full and unconditional (except for customary release provisions) and joint and several.  Those subsidiaries which are not wholly owned by us and are not guarantors of our senior notes or our credit facility, are immaterial subsidiaries.  There are no restrictions on dividends, distributions, loans or other transfers of funds from the subsidiary guarantors to us.

NOTE 19 — SUBSEQUENT EVENTS

Sale of Produced Water Assets

Effective November 9, 2018, the Company sold its produced water assets, consisting of over 200 miles of produced water gathering pipelines, and related facilities and equipment, along with 20 produced water disposal wells, surface leases, easements and other agreements, net of related obligations, to a subsidiary of Kingfisher Midstream, LLC, a related party and wholly owned subsidiary of our parent, AMR, for a total purchase price of $90.0 million in cash, subject to normal acquisition adjustments. At

September 30, 2018, the net book value of long-lived assets associated with these operations totaled $86.9 million. In conjunction with the sale, the Company entered into a new fifteen-year water gathering and disposal agreement with Kingfisher Midstream.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. In addition, such analysis should be read in conjunction with the consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Annual Report”).  The following discussion and analysis contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the volatility of oil and natural gas prices, production timing and volumes, estimates of proved reserves, operating costs and capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed in “Cautionary Statement Regarding Forward-Looking Statements,” at the beginning of this Quarterly Report and in our 2017 Annual Report, particularly in the section titled “Risk Factors,” all of which are difficult to predict. As a result of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur.

Overview

Alta Mesa Holdings, LP and its subsidiaries (“we,” “us,” “our,” the “Company,” and “Alta Mesa”) is an independent exploration and production company focused on the acquisition, development, exploration and exploitation of unconventional onshore oil and natural gas reserves in the eastern portion of the Anadarko Basin in Oklahoma. Our activities are primarily directed at the horizontal development of an oil and liquids-rich resource play in an area of the basin commonly referred to as the Sooner Trend Anadarko Basin Canadian and Kingfisher County (“STACK”). We maintain operational control of the majority of our properties, either through directly operating them or through operating arrangements with other interest owners.

As of September 30, 2018, we have assembled a highly contiguous position of approximately 134,000 net acres in the up-dip, naturally-fractured oil portion of the STACK, primarily in eastern Kingfisher County and Major County, Oklahoma. Our drilling locations primarily target the Osage, Meramec and Oswego formations. We continue to acquire acreage within and adjacent to our acreage footprint with the goal of operating the drilling, completion and production operations in such locations. At present, we are operating nine horizontal drilling rigs in the STACK.

Additional information relating to the acquisition of Alta Mesa by Alta Mesa Resources, Inc. and certain other transactions that occurred on February 9, 2018, may be found in Note 5 — Business Combination of the Notes to Condensed Consolidated Financial Statements. Immediately prior to the closing of the business combination described in Note 5, we also distributed our non-STACK assets and related liabilities to High Mesa Holdings, LP (the “AM Contributor”), which is more fully described in Note 7 — Discontinued Operations (Predecessor) of the Notes to Condensed Consolidated Financial Statements, relating to discontinued operations.

Outlook, Market Conditions and Commodity Prices

Our revenue, profitability and future growth rate depend on many factors, particularly the prices of oil, natural gas and natural gas liquids, which are beyond our control.  The success of our business is significantly affected by the price of oil due to our current focus on development of oil reserves and exploration for oil.

Factors affecting oil prices include worldwide economic conditions; geopolitical activities in various regions of the world; worldwide supply and demand conditions; weather conditions; actions taken by the Organization of Petroleum Exporting Countries; and the value of the U.S. dollar in international currency markets. Commodity prices remain unpredictable and it is uncertain whether the increase in market prices experienced in recent months will be sustained.  As a result, we cannot accurately predict future commodity prices and, therefore, cannot determine with any degree of certainty what effect increases or decreases in these prices will have on our capital expenditures, production volumes or revenues.  If oil, natural gas and NGLs prices were to significantly decrease, such decreases could have a material adverse effect on our financial condition, the carrying value of our oil and natural gas properties, our proved reserves and our ability to finance operations, including the amount of our borrowing capacity under the Eighth A&R credit facility.  The following tables set forth the average New York Mercantile Exchange prices for oil and natural gas for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018	2017	Change	%
Average NYMEX daily prices:
Oil (per bbl)	$69.43	$48.20	$21.23	44%
Natural gas (per MMBtu)	$2.87	$2.95	$(0.08)	(3)%

	Nine Months Ended September 30,
	2018	2017	Change	%
Average NYMEX daily prices:
Oil (per bbl)	$66.73	$49.36	$17.37	35%
Natural gas (per MMBtu)	$2.85	$3.05	$(0.20)	(7)%

Our derivative contracts are reported at fair value on our condensed consolidated balance sheets and are sensitive to changes in the price of oil, natural gas and NGLs. Changes in our derivative assets and liabilities are reported in our condensed consolidated statements of operations as “Gain (loss) on derivative contracts”, which include both the non-cash increase or decrease in the fair value of derivative contracts, as well as the effect of cash settlements of derivative contracts during the period. For the three months ended September 30, 2018 (Successor), we recognized a net loss on our derivative contracts of $11.2 million, which includes $13.9 million in cash settlements paid for derivative contracts. We recognized a net loss on our derivative contracts of $63.1 million in the Successor Period, which includes $32.8 million in cash settlements paid for derivative contracts. The objective of our hedging program is to produce, over time, relative revenue stability. However, in the short term, both settlements and fair value changes in our derivative contracts can significantly impact our results of operations, and we expect these gains and losses to continue to reflect the impact of changes in oil and natural gas prices.

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

During the three months ended September 30, 2018, we brought 53 operated horizontal wells on production of which two were funded through our joint development agreement with BCE-STACK Development LLC (“BCE”).  We had 38 operated horizontal wells in progress as of September 30, 2018, of which three were funded through our joint development agreement with BCE.  As of November 1, 2018, 16 of the 38 operated horizontal wells in progress as of September 30, 2018 were on production.

As of September 30, 2018, we had eight drilling rigs concurrently operating in the STACK focused on drilling wells targeting oil production and/or Company-owned saltwater disposal wells.  At the beginning of November 2018, we had nine drilling rigs operating in the STACK.  We plan to continue targeting the Mississippian-age Osage, Meramec, and Manning formations and the Pennsylvanian-age Oswego formation with horizontal drilling.  We will also participate in other horizontal wells as a non-operator, primarily targeting the Oswego Lime, Meramec and Osage formations.

Production from our STACK assets was as follows:

	Successor	Predecessor	Successor	Predecessor
	Three	Three	February 9, 2018	January 1, 2018	Nine
	Months Ended	Months Ended	Through	Through	Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	February 8, 2018	September 30, 2017
Average, net to our interest (MBOE/d)	33.4	20.4	28.5	23.4	20.1

Percentage of oil	50%	50%	50%	54%	50%
Percentage of NGLs	22%	17%	22%	17%	17%
Percentage of oil and NGLs	72%	67%	72%	71%	67%

As described in Note 19, on November 9, 2018, the Company sold its produced water assets, consisting of over 200 miles of produced water gathering pipelines, and related facilities and equipment, along with 20 produced water disposal wells, surface leases, easements and other agreements, net of related obligations, to a subsidiary of Kingfisher Midstream, LLC, a related party and wholly owned subsidiary of our parent, AMR, for a total purchase price of $90.0 million in cash, subject to normal acquisition adjustments. In conjunction with the sale, the Company entered into a new fifteen-year water gathering and disposal agreement with Kingfisher Midstream.

Results of Operations

For the Three Months Ended September 30, 2018 (Successor) Compared to Three Months Ended September 30, 2017 (Predecessor)

The tables included below set forth financial information for the three months ended September 30, 2018 (Successor) and September 30, 2017 (Predecessor).  The amounts below exclude operating results related to discontinued operations.

Revenues

Our oil, natural gas and NGLs revenues vary as a result of changes in commodity prices and production volumes. The following table summarizes our E&P revenues and production data for the periods presented:໿
໿

	Successor	Predecessor
	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
Net sales revenues (in thousands, except per unit data)
Oil sales	$107,253	$44,201
Natural gas sales	11,959	9,583
Natural gas liquids sales	13,880	7,548
Total net sales revenues	$133,092	$61,332

Net production:
Oil (Mbbls)	1,539	938
Natural gas (MMcf)	5,116	3,729
NGLs (Mbbls)	685	322
Total (MBoe)	3,077	1,881

Average net daily production volume:
Oil (Mbbls/d)	16.7	10.2
Natural gas (MMcf/d)	55.6	40.5
NGLs (Mbbls/d)	7.4	3.5
Total (MBoe/d)	33.4	20.4

Average sales prices:
Oil (per bbl)	$69.67	$47.15
Effect of derivative settlements on average price (per bbl)	(8.88)	0.99
Oil, net of hedging (per bbl)	$60.79	$48.14
Percentage of unhedged realized oil price to NYMEX	100%	98%

Natural gas (per Mcf)	$2.34	$2.57
Effect of derivative settlements on average price (per Mcf)	(0.04)	0.27
Natural gas, net of hedging (per Mcf)	$2.30	$2.84
Percentage of unhedged realized natural gas. price to NYMEX	82%	87%

Natural gas liquids (per bbl)	$20.26	$23.44
Effect of derivative settlements on average price (per bbl)	—	(1.24)
Natural gas liquids, net of hedging (per bbl)	$20.26	$22.20
Percentage of unhedged realized oil price to NYMEX	29%	49%

Oil revenues were 81% and 72% of our total net sales revenues for the three months ended September 30, 2018 (Successor) and 2017 (Predecessor), respectively. Oil revenues for the three months ended September 30, 2018 (Successor) increased approximately $63.1 million, or 143%, as compared to the three months ended September 30, 2017 (Predecessor) due to higher average prices and an increase in production. The higher average prices are tied to the overall increase in oil commodity prices as discussed above.  The increase in production for the three months ended September 30, 2018 (Successor) was due to an increase in wells drilled and new wells on production, as compared to the same period in 2017. Oil production was 50% and 50% of total BOE production volume for the three months ended September 30, 2018 (Successor) and 2017 (Predecessor), respectively.

Natural gas revenues were 9% and 16% of our total net sales revenues for the three months ended September 30, 2018 (Successor) and 2017 (Predecessor), respectively. Natural gas revenues for the three months ended September 30, 2018 (Successor) increased approximately $2.4 million, or 25%, as compared to September 30, 2017 (Predecessor) due to an increase in production, partially offset by lower average prices. Natural gas production was 28% and 33% of total BOE production volume for the three months ended September 30, 2018 (Successor) and 2017 (Predecessor), respectively. The lower average prices are tied to the overall decrease in natural gas commodity prices as discussed above.

Natural gas liquids revenues were 10% and 12% of our total net sales revenues for the three months ended September 30, 2018 (Successor) and 2017 (Predecessor), respectively. Natural gas liquids revenues for the three months ended September 30, 2018 (Successor) increased approximately $6.3 million, or 84%, as compared to September 30, 2017 (Predecessor) due to an increase in production, partially offset by lower prices. Natural gas liquids production was 22% and 17% of total BOE production volume for the three months ended September 30, 2018 (Successor) and 2017 (Predecessor), respectively. The increase in production volume was primarily due to (i) increased BOE production of oil and natural gas and (ii) an amended contract, commencing in the second quarter of 2018, which allows for a greater recovery of ethane.

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

	Successor	Predecessor
	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
Gain (loss) on derivative contracts (in thousands):
Oil	$(13,663)	$925
Natural gas	(204)	994
Natural gas liquids	—	(398)
Total cash settlements	(13,867)	1,521
Valuation changes	2,655	(11,989)
Total gain (loss) on derivative contracts	$(11,212)	$(10,468)

Operating Expenses

The following table summarizes selected operating expenses for the periods indicated:
໿

	Successor	Predecessor
	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
Operating expenses (in thousands, except per BOE data):
Lease operating expense	$16,351	$10,407
Marketing and transportation expense	15,820	8,314
Production taxes	6,311	1,262
Workover expense	1,065	1,441
Depreciation, depletion and amortization expense	45,623	24,159

Production cost per BOE:
Lease operating expense	$5.31	$5.53
Marketing and transportation expense	5.14	4.42
Production taxes	2.05	0.67
Workover expense	0.35	0.77
Depreciation, depletion and amortization expense	14.83	12.84

Lease operating expense primarily consists of costs related to compression, chemicals, fuel, power and water and associated labor. Lease operating expense for the three months ended September 30, 2018 (Successor) increased approximately $5.9 million, or 57%, as compared to the three months ended September 30, 2017 (Predecessor), primarily due to increased costs associated with salt water disposal and additional wells drilled. The decrease in cost per BOE was primarily due to increased NGL production resulting from higher plant recovery rates and from an amended contract which allows for a greater recovery of ethane, commencing in the second quarter of 2018. See Note 17 — Related Party Transactions for further detail.

Marketing and transportation expense represents throughput for our properties in the STACK primarily at the Kingfisher processing facility. Marketing and transportation expense for the three months ended September 30, 2018 (Successor) increased approximately $7.5 million or 90%, as compared to September 30, 2017 (Predecessor), primarily due to higher volumes flowing from our operated wells into the Kingfisher plant. The fee we pay per unit reflects the firm processing capacity at the plant, as well as firm transport for our residue gas at the tailgate of the plant.

Production taxes for the three months ended September 30, 2018 (Successor) increased approximately $5.0 million, or 400%, as compared to the three months ended September 30, 2017 (Predecessor), primarily due to an increase in oil and natural gas liquids revenue and an increase in the severance tax rate effective in the third quarter of 2018.

Workover expenses associated with maintenance and remedial efforts to increase production decreased approximately $0.4 million during the three months ended September 30, 2018 (Successor), as compared to the three months ended September 30, 2017 (Predecessor), primarily due to the timing and extent of related projects during each period.

Depreciation, depletion and amortization expense was higher on a per BOE basis for the three months ended September 30, 2018 (Successor) as compared to the three months ended September 30, 2017 (Predecessor), primarily due to an increase in capital spending and in production in relation to current reserves.
໿
໿

	Successor	Predecessor
	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
Exploration expense (in thousands):
Geological and geophysical costs	$947	$1,203
Exploration expense	149	2,445
Loss on ARO settlement	(67)	1
Total exploration expense	$1,029	$3,649

Exploration expense consists primarily of geological and geophysical personnel and data costs, lease rental expenses, expired leases, dry hole costs and settlements of asset retirement obligations (“ARO”) in excess of recorded estimates.  Total exploration expense decreased $2.6 million, primarily due to a decrease in expired leaseholds of $2.3 million that were recognized in the Predecessor period.

	Successor	Predecessor
	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
General and administrative expenses (in thousands):
Equity-based compensation expense	$325	$—
General and administrative expenses	7,593	17,445
Total general and administrative expenses	$7,918	$17,445

General and administrative expense (“G&A”). For the three months ended September 30, 2018 (Successor), G&A decreased approximately $9.5 million, or 55%, as compared to the three months ended September 30, 2017 (Predecessor), primarily due to (i) lower legal costs associated with a 2017 legal settlement of $4.7 million, (ii) lower costs related to non-recurring consulting fees attributable to the Contribution Agreement with SRII Opco of approximately $2.5 million incurred during the third quarter of 2017 and (iii) a reduction in employee incentive compensation expense during the three months ended September 30, 2018 as compared to the Predecessor Period.

Other Income (Expense)

	Successor	Predecessor
	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
Interest expense (in thousands):
Senior secured revolving credit facility	$528	$3,139
Senior unsecured notes	8,613	10,187
Other	1,867	219
Total interest expense	$11,008	$13,545

Interest expense.  For the three months ended September 30, 2018 (Successor), interest expense decreased $2.5 million, or 19%, as compared to the three months ended September 30, 2017 (Predecessor), primarily due to (i) lower interest on the Eighth A&R credit facility of $2.6 million, resulting from the repayment of our predecessor senior secured revolving credit facility in connection with the Business Combination, and (ii) bond premium amortization of $1.2 million. These decreases were partially offset by the increase in other interest expense of $1.2 million related our joint development agreement with BCE.

For the Periods from February 9, 2018 Through September 30, 2018 (Successor) and January 1, 2018 Through February 8, 2018 (Predecessor) Compared to the Nine Months Ended September 30, 2017 (Predecessor)

The tables included below set forth financial information for the Successor Period, the 2018 Predecessor Period and the 2017 Predecessor Period which are distinct reporting periods as a result of the Business Combination.  The amounts below exclude operating results related to discontinued operations.

Revenues

Our oil, natural gas and NGLs revenues vary as a result of changes in commodity prices and production volumes. The following table summarizes our revenues and production data for the periods presented:໿
໿

	Successor	Predecessor
	February 9, 2018 Through September 30, 2018	January 1, 2018 Through February 8, 2018	Nine Months Ended September 30, 2017
Net sales revenues (in thousands, except per unit data)
Oil sales	$222,822	$30,972	$133,489
Natural gas sales	25,149	4,276	29,816
Natural gas liquids sales	28,835	4,000	21,201
Total net sales revenues	$276,806	$39,248	$184,506

Net production:
Oil (Mbbls)	3,313	494	2,783
Natural gas (MMcf)	11,308	1,609	10,732
NGLs (Mbbls)	1,462	151	911
Total (MBoe)	6,660	914	5,483

Average net daily production volume:
Oil (Mbbls/d)	14.2	12.7	10.2
Natural gas (MMcf/d)	48.3	41.2	39.3
NGLs (Mbbls/d)	6.2	3.9	3.3
Total (MBoe/d)	28.5	23.4	20.1

Average sales prices:
Oil (per bbl)	$67.26	$62.68	$47.97
Effect of derivative settlements on average price (per bbl)	(10.02)	(6.44)	0.30
Oil, net of hedging (per bbl)	$57.24	$56.24	$48.27
Percentage of unhedged realized oil price to NYMEX	100%	99%	97%

Natural gas (per Mcf)	$2.22	$2.66	$2.78
Effect of derivative settlements on average price (per Mcf)	0.03	0.94	0.16
Natural gas, net of hedging (per Mcf)	$2.25	$3.60	$2.94
Percentage of unhedged realized natural gas price to NYMEX	79%	87%	91%

Natural gas liquids (per bbl)	$19.72	$26.41	$23.27
Effect of derivative settlements on average price (per bbl)	—	—	(0.87)
Natural gas liquids, net of hedging (per bbl)	$19.72	$26.41	$22.40
Percentage of unhedged realized oil price to NYMEX	29%	42%	47%

Oil revenues were 81%, 79% and 72% of our total net sales revenues for the Successor Period, the 2018 Predecessor Period and the 2017 Predecessor Period, respectively. Oil revenues for the Successor Period and the 2018 Predecessor Period increased compared to the 2017 Predecessor Period due to higher average prices and an increase in production in 2018. The higher average prices are tied to the overall increase in oil commodity prices as discussed above.  The increase in production in 2018 was due to an increase in wells drilled and new wells on production. Oil production was approximately 50%, 54% and 50% of total BOE production volume in the Successor Period, the 2018 Predecessor Period and the 2017 Predecessor Period, respectively.

Natural gas revenues were 9%, 11% and 16% of our total net sales revenues for the Successor Period, the 2018 Predecessor Period and the 2017 Predecessor Period, respectively. Natural gas revenues for the Successor Period and the 2018 Predecessor Period decreased slightly compared to the 2017 Predecessor Period due to lower average prices, partially offset by an increase in production in 2018. The lower average prices are tied to the overall decrease in natural gas commodity prices as discussed above. Natural gas production was approximately 28%, 29% and 33% of total BOE production volume for the Successor Period, the 2018 Predecessor Period and the 2017 Predecessor Period, respectively.

Natural gas liquid revenues were 10%, 10% and 12% of our total net sales revenues for the Successor Period, the 2018 Predecessor Period and the 2017 Predecessor Period, respectively. Natural gas liquid revenues for the Successor Period and the 2018 Predecessor Period increased compared to the 2017 Predecessor Period due to an increase in production during the period, partially offset by lower average prices. Natural gas liquids production was approximately 22%, 17% and 17% of total BOE production volume for the Successor Period, the 2018 Predecessor Period and the 2017 Predecessor Period, respectively. The increase in production volume was primarily due to (i) increased BOE production of oil and natural gas and (ii) an amended contract, commencing in the second quarter of 2018, which allows for a greater recovery of ethane.

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

	Successor	Predecessor
	February 9, 2018 Through September 30, 2018	January 1, 2018 Through February 8, 2018	Nine Months Ended September 30, 2017
Gain (loss) on derivative contracts (in thousands):
Oil	$(33,190)	$(3,184)	$846
Natural gas	354	1,523	1,719
Natural gas liquids	—	—	(790)
Total cash settlements	(32,836)	(1,661)	1,775
Valuation changes	(30,241)	8,959	36,249
Total gain (loss) on derivative contracts	$(63,077)	$7,298	$38,024

Operating Expenses

The following table summarizes selected operating expenses for the periods indicated:
໿

	Successor	Predecessor
	February 9, 2018 Through September 30, 2018	January 1, 2018 Through February 8, 2018	Nine Months Ended September 30, 2017
Operating expenses (in thousands, except per BOE data):
Lease operating expense	$37,347	$4,485	$32,897
Marketing and transportation expense	32,608	3,725	20,486
Production taxes	10,332	953	3,712
Workover expense	2,643	423	3,131
Depreciation, depletion and amortization expense	83,068	11,784	63,247

Production cost per BOE:
Lease operating expense	$5.61	$4.91	$6.00
Marketing and transportation expense	4.90	4.08	3.74
Production taxes	1.55	1.04	0.68
Workover expense	0.40	0.46	0.57
Depreciation, depletion and amortization expense	12.47	12.89	11.54

Lease operating expense primarily consists of costs related to compression, chemicals, fuel, power and water and associated labor. Lease operating expense for the Successor Period and the 2018 Predecessor Period increased compared to the 2017 Predecessor Period due to increased costs associated with salt water disposal and additional wells drilled. The lease operating expense cost per BOE for the Successor Period and 2018 Predecessor Period was lower as compared to the 2017 Predecessor Period primarily due to increased NGL production resulting from higher BOE production of oil and natural gas and from an amended contract which allows for a greater recovery of ethane, commencing in the second quarter of 2018.  See Note 17 — Related Party Transactions for further detail.

Marketing and transportation expense represents throughput for our properties in the STACK primarily at the Kingfisher processing facility. The increase is primarily due to higher volumes flowing from our operated wells into the Kingfisher plant. The fee we pay per unit reflects the firm processing capacity at the plant, as well as firm transport for our residue gas at the tailgate of the plant.

Production taxes for the Successor Period and 2018 Predecessor Period are higher as compared to the 2017 Predecessor Period primarily due to the increase in oil and natural gas liquids revenue and an increase in the severance tax rate effective in the third quarter of 2018.

Workover expenses associated with maintenance and remedial efforts to increase production decreased slightly for the Successor Period and 2018 Predecessor Period, as compared to the 2017 Predecessor Period primarily due to the timing and extent of related projects during each period.

Depreciation, depletion and amortization expense was higher on a per BOE basis for the Successor Period as compared to the 2018 Predecessor Period and the 2017 Predecessor Period, primarily due to an increase in capital spending and in production in relation to current reserves.

໿

	Successor	Predecessor
	February 9, 2018 Through September 30, 2018	January 1, 2018 Through February 8, 2018	Nine Months Ended September 30, 2017
Exploration expense (in thousands):
Geological and geophysical costs	$2,537	$2,440	$4,783
Exploratory dry hole costs	—	(45)	—
Exploration expense	10,931	1,179	7,068
Loss on ARO settlements	599	59	37
Total exploration expense	$14,067	$3,633	$11,888

Exploration expense consists primarily of geological and geophysical personnel and data costs, lease rental expenses, expired leases, dry hole costs and settlements of asset retirement obligations in excess of recorded estimates.  Total exploration expense for the Successor Period and the 2018 Predecessor Period increased compared to the 2017 Predecessor Period, primarily due to an increase in expired leaseholds of $5.2 million.
໿

	Successor	Predecessor
	February 9, 2018 Through September 30, 2018	January 1, 2018 Through February 8, 2018	Nine Months Ended September 30, 2017
General and administrative expense (in thousands):
Equity-based compensation expense	$6,714	$—	$—
General and administrative expenses	50,474	24,352	35,474
Total general and administrative expenses	$57,188	$24,352	$35,474

General and administrative expense includes non-cash charges for equity-based compensation awards in the Successor Period.  See Note 16 — Equity-Based Compensation (Successor) for further detail on equity-based compensation awards granted during the Successor Period. No such awards were made during the Predecessor Periods.  G&A expenses for the Successor Period and the 2018 Predecessor Period included $25.7 million and $17.0 million, respectively, of transaction expenses primarily attributable to the consummation of the Business Combination.

Other Income (Expense)

	Successor	Predecessor
	February 9, 2018 Through September 30, 2018	January 1, 2018 Through February 8, 2018	Nine Months Ended September 30, 2017
Interest expense (in thousands):
Senior secured revolving credit facility	$608	$867	$6,880
Senior unsecured notes	22,148	3,399	30,534
Other	3,809	1,245	751
Total interest expense	$26,565	$5,511	$38,165

Interest expense.  Interest expense in the Successor Period includes amortization of our deferred financing cost related to the Eighth A&R credit facility, interest on our senior unsecured notes, net of bond premium amortization of $3.3 million, and other interest, such as commitment fees and interest expense related our joint development agreement with BCE. The amounts outstanding under the previous revolving credit facility during the Predecessor Periods were repaid in full at the time of the Business Combination.

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

Our future drilling plans, plans of our drilling operators and capital budgets are subject to change based upon various factors, some of which are beyond our control, including drilling results, oil and natural gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, actions of our operators, gathering system and pipeline transportation constraints and regulatory approvals. A deferral of planned capital expenditures, particularly with respect to drilling and completing new wells, could result in a reduction in anticipated production, revenues and cash flows. Additionally, if we curtail our drilling program, we may lose a portion of our acreage through lease expirations. However, since a large percentage of our acreage is held for production, we have the ability to materially increase or decrease our drilling and recompletion budget in response to market conditions with decreased risk of losing significant acreage. In addition, we may be required to reclassify some portion of our reserves currently booked as proved undeveloped reserves to no longer be considered proved reserves if such a deferral of planned capital expenditures means we will be unable to develop such reserves within five years of their initial booking.

We strive to maintain financial flexibility and may access the debt or equity capital markets as necessary to facilitate drilling on our large undeveloped acreage position and permit us to selectively expand our acreage position. In the event our cash flows are materially less than anticipated and other sources of capital we historically have utilized are not available on acceptable terms, we may curtail our capital spending.

We expect to fund our capital budget for the remainder of 2018 predominantly with cash flows from operations, borrowings under the Eighth A&R credit facility and drilling and completion capital funded through our joint development agreement with BCE. As we execute our business strategy, we will continually monitor the capital resources available to meet future financial obligations and planned capital expenditures. We believe our cash flows provided by operating activities, cash on hand and availability under the Eighth A&R credit facility will provide us with the financial flexibility and wherewithal to meet our cash requirements, including normal operating needs, and to pursue our currently planned and future development activities. However, future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices, and significant additional capital expenditures will be required to more fully develop our properties and acquire additional properties.  We cannot assure you that operations and other needed capital will be available on acceptable terms, or at all.

Senior Unsecured Notes

We have $500 million in aggregate principal amount of 7.875% senior unsecured notes (the “senior notes”), which were issued at par by us and our wholly owned subsidiary Alta Mesa Finance Services Corp. during the fourth quarter of 2016.  The senior notes were issued in a private placement but were exchanged for substantially identical registered senior notes in November 2017.

The senior notes will mature on December 15, 2024, and interest is payable semi-annually on June 15 and December 15 of each year. As described further in Note 11 of the Notes to Condensed Consolidated Financial Statements, we may, from time to time, redeem certain amounts of the outstanding senior notes at specified amounts in relation to the principal balance of the notes redeemed.

As of September 30, 2018, we were in compliance with the indentures governing the senior notes.

Senior Secured Revolving Credit Facility

In connection with the consummation of the Business Combination, all indebtedness at that time under the senior secured revolving credit facility was repaid in full.  On February 9, 2018, we entered into the Eighth A&R credit facility with Wells Fargo Bank, National Association, as the administrative agent. The Eighth A&R credit facility, which will mature on February 9, 2023, is for an aggregate of $1.0 billion with a current borrowing base of $400.0 million. The Eighth A&R credit facility does not permit us to borrow funds if at the time of such borrowing we are not in compliance with the financial covenants set forth in the Eighth A&R credit facility. As of September 30, 2018, we have $80.0 million of borrowings under the Eighth A&R credit facility and have $21.9 million of outstanding letters of credit, leaving a total borrowing capacity of $298.1 million available for future use.

On November 13, 2018, the remaining amount available under the Eighth A&R credit facility totaled $270.1 million reflecting borrowings for capital spending and working capital needs, net of proceeds received from the sale of the produced water assets from the Company to a subsidiary of Kingfisher Midstream, LLC as described further in Note 19 of the Notes to Condensed Consolidated Financial Statements.

As of September 30, 2018, we were in compliance with the financial ratios specified in the Eight A&R credit facility.

Cash flow provided by operating activities

Cash provided by operating activities was $15.5 million, $26.5 million and $56.3 million for the Successor Period, the 2018 Predecessor Period and the 2017 Predecessor Period, respectively.  Cash-based items of net income (loss) including revenues (exclusive of unrealized commodity gains or losses), operating expenses and taxes, general and administrative expenses, and the cash portion of our interest expense were approximately $88.2 million, $(2.4) million, and $65.8 million for the Successor Period, 2018 Predecessor Period and the 2017 Predecessor Period, respectively.  Changes in working capital and other assets and liabilities resulted in a decrease in cash of $72.8 million and $9.5 million for the Successor Period and the 2017 Predecessor Period, respectively.  Changes in working capital and other assets and liabilities during the 2018 Predecessor Period resulted in an increase in cash of approximately $28.9 million.

Cash flow used in investing activities

Investing activities used cash for capital expenditures for property and equipment of approximately $489.0 million, $38.1 million and $244.3 million for the Successor Period, the 2018 Predecessor Period and the 2017 Predecessor Period, respectively. During the 2017 Predecessor Period, cash used for acquisitions totaled $55.2 million. Additionally, during the 2017 Predecessor Period, we entered into an interest bearing promissory note receivable with our affiliate Northwest Gas Processing, LLC for approximately $1.5 million.

Cash flow provided by financing activities

Cash provided by financing activities was $472.9 million, $16.9 million and $242.1 million for the Successor Period, the 2018 Predecessor Period and the 2017 Predecessor Period, respectively. The Successor Period included capital contributions totaling $560.3 million and proceeds from the issuance of long-term debt totaling $80.0 million, offset by repayments on the Alta Mesa senior secured revolving facility totaling $134.1 million, capital distribution of $32.0 million and incurred deferred financing costs of $1.4 million. The 2018 Predecessor Period included proceeds from the issuance of long-term debt totaling $60.0 million, offset by repayments of long-term debt totaling $43.0 million. The 2017 Predecessor Period included proceeds from the issuance of long-term debt totaling $286.1 million and capital contributions totaling $207.9 million, partially offset by repayments of long-term debt totaling $251.6 million.

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

The fair value of our commodity derivative contracts at September 30, 2018 was a net liability of $41.5 million. A 10% increase or decrease in oil, natural gas and natural gas liquids prices with all other factors held constant would result in a decrease or increase, respectively, in the estimated fair value (generally correlated to our estimated future net cash flows from such instruments) of our commodity derivative contracts of approximately $27.6 million (decrease in value) or $31.2 million (increase in value), respectively, as of September 30, 2018.

We are subject to interest rate risk on our variable interest rate borrowings. Although in the past we have used interest rate swaps to mitigate the effect of fluctuating interest rates on interest expense, we currently have no open interest rate derivative contracts.  A 1% increase in interest rates would increase interest expense on our Eighth A&R credit facility by $0.8 million, based on the balance outstanding at September 30, 2018.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

The internal controls over financial reporting that existed prior to the Business Combination were reviewed by management in anticipation of the Business Combination. Subsequent to the Business Combination, our parent company, AMR, has continued to analyze, evaluate and, where appropriate, make changes in controls and procedures in a manner commensurate with the size, complexity and scale of its operations subsequent to the Business Combination. Other than such changes and enhancements, there have been no material changes in our internal control over financial reporting during the three months ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

See Part I, Item 1, Note 13 — Commitments and Contingencies to our condensed consolidated financial statements, which is incorporated in this item by reference.

ITEM 1A. Risk Factors

We are subject to certain risks and hazards due to the nature of the business activities we conduct. For a discussion of these risks, see “Item 1A. Risk Factors” in the 2017 Annual Report. There have been no material changes with respect to the risk factors disclosed in the 2017 Annual Report during the quarter ended September 30, 2018.

ITEM 5. Other Information

On November 13, 2018, Michael A. McCabe, Chief Financial Officer and Assistant Secretary, announced his plans to retire following more than 12 years of service. Mr. McCabe will remain with the Company to help ensure an orderly transition until the earlier of March 31, 2019 or a date to be determined by the Company. In connection with his departure, the Company has entered into a Separation Agreement with Mr. McCabe pursuant to which he is entitled to (i) vesting acceleration for his outstanding awards under the Company’s 2018 Long-Term Incentive Plan, (ii) 150% of his base salary in effect on the separation date, (iii) 150% of the greater of (x) his target bonus or (y) the amount of bonus paid for the year immediately preceding the year containing the separation date, and (iv) a lump sum payment of approximately $117,000, in each case in exchange for certain waivers and releases for the Company’s benefit. Mr. McCabe will also receive certain other benefits, such as continued coverage pursuant to the consolidated omnibus budget reconciliation Act of 1985, as set forth in the separation agreement. These payments will be paid to Mr. McCabe upon his departure.

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

10.1*
Master Assignment, Increase Agreement and Amendment No. 1 to Credit Agreement dated as of May 14, 2018 to the Eighth Amended and Restated Credit Agreement dated as of February 9, 2018, among Alta Mesa Holdings, LP, as borrower, Wells Fargo Bank, National Association, as administrative agent for the Lenders and as issuing Lender, the Lenders listed therein and Barclays Bank PLC.

10.2*
Amendment No. 2 to Credit Agreement dated as of August 13, 2018 to the Eighth Amended and Restated Credit Agreement dated as of February 9, 2018, among Alta Mesa Holdings, LP, as borrower, Wells Fargo Bank, National Association, as administrative agent for the Lenders and as issuing lender and the Lenders listed therein.

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

ALTA MESA HOLDINGS, LP
(Registrant)

	By:	ALTA MESA HOLDINGS GP, LLC, its
November 14, 2018		general partner

	By:	/s/ Harlan H. Chappelle
Harlan H. Chappelle
President and Chief Executive Officer
November 14, 2018
	By:	/s/ Michael A. McCabe
Michael A. McCabe
Vice President and Chief Financial Officer