Form 10-Q
period 2019-03-31
Alta Mesa Holdings, LP
filed 2019-06-13
CIK 1518403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________
FORM 10-Q
_____________________________________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to___
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Glossary of Terms

The definitions and abbreviations set forth below apply to the indicated terms throughout this filing.

2024 Notes -	$500 million aggregate principal amount of 7.875% senior unsecured notes due December 2024.
Alta Mesa RBL -	Alta Mesa Eighth Amended and Restated Credit Agreement with Wells Fargo Bank, National Association, as administrative agent.
Basin -	A large natural depression on the earth’s surface in which sediments generally brought by water accumulate.
bbl -	One stock tank barrel, of 42 U.S. gallons liquid volume, used herein to describe volumes of crude oil, condensate or natural gas liquids.
bbld -	Barrels per day.
Bcf -	One billion cubic feet of natural gas.
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

Boe -
One barrel of oil equivalent is determined using the ratio of six Mcf of natural gas to one barrel of oil, condensate or natural gas liquids. The ratio of six Mcf of natural gas to one Bbl of oil or natural gas liquids is commonly used in our business and represents the approximate ratio at energy content, and does not represent the price equivalency of natural gas to oil or natural gas liquids.

Boed -	One Boe per day.
Btu or British Thermal Unit -	The quantity of heat required to raise the temperature of one pound of water by one degree Fahrenheit.
Completion -	The process of treating a drilled well followed by the installation of permanent equipment for the production of natural gas or oil.
Condensate -	A mixture of hydrocarbons that exists in the gaseous phase at original reservoir temperature and pressure, but that, when produced, is in the liquid phase at surface pressure and temperature.
DD&A -	Depreciation, depletion and amortization.
Developed acreage -	The number of acres that are allocated or assignable to productive wells or wells capable of production.
Developed oil and natural gas reserves -
Developed oil and natural gas reserves are reserves that can be expected to be recovered; through existing wells with existing equipment and operating methods or in which the cost of the related equipment is relatively minor compared to the cost of a new well.

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

Dry hole -	A well found to be incapable of producing hydrocarbons in commercial quantities.
Dry hole costs -	Costs incurred in drilling an unsuccessful well, including plugging and abandonment costs.
Dth -	A dekatherm is a unit of energy used primarily to measure natural gas and is equal to 1,000,000 Btu.
Dthd -	1,000,000 Btu per day.
EBITDAX -	Earnings before interest, taxes, depreciation, depletion, amortization and exploration expenses.
Enhanced recovery -
The recovery of oil and natural gas through the injection of liquids or gases into the reservoir, supplementing its natural energy. Enhanced recovery methods are often applied when production slows due to depletion of the natural pressure.

i

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

Gross acres or gross wells -	The total acres or wells in which a working interest is owned.
Held by production -	Acreage covered by mineral leases that perpetuates a company’s right to operate a property usually requiring production to be maintained at a minimum paying quantity of production.
Horizontal drilling -	A drilling technique used in certain formations where a well is drilled vertically to a certain depth and then drilled at an angle within a specified interval.
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

Mbbl -	One thousand barrels of crude oil, condensate, natural gas liquids, or produced water.
Mbblsd -	One thousand barrels per day.
MBoe -	One thousand boe.
MBoed -	One thousand boe per day.
Mcf -	One thousand cubic feet of natural gas.
Mcfd -	One thousand cubic feet per day.
Mcfe -	One thousand cubic feet equivalent determined using the ratio of one barrel of oil, condensate or natural gas liquids to six Mcf of natural gas.
Mcfed -	Mcfe per day.
MMBbl -	One million barrels of crude oil, condensate or natural gas liquids.
MMBtu -	One million British thermal units.
MMBtud -	One million British thermal units per day.
MMcf -	One million cubic feet of natural gas.
MMcfd -	One million cubic feet per day.
Net acres -	The total acres a working interest owner has attributable to a particular number of acres, or a specified tract.
Net production -	Production that is owned by us after royalties and production attributable to other owners.
Net revenue interest -	A working interest owner’s gross working interest in production less the royalty, overriding royalty, production payment and net profits interest.
NGLs or natural gas liquids -	Natural gas liquids are a group of hydrocarbons including ethane, propane, normal butane, isobutane and natural gasoline.
Non-operated working interests -	The working interest or fraction thereof in a lease or unit, the owner of which is without operating rights by reason of an operating agreement.
NYMEX -	The New York Mercantile Exchange.
PDNP -	Proved developed non-producing reserves.
PDP -	Proved developed producing reserves.
Predecessor Period	The period from January 1, 2018 through February 8, 2018.

Productive well -	A well that is found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of the production exceed production expenses and taxes.
Proved developed reserves -
Reserves that can be expected to be recovered through existing wells with existing equipment and operating methods and can be expected to be recovered through extraction technology installed and operational at the time of the reserve estimate.

Proved properties -	Properties with proved reserves.
Proved reserves -
Quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from known reservoirs, and under existing economic conditions, operating methods and government regulations.

Proved undeveloped reserves ("PUD") -
Reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required to make the well producible. Such reserves may be established if new proved developed reserves exist and they are expected to contain economically producible oil or gas on the basis of available geoscience and engineering data.

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

Success rate -	The percentage of wells drilled which produce hydrocarbons in commercial quantities.
Successor Period -	The period from February 9, 2018 through December 31, 2018, and all periods thereafter.
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

Unproved properties -	Properties with no proved reserves.
VWAP -	Volume weighted average price.

Waterflood -	The injection of water into an oil reservoir to “sweep” additional oil out of the reservoir rock and into the wellbores of producing wells. Typically, an enhanced recovery process.
Working interest -	The right granted to the lessee of a property to explore for and to produce and own natural gas or other minerals. The working interest owners bear the exploration, development, and operating costs.
Workover -	Operations on a producing well to restore or increase production.

Cautionary Statement Regarding Forward-Looking Statements
The information in this Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Quarterly Report, regarding our ability to continue as a going concern, strategy, future operations, financial position, estimated revenue and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “could”, “should”, “will”, “plan”, “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project,” the negative of such terms and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included in Part II, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.
Forward-looking statements may include statements about:

•	our and our parent’s ability to continue as a going concern;

•	the sufficiency of our liquidity position to ensure financial flexibility and fund our operations and capital expenditures;

•	our ability to comply with or otherwise obtain waivers of the covenants in our debt agreements;

•	our business strategy;

•	our reserve quantities and the present value of our reserves;

•	our exploration and drilling prospects, inventories, projects and programs;

•	our drilling, completion and production technology;

•	our ability to replace the reserves we produce through drilling and through acquisitions;

•	future oil and gas prices;

•	the supply and demand for our production;

•	the timing and amount of our future production;

•	our hedging strategy and ability to continue hedging expected results;

•	competition and government regulation;

•	our ability to obtain permits and governmental approvals;

•	expected or anticipated changes in the Oklahoma forced pooling system;

•	pending legal, regulatory and environmental matters and litigation;

•	our future drilling plans, spacing plans and development pace;

•	our marketing of our production;

•	our leasehold or business acquisitions;

•	our costs of developing our properties;

•	our ability to hire, train or retain qualified personnel;

•	general economic conditions;

•	operating hazards and other risks incidental to transporting, storing, gathering and processing natural gas, natural gas liquids, and crude oil;

•	our future operating results, including production levels, initial production rates and yields in our type curve areas;

•	the costs, terms and availability of midstream services;

•	our plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical; and

•	our ability to collect receivables from High Mesa.

We caution you that any forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for and development, production, gathering and sale of oil, natural gas and natural gas liquids. Some factors that could cause actual results to differ materially from those expressed or implied by these forward looking statements include, but are not limited to, commodity price volatility, global economic conditions, including supply and demand levels for oil, gas and NGLs, inflation, increased operating costs, lack of availability of drilling and production equipment, supplies, services and qualified personnel, liabilities resulting from litigation or the SEC investigation, difficulties in obtaining necessary approvals and permits, uncertainties related to new technologies, geographical concentration of our operations, environmental risks, weather risks, security risks, drilling and other operating risks, regulatory changes, the uncertainty inherent in estimating oil and gas reserves and in projecting future rates of production, reductions in cash flow, lack of access to capital, our ability to satisfy future cash obligations, restrictions in our debt agreements, the timing of development expenditures, managing our growth and integration of acquisitions, cyber-attacks, failure to realize expected value creation from property acquisitions, title defects, limited control over non-operated properties, and the other risks described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 10-K”).

Estimating reserve quantities of oil, natural gas and NGLs is complex, inexact and relies on interpretations of geologic, geophysical, engineering and production data. The extent, quality, reliability and interpretation of these data can vary. The process also requires making a number of economic assumptions, such as sales prices, the relative mix of oil, natural gas and NGLs that will be ultimately produced, drilling and operating costs, capital expenditures, the effect of government regulation, taxes and availability of funds.  Future prices received for production and costs may vary, perhaps significantly, from the assumptions used in our estimates.  In addition, the results of drilling, testing and production activities may justify revisions of estimates that were made previously. If significant, such revisions would change the schedule of development and related production. Accordingly, reserve estimates may differ significantly from the quantities of oil and gas that are ultimately recovered.

Should one or more of the risks or uncertainties described in this Quarterly Report or in the 2018 10-K occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances occurring after the date of this Quarterly Report.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALTA MESA HOLDINGS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands)

	Successor		Predecessor
	Three Months Ended March 31, 2019	February 9, 2018 Through March 31, 2018	January 1, 2018 Through February 8, 2018
Revenue
Oil	$86,363	$40,278	$30,972
Natural gas	18,450	5,210	4,276
Natural gas liquids	11,216	4,714	4,000
Other	568	555	888
Operating revenue	116,597	50,757	40,136
Gain on sale of assets	1,483	5,139	840
Gain (loss) on derivatives	(23,777)	(22,011)	6,663
Total revenue	94,303	33,885	47,639
Operating expenses
Lease operating	25,108	8,317	4,408
Transportation and marketing	17,761	5,582	3,725
Production taxes	5,483	1,415	953
Workovers	197	1,245	423
Exploration	2,054	1,585	7,003
Depreciation, depletion and amortization	34,675	11,038	11,670
General and administrative	20,947	34,654	21,234
Total operating expenses	106,225	63,836	49,416
Operating income	(11,922)	(29,951)	(1,777)
Other income (expense)
Interest expense	(12,830)	(5,196)	(5,511)
Interest income and other	27	546	172
Total other expense, net	(12,803)	(4,650)	(5,339)
Loss from continuing operations	(24,725)	(34,601)	(7,116)
Loss from discontinued operations, net of tax	—	—	(7,746)
Net loss	$(24,725)	$(34,601)	$(14,862)
The accompanying notes are an integral part of these financial statements.

ALTA MESA HOLDINGS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)
໿

	March 31, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$27,045	$12,984
Restricted cash	798	1,001
Accounts receivable, net	65,403	68,370
Other receivables	2,239	6,267
Related party receivables, net	17,126	24,282
Notes receivable from related party, net	—	—
Prepaid expenses and other current assets	4,549	747
Derivatives	—	16,423
Total current assets	117,160	130,074
Property and equipment
Oil and gas properties, successful efforts method, net	777,750	763,337
Other property and equipment, net	38,099	38,147
Total property and equipment, net	815,849	801,484
Other assets
Operating lease right-of-use assets, net	14,758	—
Deferred financing costs, net	1,115	1,151
Deposits and other long-term assets	48	63
Derivatives	461	2,947
Total other assets	16,382	4,161
Total assets	$949,391	$935,719

The accompanying notes are an integral part of these financial statements.

	March 31, 2019	December 31, 2018
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable and accrued liabilities	$108,666	$197,064
Accounts payable - related party	481	3,425
Advances from non-operators	2,367	5,193
Advances from related party	4,479	9,822
Asset retirement obligations	48	2,079
Current operating lease liability	895	—
Derivatives	5,057	1,710
Total current liabilities	121,993	219,293
Long-term liabilities
Asset retirement obligations, net of current portion	11,750	9,330
Long-term debt, net	805,892	690,123
Operating lease liabilities, net of current portion	13,962	—
Derivatives	2,065	180
Total long-term liabilities	833,669	699,633
Total liabilities	955,662	918,926
Commitments and contingencies (Note 13)
Partners’ capital	(6,271)	16,793
Total liabilities and partners’ capital	$949,391	$935,719
The accompanying notes are an integral part of these financial statements.

ALTA MESA HOLDINGS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (Unaudited)
(in thousands)

໿

Predecessor
Balance, December 31, 2017	$154,445
Distribution of non-STACK oil and gas assets, net of associated liabilities	43,482
Net loss	(14,862)
Balance, February 8, 2018	$183,065

Successor
Balance, February 9, 2018	$1,535,891
Contributions	560,344
Equity-based compensation expense	2,768
Net loss	(34,601)
Balance, March 31, 2018	$2,064,402

Balance, December 31, 2018	$16,793
Equity-based compensation expense	1,661
Net loss	(24,725)
Balance, March 31, 2019	$(6,271)
The accompanying notes are an integral part of these financial statements.

ALTA MESA HOLDINGS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Successor		Predecessor
	Three Months Ended March 31, 2019	February 9, 2018 Through March 31, 2018	January 1, 2018 Through February 8, 2018
Cash flows from operating activities:
Net loss	$(24,725)	$(34,601)	$(14,862)
Adjustments to reconcile net loss to cash from operating activities:
Depreciation, depletion, amortization and ARO accretion	34,675	11,038	12,554
Non-cash lease expense	99	—	—
Provision for uncollectible related party receivables	853	—	—
Impairments	—	—	5,560
Amortization of deferred financing costs	45	—	171
Amortization of debt premium discount	(1,231)	(820)	—
Equity-based compensation expense	1,661	2,768	—
Expired leases	162	4,189	4,575
(Gain) Loss on derivatives	23,777	22,011	(6,663)
Cash settlements of derivatives	365	(3,975)	(2,296)
Interest converted into debt	—	—	103
Interest added to notes receivable from affiliate	—	(162)	(85)
Loss on sale of fixed assets	—	—	1,923
Impact on cash from changes in:
Accounts receivable	2,968	3,097	(21,184)
Other receivables	4,029	1,427	(662)
Receivables from affiliate and related party	6,303	(7,880)	(117)
Prepaid expenses and other non-current assets	(3,787)	(2,240)	(591)
Advances from related party	(5,344)	(7,008)	24,116
Settlement of asset retirement obligations	(147)	(166)	(63)
Accounts payable to related party	(2,944)	(1,824)	—
Accounts payable, accrued liabilities and other liabilities	(6,824)	(35,165)	23,857
Cash from operating activities	29,935	(49,311)	26,336
Cash flows from investing activities:
Capital expenditures	(133,077)	(129,310)	(36,695)
Acquisitions, net of cash acquired	—	—	(1,218)
Cash from investing activities	(133,077)	(129,310)	(37,913)
Cash flows from financing activities:
Proceeds from long-term debt borrowings	117,000	—	60,000
Repayments of long-term debt	—	(134,065)	(43,000)
Deferred financing costs paid	—	(1,007)	—
Capital distributions	—	—	(68)
Capital contributions	—	560,344	—
Cash from financing activities	117,000	425,272	16,932
Net increase in cash, cash equivalents and restricted cash	13,858	246,651	5,355
Cash, cash equivalents and restricted cash, beginning of period	13,985	10,345	4,990
Cash, cash equivalents and restricted cash, end of period	$27,843	$256,996	$10,345

The accompanying notes are an integral part of these financial statements.

ALTA MESA HOLDINGS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — DESCRIPTION OF BUSINESS

Alta Mesa Holdings, LP (“Alta Mesa” or “the Company”) is an exploration and production company focused on the acquisition, development, exploration and exploitation of unconventional onshore oil and natural gas reserves in the eastern portion of the Anadarko Basin in Oklahoma commonly referred to as the Sooner Trend Anadarko Basin Canadian and Kingfisher County (“STACK”). Our operations prior to February 9, 2018, also included other oil and natural gas interests in Texas, Idaho, Louisiana and Florida. In connection with our acquisition by Alta Mesa Resources, Inc. (“AMR”), on February 9, 2018 (“the Business Combination”), we distributed the non-STACK oil and gas assets and liabilities to our prior owner, High Mesa Holdings, LP (“High Mesa”), and completed our transition from a diversified asset base composed of a portfolio of conventional assets to an oil and liquids-rich resource unconventional play in the STACK.  Prior to the closing of the Business Combination, we were controlled by High Mesa Inc. (“HMI”).

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

All intercompany transactions and accounts have been eliminated. These interim condensed consolidated financial statements are unaudited, but we believe these statements reflect all adjustments necessary for a fair presentation for the periods reported. All such adjustments are of a normal, recurring nature unless otherwise disclosed. These financial statements and disclosures have been prepared in accordance with the SEC’s rules for interim financial statements and do not include all the information and disclosures required by generally accepted accounting principles (“GAAP”) for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2018 10-K. The results for the three months ended March 31, 2019, are not necessarily indicative of the results to be expected for the full year. We have no items of other comprehensive income during any period presented.

Recently Issued Accounting Standards Applicable to Us
Adopted
Effective January 1, 2019, we adopted ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires that lessees recognize a lease liability, which is a lessee’s discounted obligation to make payments under a lease and a right-of-use asset, arising from a lessee’s right to use an asset over the lease term. Upon adoption, we used the modified retrospective method to apply the standard as of January 1, 2019 for existing leases with terms in excess of 12 months entered into prior to January 1, 2019.

Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard requires the use of a new “expected credit loss” impairment model rather than the “incurred loss” model we use today. With respect to our trade and notes receivables and certain other financial instruments, we may be required to (i) maintain and use lifetime loss information rather than annual loss data and (ii) forecast future economic conditions and quantify the effect of those conditions on future expected losses. The standard, including related amendments, which will be effective for us on January 1, 2020, also requires additional disclosures regarding the credit quality of our trade and notes receivables and other financial instruments. No determination has yet been made of the impact of this new standard on our financial position or results of operations.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements of fair value measurements. ASU 2018-13 is effective for us beginning January 1, 2020. Certain disclosures are required to be applied on a retrospective basis and others on a prospective basis. We do not expect the adoption of this standard to impact our financial position or results of operations.

NOTE 3 — GOING CONCERN

We are required to evaluate our ability to continue as a going concern for a period of one year following the date of issuance of our financial statements. As part of that evaluation, we took into consideration the following factors:

•	At March 31, 2019, our current liabilities exceeded our current assets by $4.8 million.

•	We have failed to meet the timelines to provide our audited and unaudited financial information under our debt agreements.

•
Our 2018 drilling program, much of which involved the drilling of additional wells in close proximity to existing wells, did not meet our expectations for production and recovery. We also experienced an increasing gas-to-oil ratio as a well’s production ages, which has contributed to a lowering of the expected economics of our properties.

•	Although our well costs for our 2019 capital program have averaged less than $3.0 million per well, we still expect for our operating cash flow to be less than our capital spending for all of 2019.

•
On April 1, 2019, our borrowing base was reduced to $370.0 million under the Alta Mesa RBL and we have no further capacity thereunder. There is risk that future redeterminations could reduce the borrowing base further, which would trigger rateable repayments of excess borrowings over five months. Without additional capital, we will only be able to utilize the cash on hand, which at May 31, 2019 was $93.7 million, to fund development and meet our financial obligations and may be unable to maintain our current levels of production, which could negatively impact our ability over time to service our debt and meet our other obligations. The lenders have an ability to make an optional redetermination ahead of the regular redetermination scheduled in October 2019.

•
We anticipate having difficulty meeting our existing leverage covenants during the next 12 months without relief from our lenders. We may be unable to obtain covenant relief or to replace the Alta Mesa RBL with debt that would allow us to meet any attendant covenant requirements.

•
We have $500.0 million of unsecured debt in the form of our 2024 Notes, with an interest payment of approximately $20.0 million due in June 2019, which could become an event of default if unpaid within the cure period. The 2024 Notes trade substantially below par value.

•
The Class A common stock of our parent company, AMR, has been trading below $1.00 per share since February 22, 2019. On April 3, 2019, AMR was notified by NASDAQ that it was not in compliance with the minimum bid price requirement. Continued trading at these levels may put further pressure on the value of our parent’s common stock and limit our ability to raise additional capital in the equity markets.

The above factors raise substantial doubt about our and our parent’s ability to continue as a going concern. To address this, we have:

•	retained financial advisors to assist in evaluating financial alternatives;

•
engaged in discussions with the Alta Mesa RBL lenders and their advisors about obtaining covenant relief to address the future expected inability to satisfy the leverage requirement, however, we currently expect that such relief would only be available in connection with a reduction in our borrowing capacity which could further hamper our liquidity;

•	considered seeking new sources of financing, however, such efforts have not reached a stage where significant terms have been agreed to;

•	engaged in discussions with advisors to a group of holders of the 2024 Notes regarding potential options to address overall leverage, but have not agreed upon any significant strategy or terms; and

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

NOTE 4 — ADOPTION OF ASU NO. 2016-02, LEASES

ASU No. 2016-02 requires us to recognize a right-of-use (“ROU”) asset and a discounted lease liability on the balance sheet for all leases with a term longer than one year. We adopted ASU No. 2016-02 and related guidance using the modified retrospective method to apply the standard as January 1, 2019, and this adoption had no effect on the earlier comparative periods presented. At adoption, we recognized operating lease ROU assets of $15.0 million and operating lease liabilities of $15.0 million. There was no adjustment to retained earnings

We lease office space, office equipment and field equipment, including compressors. Many of our leases include both lease and non-lease components which are primarily management services by the lessors for the underlying assets. All of our leases of office space and office equipment, were classified as operating leases upon adoption. Our leases of field equipment had remaining terms of less than one year at the date of adoption and were not recognized as operating leases on our balance sheet due to our election of the short term lease practical expedient described below. Our leases do not contain any residual value guarantees or restrictive covenants. We do not sublease any of our ROU assets.
Operating fixed lease expenses are recognized on a straight-line basis over the lease term. Variable lease payments, which cannot be determined at the lease commencement date, are not included in ROU assets or lease liabilities and are expensed as incurred.
Upon adoption, we selected the following practical expedients:

Practical expedient package	We did not reassess whether any expired or existing contracts are, or contain, leases.
We did not reassess the lease classification of any expired or existing leases.
We did not reassess initial direct costs of any expired or existing leases.

Hindsight practical expedient	We did not elect to use the hindsight practical expedient which allows for the use of hindsight when determining lease term, including option periods, and impairment of operating assets.

Easement expedient	We elected to maintain the current accounting treatment of existing contracts and not reassess whether those contracts met the definition of a lease.

Combining lease and non-lease components expedient	We elected to account for lease and non-lease components as a single component.

Short-term lease expedient
We elected the short-term lease recognition exemption for all classes of underlying assets. Expense for short-term leases is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less and that do not include an option to purchase the underlying asset that is reasonably certain to be recognized are not recorded on the balance sheet.

As most leases do not have readily determinable implicit rates, we estimated the incremental borrowing rates for our future lease payments based on prevailing financial market conditions at the later of date of adoption or lease commencement, comparable companies and credit analysis and management judgments to determine the present values of our lease payments. We also apply the portfolio approach to account for leases with similar terms. At March 31, 2019, for our operating leases the weighted-average remaining lease terms were approximately 8.3 years and our weighted-average discount rates were 14.3%.

The following summarizes the components of our lease expense:

(in thousands)	Three Months Ended March 31, 2019
Operating lease cost	$811
Variable lease cost	323
Short-term lease cost	2,187
Total lease cost	$3,321

For the three months ended March 31, 2019, we recognized $2.3 million of lease costs in lease operating expense and $1.0 million in general and administrative expense.

Maturities of our operating lease liabilities were as follows as of March 31, 2019:

Fiscal year	(in thousands)
Remainder of 2019	$2,200
2020	2,965
2021	2,942
2022	3,010
2023	2,718
Thereafter	12,647
Total lease payments	26,482
Less: imputed interest	(11,625)
Present value of operating lease liabilities	$14,857

Current portion of operating lease liabilities	$895
Operating lease liabilities, net of current portion	13,962
Present value of operating lease liabilities	$14,857

As described further in our 2018 Annual Report on Form 10-K, our minimum future contractual lease payments under ASC 840 at December 31, 2018 were $2.8 million for 2019, $2.9 million for 2020, $2.9 million for 2021, $3.1 million for 2022, $3.0 million for 2023 and $12.2 million thereafter.

NOTE 5 — SUPPLEMENTAL CASH FLOW INFORMATION

	Successor		Predecessor
(in thousands)	Three Months Ended March 31, 2019	February 9, 2018 Through March 31, 2018	January 1, 2018 Through February 8, 2018
Supplemental cash flow information:
Cash paid for interest	$1,750	$1,092	$1,145
Non-cash investing and financing activities:
Increase in asset retirement obligations	314	421	—
Increase (decrease) in accruals or payables for capital expenditures	(84,162)	(36,866)	4,896
Distribution of non-STACK assets, net of liabilities	—	—	43,482

The following table summarizes cash, cash equivalents and restricted cash in the statements of cash flows:
໿

	Successor		Predecessor
(in thousands)	March 31, 2019	March 31, 2018	February 8, 2018
Cash and cash equivalents	$27,045	$255,701	$9,070
Restricted cash	798	1,295	1,275
Total cash, cash equivalents and restricted cash	$27,843	$256,996	$10,345

NOTE 6 — RECEIVABLES

Accounts Receivable

(in thousands)	March 31, 2019	December 31, 2018
Production sales	$32,332	$31,532
Joint interest billings	18,224	18,147
Pooling interest (1)	14,960	18,786
Allowance for doubtful accounts	(113)	(95)
Total accounts receivable, net	$65,403	$68,370
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

Related Party Receivables

(in thousands)	March 31, 2019	December 31, 2018
Related party receivables	$27,013	$33,316
Allowance for doubtful accounts	(9,887)	(9,034)
Related party receivables, net	17,126	24,282

Notes receivable from related parties	13,403	13,403
Allowance for doubtful accounts	(13,403)	(13,403)
Notes receivable from related parties, net	—	—
Total related party receivables, net	$17,126	$24,282

KFM Receivables

We have entered into a Crude Oil Gathering Agreement and a Gas Gathering and Processing Agreement with KFM. During the three months ended March 31, 2019, the period February 9, 2018 through March 31, 2018, and the Predecessor Period January 1, 2018 through February 8, 2018, we incurred $15.2 million, $4.6 million, and $3.1 million, respectively, in transportation and marketing expenses related to these agreements. Additionally, related party receivables from KFM for the marketing of our processed natural gas and NGLs were $2.3 million and $7.8 million at March 31, 2019 and December 31, 2018, respectively.

In addition, we sold a produced water disposal system to KFM during the fourth quarter of 2018. As of March 31, 2019 and December 31, 2018, related party receivables included $9.1 million and $8.7 million, respectively, attributable to a purchase price adjustment due from KFM. We collected these amounts during June 2019.

We incur general and administrative costs that may be partially or fully allocable to KFM. These costs are either allocated monthly or charged directly to KFM but are cash settled in arrears. As of March 31, 2019 and December 31, 2018, respectively, we have receivables from KFM for such costs totaling $1.9 million and $3.4 million, respectively.

AMR Receivables

We incur general and administrative costs that may be partially or fully allocable to AMR. These costs are either allocated monthly or charged directly to AMR but are cash settled in arrears. As of March 31, 2019 and December 31, 2018, respectively, we have receivables from AMR for such costs totaling $3.8 million and $3.3 million, respectively.

Management Services Agreement with High Mesa

Just prior to the Business Combination, we distributed the non-STACK oil and gas assets to High Mesa. High Mesa and certain of its subsidiaries agreed to indemnify and hold us harmless from any liabilities associated with those non-STACK oil and gas assets, regardless of when those liabilities arose. We also entered into a management services agreement (the “High Mesa Agreement”) with HMI with respect to the non-STACK assets. Under the High Mesa Agreement, during the 180-day period following the Closing (the “Initial Term”), we agreed to provide certain administrative, management and operational services necessary to manage the business of HMI and its subsidiaries (the “Services”). Thereafter, the High Mesa Agreement automatically renewed for additional consecutive 180-day periods (each a “Renewal Term”), unless terminated by either party upon at least 90-days written notice to the other party prior to the end of the Initial Term or any Renewal Term. As compensation for the Services, HMI agreed to pay us each month (i) a management fee of $10,000 and (ii) an amount equal to any and all costs and expenses incurred in connection with providing the Services.

Although the automatic renewal of this agreement occurred in the third quarter of 2018, the parties subsequently reached agreement to terminate the High Mesa Agreement, effective January 31, 2019. Through April 1, 2019, we were obligated to take all actions that HMI reasonably requested to effect the transition of the Services from us to a successor service provider. During the transition period, HMI agreed to pay us (i) for all Services performed, (ii) an amount equal to our costs and expenses incurred in connection with providing the Services as provided for in the approved budget and (iii) an amount equal to our costs and expenses reimbursable pursuant to the High Mesa Agreement. As of March 31, 2019, and December 31, 2018, approximately $9.9 million and $10.1 million, respectively, were due from HMI for reimbursement of costs and expenses which are recorded as “Related party receivables, net” in the balance sheets. HMI has disputed certain of the amounts we billed. There is no guarantee that HMI will pay the amounts it owes. In addition, our ability to collect these amounts or future amounts that may become due pursuant to indemnification obligations may be adversely impacted by liquidity and solvency issues at HMI. As a result of these circumstances, we have recognized an allowance for uncollectible accounts of $9.9 million and $9.0 million as of March 31, 2019 and December 31, 2018, respectively, to fully provide for the unremitted balances. We may also be subject to future contingent liabilities for the non-STACK assets for which we should have been indemnified, including liabilities associated with litigation relating to the non-STACK assets. As of March 31, 2019 and December 31, 2018, we have established no liabilities for contingent obligations associated with non-STACK assets owned by High Mesa. In addition, we sold a produced water disposal system to KFM during the fourth quarter of 2018. As of March 31, 2019 and December 31, 2018, related party receivables included $9.1 million attributable to the final purchase price adjustment due from KFM. This amount was collected during June 2019.

As of March 31, 2019 and December 31, 2018, the Company had $3.8 million and $3.3 million in related party receivables due from AMR for expenses we paid on their behalf.

Promissory notes receivable

In September, 2017, we entered into a $1.5 million promissory note receivable with our affiliate, Northwest Gas Processing, LLC, whose obligation was subsequently transferred to High Mesa Services, LLC (“HMS”), a subsidiary of HMI.  The promissory note bore interest, which could be paid-in-kind and added to the principal amount at a rate of 8% per annum, and matured in February 2019.  HMS defaulted under the terms of that promissory note when it was not paid when due on February 28, 2019, and HMS has failed to cure such default. We subsequently declared all amounts owed under the note immediately due and payable and we have fully reserved the promissory note balance, including interest paid-in-kind, due of $1.7 million as of March 31, 2019 and December 31, 2018.

In addition, we have an $8.5 million note receivable from HMS which matures on December 31, 2019, and bears interest at 8% per annum, which may be paid-in-kind and added to the principal amount.  HMI disputes its obligations under the $8.5 million note. As of March 31, 2019, and December 31, 2018, the note receivable balance, including interest paid-in-kind, amounted to $11.7 million, for each respective period. This balance was fully reserved at the end of both periods.

We oppose HMI’s claims and believe HMI’s obligations under the notes to be valid assets and that the full amount is payable to us. We intend to pursue all available remedies under both promissory notes and under applicable law in connection with repayment of the promissory notes. As a result of the potential conflict of interest from certain of AMR’s directors who are also controlling holders of HMI, AMR’s disinterested directors will address any potential conflicts of interest with respect to this matter.

NOTE 7 — PROPERTY AND EQUIPMENT

(in thousands)	March 31, 2019	December 31, 2018
Oil and gas properties
Unproved properties	$811,804	$816,282
Accumulated impairment of unproved properties	(742,065)	(742,065)
Unproved properties, net	69,739	74,217
Proved oil and gas properties	2,163,279	2,110,346
Accumulated depletion and impairment	(1,455,268)	(1,421,226)
Proved oil and gas properties, net	708,011	689,120
Total oil and gas properties, net	777,750	763,337
Other property and equipment
Land	5,059	5,059
Fresh water wells	27,742	27,366
Produced water disposal system	3,590	3,608
Office furniture, equipment and vehicles	2,842	2,840
Accumulated depreciation	(1,134)	(726)
Other property and equipment, net	38,099	38,147
Total property and equipment, net	$815,849	$801,484

Depletion and Depreciation Expense

	Successor		Predecessor
(in thousands)	Three Months Ended March 31, 2019	February 9, 2018 Through March 31, 2018	January 1, 2018 Through February 8, 2018
Oil and gas properties depletion	$34,042	$10,773	$11,021
Other property and equipment depreciation	408	163	609
Total depletion and depreciation	$34,450	$10,936	$11,630

Impairment

During the three months ended March 31, 2019, we evaluated the qualitative market conditions and other factors impacting our business and concluded that there were no indicators of impairment. Therefore, we did not conduct further analysis on the recognition of additional impairment.

NOTE 8 — DISCONTINUED OPERATIONS (Predecessor)

Alta Mesa distributed the non-STACK oil and gas assets and related liabilities to High Mesa immediately prior to the Business Combination. This distribution, including the results of operations of these assets and liabilities, is presented as discontinued operations during the Predecessor Period.

Prior to the Business Combination, we had notes payable to our founder (“Founder Notes”) that bore simple interest at 10%.  The Founder Notes were converted into an equity interest in High Mesa immediately prior to the Business Combination as they were considered part of the non-STACK distribution.  The balance of the Founder Notes at the time of conversion was approximately $28.3 million, including accrued interest.  Predecessor Period interest on the Founder Notes was $0.1 million.

Predecessor
(in thousands)	January 1, 2018 Through February 8, 2018
Revenue
Oil	$1,617
Natural gas	1,023
Natural gas liquids	236
Other	16
Operating revenue	2,892
Loss on sale of assets	(1,923)
Total revenue	969
Operating expenses
Lease operating	1,770
Transportation and marketing	83
Production taxes	167
Workovers	127
Depreciation, depletion and amortization	884
Impairment of assets	5,560
General and administrative	21
Total operating expenses	8,612
Other expense
Interest expense	(103)
Total other expense	(103)
Loss from discontinued operations, net of tax	$(7,746)

Predecessor
(in thousands)	January 1, 2018 Through February 8, 2018
Total operating cash flows of discontinued operations	$2,974
Total investing cash flows of discontinued operations	(601)

NOTE 9 — DERIVATIVES

We have entered into derivatives to reduce our exposure to price risk associated with our production. From time to time, we may enter into interest rate swap agreements to mitigate the risk of changes in interest rates, but as of March 31, 2019, we have none. We do not designate any of our derivatives as hedges under GAAP.

The following summarizes the fair value and classification of our derivatives:

	March 31, 2019
Balance sheet location	Gross fair value of assets	Gross liabilities offset against assets in the Balance Sheet	Net fair value of assets presented in the Balance Sheet
	(in thousands)
Derivatives, current assets	$6,525	$(6,525)	$—
Derivatives, long-term assets	8,182	(7,721)	461
Total	$14,707	$(14,246)	$461

Balance sheet location	Gross fair value of liabilities	Gross assets offset against liabilities in the Balance Sheet	Net fair value of liabilities presented in the Balance Sheet
	(in thousands)
Derivatives, current liabilities	$11,582	$(6,525)	$5,057
Derivatives, long-term liabilities	9,786	(7,721)	2,065
Total	$21,368	$(14,246)	$7,122

	December 31, 2018
Balance sheet location	Gross fair value of assets	Gross liabilities offset against assets in the Balance Sheet	Net fair value of assets presented in the Balance Sheet
	(in thousands)
Derivatives, current assets	$22,512	$(6,089)	$16,423
Derivatives, long-term assets	7,910	(4,963)	2,947
Total	$30,422	$(11,052)	$19,370

Balance sheet location	Gross fair value of liabilities	Gross assets offset against liabilities in the Balance Sheet	Net fair value of liabilities presented in the Balance Sheet
	(in thousands)
Derivatives, current liabilities	$7,799	$(6,089)	$1,710
Derivatives, long-term liabilities	5,143	(4,963)	180
Total	$12,942	$(11,052)	$1,890

The following table summarizes the effect of our derivatives in the consolidated statements of operations (in thousands):

	Successor		Predecessor
Derivatives not designated as hedges	Three Months Ended March 31, 2019	February 9, 2018 Through March 31, 2018	January 1, 2018 Through February 8, 2018
Gain (loss) on derivatives -
Oil	$(21,669)	$(21,944)	$4,796
Natural gas	(2,108)	(67)	1,867
Total gain (loss) on derivatives	$(23,777)	$(22,011)	$6,663

Other receivables at March 31, 2019 and December 31, 2018 include $0.4 million and $1.3 million, respectively, of derivative positions scheduled to be settled in the next month.

We periodically monitor the creditworthiness of our counterparties. Although our counterparties provide no collateral, the agreements with each counterparty allow us to set-off unpaid amounts against the outstanding balance under the Alta Mesa RBL.

We had the following call and put derivatives at March 31, 2019:
OIL

	Volume	Weighted	Range
Settlement Period and Type of Contract	in bbls	Average	High	Low
2019
Price Swap Contracts	137,500	$63.03	$63.03	$63.03
Collar Contracts
Short Call Options	2,035,000	66.31	75.20	56.50
Long Put Options	2,172,500	53.80	62.00	50.00
Short Put Options	2,172,500	42.72	52.00	37.50
2020
Collar Contracts
Short Call Options	1,017,600	63.95	73.80	59.55
Long Put Options	1,566,600	56.81	62.50	50.00
Short Put Options	1,566,600	42.81	50.00	37.50
2021
Collar Contracts
Short Call Options	279,750	63.51	63.75	63.35
Long Put Options	279,750	55.00	55.00	55.00
Short Put Options	279,750	43.00	43.00	43.00

GAS

	Volume in	Weighted	Range
Settlement Period and Type of Contract	MMBtu	Average	High	Low
2019
Price Swap Contracts	11,030,000	$2.67	$2.72	$2.64
Basis Swap Contracts	16,050,000	(0.73)	(0.49)	(0.93)
Collar Contracts
Short Call Options	1,525,000	3.19	3.20	3.17
Long Put Options	1,525,000	2.70	2.70	2.70
Short Put Options	1,525,000	2.20	2.20	2.20
2020
Price Swap Contracts	1,284,000	2.54	2.54	2.54
Basis Swap Contracts	910,000	(0.49)	(0.49)	(0.50)
Collar Contracts
Short Call Options	3,874,500	3.19	3.69	2.77
Long Put Options	10,749,500	2.59	3.00	2.50
Short Put Options	9,696,000	2.10	2.50	2.00
2021
Collar Contracts
Short Call Options	540,000	3.25	3.25	3.25
Long Put Options	2,790,000	2.62	2.65	2.50
Short Put Options	2,250,000	2.15	2.15	2.15

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

We had the following basis swaps at March 31, 2019:

Total Gas Volumes in MMBtu(1) over Remaining Term	Reference Price 1 (1)	Reference Price 2 (1)	Period			Weighted Average Spread ($ per MMBtu)
460,000	OneOK	NYMEX Henry Hub	Jul '19	—	Dec '19	$(0.93)
13,450,000	Tex/OKL Panhandle Eastern Pipeline	NYMEX Henry Hub	Jan '19	—	Dec '19	(0.70)
910,000	Tex/OKL Panhandle Eastern Pipeline	NYMEX Henry Hub	Jan '20	—	Mar '20	(0.49)
2,140,000	San Juan	NYMEX Henry Hub	Jan '19	—	Oct '19	(0.81)
________________

(1)	Represents short swaps that fix the basis differentials between OneOK, Tex/OKL Panhandle Eastern Pipeline (“PEPL”), San Juan and NYMEX Henry Hub.

NOTE 10 — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
໿

(in thousands)	March 31, 2019	December 31, 2018
Accounts payable	$8,502	$20,200
Accruals for capital expenditures	25,964	101,214
Revenue and royalties payable	40,365	46,870
Accruals for operating expenses	8,910	16,355
Accrued interest	13,754	1,784
Derivative settlements	49	109
Other	11,122	10,532
Total accrued liabilities	100,164	176,864
Accounts payable and accrued liabilities	$108,666	$197,064

NOTE 11 — ASSET RETIREMENT OBLIGATIONS

	Successor		Predecessor
(in thousands)	Three Months Ended March 31, 2019	February 9, 2018 Through March 31, 2018	January 1, 2018 Through February 8, 2018
Balance, beginning of period	$11,409	$—	$10,469
Liabilities assumed in Business Combination	—	5,998	—
Liabilities incurred	315	421	—
Liabilities settled	(147)	(166)	(63)
Revisions to estimates	(4)	300	63
Accretion expense	225	102	39
Balance, end of period	11,798	6,655	10,508
Less: Current portion	48	622	33
Long-term portion	$11,750	$6,033	$10,475

NOTE 12 — LONG TERM DEBT, NET
໿

(in thousands)	March 31, 2019	December 31, 2018
Alta Mesa RBL	$278,000	$161,000
2024 Notes	500,000	500,000
Unamortized premium on 2024 notes	27,892	29,123
Total long-term debt, net	$805,892	$690,123
Alta Mesa RBL

The Alta Mesa RBL has two covenants that are tested quarterly:

•	a ratio of our current assets to current liabilities, inclusive of specified adjustments, of not less than 1.0 to 1.0; and

•
a ratio of our consolidated debt to our consolidated Adjusted EBITDAX (the “leverage ratio”) of not greater than 4.0 to 1.0. For the first 3 measurement periods following the Business Combination we were able to annualize cumulative Successor Period results in measuring Adjusted EBITDAX.

During 2019, and possibly as soon as June 30, 2019, we may be unable to satisfy the leverage ratio. Also, we recognize the need to obtain covenant relief or to replace the Alta Mesa RBL with debt that would allow us to meet any attendant covenant requirements.

2024 Notes
In connection with the Business Combination, we recorded the fair value of our $500.0 million unsecured senior notes at $533.6 million as of the acquisition date. We have estimated the fair value of our senior notes to be $194.9 million at March 31, 2019.  This estimation was based on the most recent trading values of the senior notes at or near the reporting date, which is a Level 1 determination.
Maturities of Long-Term Debt

Fiscal year	(in thousands)
2019	$—
2020	—
2021	—
2022	—
2023	278,000
Thereafter	500,000
$778,000

NOTE 13 — COMMITMENTS AND CONTINGENCIES
There have been no material developments during the first quarter of 2019 in relation to our commitments and contingencies as compared to our discussion of those matters in our Annual Report on Form 10-K for the year ended December 31, 2018.
NOTE 14 — SIGNIFICANT CONCENTRATIONS
During the first quarter of 2019 and throughout 2018, ARM Energy Management, LLC (“ARM”) marketed our oil, gas and NGLs. The sales are generally made under short-term contracts with month-to-month pricing based on published regional indices, adjusted for transportation, location and quality. During January and February 2019 and for all of 2018, ARM collected payments from purchasers, deducted their marketing fee and remitted the balance to us. In March 2019, in preparation for the return of oil and NGL marketing responsibilities to us, we began receiving payments for the sale of oil and NGLs directly from purchasers and separately paying the marketing fee owed to ARM.
Effective as of June 1, 2019, we have terminated our oil and NGL marketing agreement with ARM and will market such products internally. We have extended the term of our gas marketing agreement with ARM through November 30, 2019. With respect to gas sales, ARM continues to collect payments from purchasers, deducts their marketing fee and remits the balance to us.
Our affiliate, Kingfisher Midstream, LLC (“KFM”) is responsible for marketing our firm transportation on the ONEOK Gas Transmission, L.L.C. system, which is indirectly marketed by ARM through an asset management agreement with KFM for a management fee.
ARM also provides us with strategic advice, execution and reporting services with respect to our derivatives activities.

	Successor		Predecessor
(in thousands)	Three Months Ended March 31, 2019	February 9, 2018 Through March 31, 2018	January 1, 2018 Through February 8, 2018
Revenue marketed by ARM on our behalf	$83,831	$37,343	$28,757

Marketing and management fees paid to ARM	$661	$—	$—
Fees paid to ARM for services relating to our derivatives	193	74	66
Total fees paid to ARM	$854	$74	$66

Receivables from ARM for sales on our behalf were $3.8 million and $38.4 million as of March 31, 2019 and December 31, 2018, respectively, which are reflected in accounts receivable on our balance sheets.

We believe that the loss of any of our customers, or of our marketing agent ARM, would not have a material adverse effect on us because alternative purchasers are readily available.

NOTE 15 — EQUITY-BASED COMPENSATION (Successor)

Stock compensation expense recognized was as follows:

	Successor		Predecessor
(in thousands)	Three Months Ended March 31, 2019	February 9, 2018 Through March 31, 2018	January 1, 2018 Through February 8, 2018
Stock options	$791	$1,048	$—
Restricted stock awards	862	564	—
Performance-based restricted stock units	8	1,156	—
Total compensation expense	$1,661	$2,768	$—

Performance-based restricted stock units (“PSUs”) issued in 2018 generally vest over three years at 20% during the first year (“2018 tranche”), 30% during the second year (“2019 tranche”), and 50% during the third year (“2020 tranche”). The number of PSUs vesting each year are based on achievement of annual company-specific performance goals and obligations applicable to each year of vesting. Based on achievement of those goals and objectives, the number of PSUs that can vest range from 0% to 200% of the target growth applicable to each vesting period. The performance goals set for the 2018 tranche were not attained and, therefore, the 2018 tranche was forfeited as of December 31, 2018, except with respect to separations involving employment agreements whereby the separated employee was eligible to receive the award granted.

The performance targets for the 2019 tranche were established in March 2019 and 595,417 PSUs were deemed granted at that time. The fair value of the 2019 tranche granted was $0.27 per unit, which will be recognized as expense over the remainder of 2019, subject to continued employment.

No performance targets have yet been established for the 2020 tranche and therefore, no expense will be recognized for those awards until the specific targets have been established and probability of attainment can be measured.
NOTE 16 — RELATED PARTY TRANSACTIONS
As of December 31, 2018, we had a payable of $2.9 million to KFM for produced water disposal services provided following the sale of the produced water system to them during the fourth quarter of 2018. Beginning in 2019, these costs are utilized to reduce the amount that KFM owes us for marketing our production, which are reported in related party receivables.
As of March 31, 2019 and December 31, 2018, we had a payable to AMR of $0.5 million.
David Murrell, our Vice President of Land and Business Development, is the principal of David Murrell & Associates, which provided land consulting services to us until termination of our contract in December 2018. The primary employee of David Murrell & Associates is his spouse, Brigid Murrell. Services were provided at a pre-negotiated hourly rate based on actual time utilized by us. Total expenditures under this arrangement were approximately $36,000 and $28,000 for the period February 9, 2018 through March 31, 2018 and the Predecessor Period, respectively. These amounts are recorded in general and administrative expenses.
David McClure, AMR’s former Vice President of Facilities and Infrastructure, and the son-in-law of our former President and Chief Executive Officer, Harlan H. Chappelle, received total compensation of $768,860, $970,197 and $28,874 during the 2019 Quarter, the period February 9, 2018 through March 31, 2018 and the Predecessor Period, respectively. These amounts are included in general and administrative expense. Mr. McClure separated from the Company in February 2019.
David Pepper, Surface Land Manager for KFM, and the cousin of our Vice President of Land and Business Development, David Murrell, received total compensation of $70,180, $112,761 and $67,322 during the 2019 Quarter, the period February 9, 2018 through March 31, 2018 and the Predecessor Period, respectively. These amounts are included in general and administrative expense.

Bayou City Agreement

In January 2016, our wholly owned subsidiary Oklahoma Energy entered into a Joint Development Agreement, as amended on June 10, 2016 and December 31, 2016, (the “JDA”), with BCE, a fund advised by Bayou City, to fund a portion of our drilling operations and to allow us to accelerate development of our STACK acreage. The JDA established a development plan of 60 wells in three tranches, and provides opportunities for the parties to potentially agree to an additional 20 wells. Pursuant to the terms and provisions of the JDA, BCE committed to fund 100% of our working interest share up to a maximum average well cost of $3.2 million in drilling and completion costs per well for any tranche. We are responsible for any drilling and completion costs exceeding approved amounts. BCE may request refunds of certain advances from time to time if funded wells previously on the drilling schedule were subsequently removed. In exchange for carrying the drilling and completion costs, BCE receives 80% of our working interest in each wellbore, which BCE interest will be reduced to 20% of our initial working interest upon BCE achieving a 15% internal rate of return on the wells within a tranche and automatically further reduced to 12.5% of our initial interest upon BCE achieving a 25% internal rate of return on each individual tranche. Following the completion of each joint well, we and BCE will each bear our respective proportionate working interest share of all subsequent costs and expenses related to such joint well.  Mr. William McMullen, one of our directors, is founder and managing partner of BCE. The approximate dollar value of the amount involved in this transaction, or Mr. McMullen’s interests in the transaction, depends on a number of factors outside his control and is not known at this time.  During the period February 9, 2018 through March 31, 2018, BCE advanced us approximately $39.5 million to drill wells under the JDA. As of March 31, 2019, 61 joint wells have been drilled or spudded. At March 31, 2019 and December 31, 2018, $4.5 million and $9.8 million, respectively of revenue and net advances remaining from BCE for their working interest share of the drilling and development costs arising under the JDA were included as “Advances from related party” in our condensed consolidated balance sheets. At March 31, 2019, there were no funded horizontal wells in progress, and we do not expect any wells to be developed in 2019 pursuant to the JDA.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. The following discussion and analysis contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the volatility of oil and gas prices, production timing and volumes, estimates of proved reserves, operating costs and capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed in “Cautionary Statement Regarding Forward-Looking Statements” at the beginning of this Quarterly Report and in the sections titled “Risk Factors” in this Quarterly Report and in our 2018 Annual Report on Form 10-K, all of which are difficult to predict. As a result of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur.
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

As of March 31, 2019, we have assembled a highly contiguous position of approximately 137,000 net acres in the up-dip, naturally-fractured oil portion of the STACK primarily in eastern Kingfisher and south-eastern Major counties in Oklahoma. Our drilling locations primarily target the Osage, Meramec and Oswego formations. When we consider acquiring acreage within or adjacent to our acreage footprint, we prioritize opportunities where we can be the operator. During January 2019, we suspended our development program to evaluate well costs and performance. We restarted our development program in March 2019 and expect to use 2-3 rigs for the remainder of 2019 as we focus on the optimal completion design, well pattern and sustaining lower well costs.

As a result of the Business Combination, our identifiable assets acquired and liabilities assumed were recorded at their estimated fair values at February 9, 2018 and were pushed down to us.  As a result, our financial statements and certain footnote presentations separate our presentations into two distinct periods, the period before the consummation of the acquisition (“Predecessor”) and the period after that date (“Successor”), to indicate the application of the different basis of accounting between the periods presented. Accordingly, the period January 1, 2018 to February 8, 2018 is referred to as the Predecessor Period.

We distributed our non-STACK oil and gas assets and liabilities to High Mesa in connection with the closing of the Business Combination. We report the non-STACK oil and gas assets and liabilities as discontinued operations during the Predecessor Period.

Outlook, Market Conditions and Commodity Prices

Our revenue, profitability and future growth rate depend on many factors, particularly the prices of oil, gas and NGLs, which are beyond our control.  The success of our business is significantly affected by the price of oil due to its weighting in our production profile.

Factors affecting oil prices include worldwide economic conditions; geopolitical activities in various regions of the world; worldwide supply and demand conditions; weather conditions; actions taken by the Organization of Petroleum Exporting Countries; and the value of the U.S. dollar in international currency markets. Commodity prices remain unpredictable and it is uncertain whether the increase in market prices experienced since the end of 2018 will be sustained.  As a result, we cannot accurately predict future commodity prices and, therefore, cannot determine with any degree of certainty what effect increases or decreases in these prices will have on our capital expenditures, production volumes or revenues.  In the event that oil, gas and NGLs prices significantly decrease, such decreases could have a material adverse effect on our financial condition, the carrying value of our oil and natural gas properties, our proved reserves and our ability to finance operations, including the amount of the borrowing capacity under the Alta Mesa RBL.

Key performance indicators

During 2019, our board of directors has established the following operating measures as key performance indicators for executive management compensation and the Company as a whole:

•	Production

•	General and administrative costs (excluding strategic costs)

•	Lease operating expense

•	Well costs

•	Adjusted EBITDAX

We will focus on measuring our performance against baseline and prior year comparable periods during this and future filings.

Going concern

Our present level of indebtedness and the impact of commodity prices at the end of 2018 on our current drilling and production plans present challenges to our ability to comply with the covenants under our debt agreements. Absent one or more deleveraging transactions, we may be at risk of non-compliance with the Consolidated Total Leverage Ratio Covenant in the Alta Mesa RBL as early as the June 30, 2019 measurement date. In addition, the lenders under the Alta Mesa RBL have an ability to make an optional redetermination ahead of the regular redetermination in October 2019. If the outstanding borrowings under the Alta Mesa RBL were to exceed the borrowing base due to any such redetermination, we would be required to repay the excess ratably over five months, which could have an adverse impact on our liquidity. Our general partner’s board and our parent’s board of directors and its financial advisors are evaluating the available financial alternatives, including, without limitation, seeking amendments or waivers to the covenants or other provisions of our indebtedness, raising new capital from the private or public markets or taking other actions to address our capital structure. If we are unable to reach an agreement with our lenders or find acceptable alternative financing, it may lead to an event of default under the Alta Mesa RBL. If following an event of default, the Alta Mesa RBL lenders were to accelerate repayment, it may result in an event of default and an acceleration under the 2024 Notes. We have concluded that these circumstances create substantial doubt regarding our ability to continue as a going concern. For a more detailed discussion, please read “Item 1A. Risk Factors” in Part I of our 2018 10-K.

Derivatives

The objective of our hedging program is to reduce price volatility for our production over time. However, in the short-term, both settlements and fair value changes in our derivatives can significantly impact our results of operations, and we expect these gains and losses to continue to reflect the impact of changes in oil and gas prices. Our derivatives are reported at fair value and are sensitive to changes in the price of oil and gas. Changes in derivatives are reported as gain (loss) on derivatives, which include both the unrealized increase and decrease in their fair value, as well as the effect of realized settlements during the period. For the quarter ended March 31, 2019, we recognized a net loss on our derivatives of $23.8 million, which includes $0.4 million in cash settlements received for derivatives.

Impairments

In late fourth quarter of 2018, the combination of depressed prevailing oil and gas prices, changes to assumed spacing in conjunction with evolving views on the viability of multiple benches and reduced individual well expectations resulted in impairment charges of $2.0 billion to our proved and unproved oil and gas properties during the quarter ended December 31, 2018. Individual well expectations were impacted by reductions in estimated reserve recovery of original oil and gas in place. In the future, we may recognize further impairments of proved and unproved oil and gas properties if commodity prices decline from current levels and further restrict our drilling plans. Prolonged low commodity prices may also result in additional impairments of other assets and could cause us to delay or abandon anticipated development activities.

Factors affecting future performance
The primary factors affecting our production levels (which may be interrelated) are current commodity prices, capital availability, the effectiveness and efficiency of our production operations, the success of our drilling program and our inventory of identified drilling locations. In addition, our wells have significant natural production declines. We attempt to overcome this natural decline primarily through development of our existing undeveloped resources, well recompletions and other enhanced recovery methods. Sustaining our production levels or our future growth will depend on our ability to continue to develop reserves. Our ability to add reserves through drilling and other development techniques is dependent on market conditions and our capital resources and can be limited by many factors, including our ability to timely obtain drilling permits and regulatory approvals. Any delays in drilling, completing or connecting our new wells to gathering lines will negatively affect our production, which will have an adverse effect on our revenue and, as a result, our cash flow from operations.

Results of Operations

For the Three Months Ended March 31, 2019 Compared to the Periods February 9, 2018 Through March 31, 2018 (Successor) and January 1, 2018 Through February 8, 2018 (Predecessor)
The tables included below set forth financial information for the Successor Periods and Predecessor Period, which are distinct reporting periods as a result of the Business Combination.  The Predecessor Period amounts below exclude operating results related to discontinued operations. We refer to the three months ended March 31, 2019 as the “2019 Quarter” and to the combined Predecessor Period and Successor Period for the three months ended March 31, 2018 as the “2018 Quarter.”

Revenue

Our oil, gas and NGLs revenue varies as a result of changes in commodity prices and production volumes.  The following table summarizes our revenue and production data for the periods presented:

	Successor		Predecessor
(in thousands, except per unit data)	Three Months Ended March 31, 2019	February 9, 2018 Through March 31, 2018	January 1, 2018 Through February 8, 2018
Net production:
Oil (Mbbls)	1,619	651	494
Natural gas (MMcf)	5,831	2,248	1,609
NGLs (Mbbls)	795	223	151
Total (MBoe)	3,386	1,249	914

Average net daily production volumes:
Oil (Mbblsd)	18.0	12.8	12.7
Natural gas (MMcfd)	64.8	44.1	41.2
NGLs (Mbblsd)	8.8	4.4	3.9
Total (MBoed)	37.6	24.5	23.4

Average sales prices:
Oil (per bbl)	$53.34	$61.84	$62.68
Effect of realized derivatives settlements (per bbl)	1.08	(7.93)	(6.44)
Oil, after hedging (per bbl)	$54.42	$53.91	$56.24
Percentage of unhedged realized oil price to NYMEX oil price	97%	99%	99%

Natural gas (per Mcf)	$3.16	$2.32	$2.66
Effect of realized derivatives settlements (per Mcf)	(0.24)	0.25	0.94
Natural gas, after hedging (per Mcf)	$2.92	$2.57	$3.60

NGLs (per bbl)	$14.11	$21.18	$26.41
Effect of realized derivatives settlements (per bbl)	—	—	—
NGLs, after hedging (per bbl)	$14.11	$21.18	$26.41

Revenue
Oil sales	$86,363	$40,278	$30,972
Natural gas sales	18,450	5,210	4,276
NGL sales	11,216	4,714	4,000
Total E&P sales revenue	$116,029	$50,202	$39,248

Oil revenue for the 2019 Quarter increased compared to the 2018 Quarter due to an increase in production in the 2019 Quarter, partially offset by lower average sales prices. The increase in production in the 2019 Quarter was due to the extensive development program conducted following the Business Combination.

Natural gas revenue for the 2019 Quarter increased compared to the 2018 Quarter due to an increase in production in the 2019 Quarter as a result of the extensive development program during 2018 and higher prevailing market prices.

NGL revenue for the 2019 Quarter increased compared to the 2018 Quarter due to an increase in production in the 2019 Quarter, partially offset by lower average prices. The increase in production volume was primarily due to the impact of our extensive 2018 development activities.

Gain (loss) on sale of assets and other for the 2019 Quarter included a gain from the sale of seismic data totaling $1.5 million compared to a similar gain of $5.9 million during the 2018 Quarter.

Derivatives

	Successor		Predecessor
(in thousands)	Three Months Ended March 31, 2019	February 9, 2018 Through March 31, 2018	January 1, 2018 Through February 8, 2018
Gain (loss) on derivatives:
Oil	$1,745	$(4,530)	$(3,819)
Natural gas	(1,380)	555	1,523
Total realized gains (losses)	365	(3,975)	(2,296)
Unrealized gains (losses)	(24,142)	(18,036)	8,959
Total gain (loss) on derivatives	$(23,777)	$(22,011)	$6,663

Increases in commodity prices during the 2019 Quarter, which outpaced increases during the 2018 Quarter, largely drove the higher unrealized losses on our outstanding derivatives.

Operating Expenses

	Successor		Predecessor
(in thousands, except per unit data)	Three Months Ended March 31, 2019	February 9, 2018 Through March 31, 2018	January 1, 2018 Through February 8, 2018
Operating expenses:
Lease operating	$25,108	$8,317	$4,408
Transportation and marketing	17,761	5,582	3,725
Production taxes	5,483	1,415	953
Workovers	197	1,245	423
Exploration	2,054	1,585	7,003
Depreciation, depletion and amortization	34,675	11,038	11,670
General and administrative	20,947	34,654	21,234
Total operating expense	$106,225	$63,836	$49,416

Operating expenses per BOE:
Lease operating	$7.42	$6.66	$4.82
Transportation and marketing	5.25	4.47	4.08
Production taxes	1.62	1.13	1.04
Workovers	0.06	1.00	0.46
Depreciation, depletion and amortization	10.24	8.84	12.77

Lease operating expense for the 2019 Quarter increased compared to the 2018 Quarter primarily due to higher production and the impact of additional costs associated with the sale of our produced water assets to our affiliate KFM in the fourth quarter of 2018.

Transportation and marketing expense for the 2019 Quarter increased compared to the 2018 Quarter primarily due to higher volumes. The fee we pay per unit reflects the firm processing capacity at the plant, as well as firm transport for our residue gas at the tailgate of the plant.

Production taxes for the 2019 Quarter increased compared to the 2018 Quarter primarily due to the increase in oil and NGL revenue and an increase in the Oklahoma severance tax rate from 2% to 5%, effective in the third quarter of 2018, for wells in their first 3 years of production.

Workovers are associated with maintenance and other efforts to increase production. During the 2019 Quarter, these costs decreased due to minimal workover projects being undertaken.

	Successor		Predecessor
(in thousands)	Three Months Ended March 31, 2019	February 9, 2018 Through March 31, 2018	January 1, 2018 Through February 8, 2018
Exploration expense:
Geological and geophysical costs	$312	$451	$2,440
Dry hole expense	—	—	—
Other exploration expense, including expired leases	1,695	833	4,504
ARO settlements in excess of recorded liabilities	47	301	59
Total exploration expense	$2,054	$1,585	$7,003

Exploration expense for the 2019 Quarter decreased compared to the 2018 Quarter primarily due to our cost reduction efforts and a decrease in expenses relating to expired or expiring leaseholds.

	Successor		Predecessor
(in thousands)	Three Months Ended March 31, 2019	February 9, 2018 Through March 31, 2018	January 1, 2018 Through February 8, 2018
General and administrative expense:
Employee-related costs	$10,376	$6,788	$1,032
Strategic costs - Business Combination costs	—	23,717	17,040
Equity-based compensation	1,661	2,768	—
Professional fees	2,871	890	1,019
Severance costs	3,975	—	—
Operating leases	1,024	491	208
Other	1,040	—	1,935
Total general and administrative expense	$20,947	$34,654	$21,234

General and administrative expense for the 2019 Quarter decreased compared to the 2018 Quarter primarily due to nonrecurring strategic costs and professional fees incurred in the 2018 Quarter for advisors helping to value and integrate the acquired business pursuant to the Business Combination. General and administrative expense in the Successor Periods also include equity-based compensation awards with no similar activity in the Predecessor Period. Employee-related costs primarily increased due to higher employee expenses compared to the 2018 Quarter reflecting the increase in production activity during 2018. Following a reassessment of 2019 activity levels, we implemented a reduction in force program during the 2019 Quarter which resulted in an increase in severance costs for the current period.

Below is a reconciliation of our Adjusted EBITDAX to our loss from continuing operations before income taxes:

	Successor		Predecessor
(in thousands)	Three Months Ended March 31, 2019	February 9, 2018 Through March 31, 2018	January 1, 2018 Through February 8, 2018
Loss from continuing operations before income taxes	$(24,725)	$(34,601)	$(7,116)

Interest expense	12,830	5,196	5,511
Depreciation, depletion and amortization	34,675	11,038	11,670
Exploration	2,054	1,585	7,003
Loss (gain) on unrealized hedges	24,142	18,036	(8,959)
Loss on sale of property and equipment	—	1,923	—
Equity-based compensation	1,661	2,768	—
Severance costs	3,975	—	—
EBITDAX	54,612	5,945	8,109
Business Combination related expense	—	23,717	17,040
Adjusted EBITDAX	$54,612	$29,662	$25,149
The Company’s management believes Adjusted EBITDAX is useful because it allows users to more effectively evaluate our operating performance, compare the results of our operations from period to period and against our peers without regard to our financing methods or capital structure and because it highlights trends in our business that may not otherwise be apparent when relying solely on GAAP measures. Adjusted EBITDAX should not be considered as an alternative to our net income (loss), operating income (loss) or other performance measures derived in accordance with GAAP and may not be comparable to similarly titled measures in other companies’ reports.
Other (Income) Expense

	Successor		Predecessor
(in thousands)	Three Months Ended March 31, 2019	February 9, 2018 Through March 31, 2018	January 1, 2018 Through February 8, 2018
Alta Mesa RBL	$3,579	$278	$815
2024 Notes	9,844	6,561	3,281
Bond premium amortization	(1,231)	(820)	—
Deferred financing cost amortization	45	—	171
Other	593	(823)	1,244
Total interest expense	12,830	5,196	5,511
Interest income and other	(27)	(546)	(172)
Total other expense, net	$12,803	$4,650	$5,339
Interest expense for the 2019 Quarter increased $2.1 million compared to the 2018 Quarter primarily due to increased levels of borrowing under the Alta Mesa RBL. Deferred financing costs related to the Alta Mesa RBL and the premium associated with our 2024 Notes are being amortized over the remaining term of each obligation. Other interest expense includes commitment fees and interest expense related to our joint development agreement with BCE.

Liquidity and Capital Resources

Our principal requirements for capital are to fund our day-to-day operations, development activities and to satisfy our contractual obligations related to servicing our debt and hedges. During the 2019 Quarter, our main sources of liquidity and capital resources came from operating cash flow and borrowings under the Alta Mesa RBL.

During April 2019, our borrowing base was reduced from $400.0 million to $370.0 million as part of the semi-annual redetermination. We currently have outstanding borrowings of approximately $350.0million and outstanding letters of credit of $20.0 million, leaving us no additional remaining borrowing capacity. We had $93.7 million of cash at May 31, 2019. We have not obtained covenant relief, but that remains an important objective for us. As referenced above, we may be at risk of non-compliance with the Consolidated Total Leverage Ratio Covenant in the Alta Mesa RBL as early as the June 30, 2019 measurement date. In addition, the lenders under the Alta Mesa RBL have an ability to make an optional redetermination ahead of the regular redetermination in October 2019. If the outstanding borrowings under the Alta Mesa RBL were to exceed the borrowing base due to any such redetermination, we would be required to repay the excess ratably over five months, which could have an adverse impact on our liquidity. Our general partner’s board and our parent’s board of directors and its financial advisors are evaluating the available financial alternatives, including, without limitation, seeking amendments or waivers to the covenants or other provisions of our indebtedness, raising new capital from the private or public markets or taking other actions to address our capital structure. If we are unable to reach an agreement with our lenders or find acceptable alternative financing, it may lead to an event of default under the Alta Mesa RBL. If following an event of default, the Alta Mesa RBL lenders were to accelerate repayment, it may result in an event of default and an acceleration under the 2024 Notes. We have concluded that these circumstances create substantial doubt regarding our ability to continue as a going concern. Assuming covenant relief can be obtained, we believe that our combined future operating cash flow and cash currently on our balance sheet will be sufficient to allow us to carry out our desired 2019 development program, despite the associated negative free cash flow. Our ability to reduce well costs and to more precisely assess the productivity of wells under our new spacing design tests are important to our success in 2019 as we evaluate our future prospects and opportunities.

Our future drilling plans and capital budgets are subject to change based upon various factors, some of which are beyond our control, including drilling results, oil and gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, midstream availability, other working interest owner participation and regulatory matters. Any deferral of planned capital expenditures, particularly with respect to bringing new wells onto production, could reduce our anticipated production, revenue and cash flow, and may result in the expiry of certain leases. However, because a large percentage of our acreage is held by production, we can alter our drilling program to minimize the risk of losing significant acreage.

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

We expect to operate 2-3 rigs during 2019 to develop our assets, particularly to focus on testing the spacing patterns we believe to be optimal, and to implement cost reduction strategies begun earlier in 2019. If we have adequate liquidity to fund such operations, we expect to drill and bring online approximately 60 wells during 2019 while incurring approximately $140.0 million to $155.0 million of capital expenditures related to this development program. We also expect that an additional $18.0 million to $23.0 million could be incurred for non-operated projects, leasehold costs and capitalized workover activity. We do not expect our 2019 operating cash flow alone to provide sufficient proceeds to meet this level of expenditure, which will require us to most likely utilize existing cash on hand.

As we execute our business strategy, we will continually monitor the capital resources available to meet future financial obligations and planned capital expenditures.  We believe our cash flows provided by operating activities and available cash on hand will allow us to pursue our currently planned development activities.   We cannot provide assurance that operations and other needed capital will be available on acceptable terms, or at all.

Cash flow Analysis

	Successor		Predecessor
(in thousands)	Three Months Ended March 31, 2019	February 9, 2018 Through March 31, 2018	January 1, 2018 Through February 8, 2018
Cash from operating activities	$29,935	$(49,311)	$26,336
Cash from investing activities	(133,077)	(129,310)	(37,913)
Cash from financing activities	117,000	425,272	16,932
Net increase in cash, cash equivalents and restricted cash	$13,858	$246,651	$5,355

Cash flow from operating activities

	Successor		Predecessor
(in thousands)	Three Months Ended March 31, 2019	February 9, 2018 Through March 31, 2018	January 1, 2018 Through February 8, 2018
Cash-based items of net income (loss)	$35,681	$448	$980
Changes in working capital and other assets and liabilities	(5,746)	(49,759)	25,356
Cash from operating activities	$29,935	$(49,311)	$26,336

During the 2019 Quarter, cash-based items of net income (loss), including revenue (exclusive of unrealized commodity gains or losses), operating expenses and taxes, general and administrative expenses, and the cash portion of our interest expense were $35.7 million as compared to $1.4 million during the 2018 Quarter. Changes in working capital and other assets and liabilities resulted in a decrease in cash of approximately $5.7 million as compared to a decrease of $24.4 million during the 2018 Quarter. The increase in cash from operating activities of $52.9 million is primarily related to Business Combination Costs of $40.7 million incurred in the 2018 Quarter. In addition, the 2018 Quarter included net loss from Discontinued Operations of $7.7 million.

Cash flow from investing activities

	Successor		Predecessor
(in thousands)	Three Months Ended March 31, 2019	February 9, 2018 Through March 31, 2018	January 1, 2018 Through February 8, 2018
Cash provided by (used for)
Capital expenditures	$(133,077)	$(129,310)	$(36,695)
Acquisition of acreage	—	—	(1,218)
Cash from investing activities	$(133,077)	$(129,310)	$(37,913)

During the 2019 Quarter, cash spent for capital expenditures included $84.2 for additions to property and equipment that occurred prior to December 31, 2018.

Cash flow from financing activities

	Successor		Predecessor
(in thousands)	Three Months Ended March 31, 2019	February 9, 2018 Through March 31, 2018	January 1, 2018 Through February 8, 2018
Cash provided by (used for)
Proceeds from long-term debt borrowings	$117,000	$—	$60,000
Repayments of long-term debt	—	(134,065)	(43,000)
Capital contributions (distributions), net	—	560,344	(68)
Other	—	(1,007)	—
Cash from financing activities	$117,000	$425,272	$16,932

During the 2019 Quarter, our outstanding balance owed under the Alta Mesa RBL increased by $117.0 million from December 31, 2018 largely related to borrowings to fund of our capital expenditures.

Immediately following the Business Combination on February 9, 2018, we received a capital contribution from our immediate parent, SRII Opco, of $560.3 million, a portion of which was used to fund additional capital expenditures and to increase working capital.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks that are inherent in our financial statements that arise in the normal course of business. We may enter into derivatives to manage or reduce market risk, but we do not enter into derivatives for speculative purposes. We do not designate derivatives as hedges for accounting purposes.

Commodity Price Risk and Hedges

We forecast our future production based on information in our December 31, 2018 reserve report for all reserve categories using estimates for future pricing, costs and other assumptions that may prove to be inaccurate. Our actual production will vary from the amounts estimated in the report, perhaps materially.

Our major market risk exposure is associated with prices for oil, gas and NGLs, which have historically been volatile. As such, future results are subject to change due to changes in these prices. Realized prices are primarily driven by the prevailing worldwide price for oil and regional prices for gas. We have used, and expect to continue to use, derivatives to reduce our exposure to the risks of price changes. Pursuant to our risk management policy, we engage in these activities as a hedging mechanism against low prices and price volatility associated with developed and undeveloped reserves.

The fair value of our oil and gas derivatives and basis swaps at March 31, 2019 was a net liability of $6.7 million. A 10% increase or decrease in oil and gas prices (with all other factors held constant) would result in an unrealized loss or gain in the fair value of our oil and gas derivatives for the 2019 Quarter of $24,429 and $9,820, respectively.

Counterparty and Customer Credit Risk

Our derivatives expose us to credit risk in the event of nonperformance by counterparties. While we do not require them to post collateral, we do monitor the credit standing of such counterparties, all of which have investment grade ratings.

Our principal ongoing exposures to credit risk are from joint interest receivables and receivables from the sale of our oil and gas production. The inability or failure of our customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. However, we believe the credit quality of our purchasers of production and other working interest owners is high.

During the first quarter of 2019 and 2018, ARM marketed our oil, gas and NGLs. Effective as of June 1, 2019, we have terminated our oil and NGL marketing agreement with ARM and will market such products internally. We have extended the term of our gas marketing agreement with ARM through November 30, 2019. In March 2019, in preparation for the return of oil and NGL marketing responsibilities to us, we began receiving payments for the sale of oil and NGLs directly from purchasers and separately paying the marketing fee owed to ARM.  However, with respect to gas sales, ARM continues to collect payments from purchasers, deducts their marketing fee and remits the balance to us.

For the 2019 Quarter, ARM marketed $83.8 million, or 71.9% of our operating revenue for the period.

Joint operations receivables arise from billings to entities that own interests in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we intend to drill. We have little ability to control whether these entities will participate in our wells.

Interest Rates

We are subject to interest rate risk under the Alta Mesa RBL. We currently have no open interest rate derivatives. A 100 basis point increase in interest rates would increase annual interest expense on the Alta Mesa RBL by approximately $2.8 million, based on the balance outstanding at March 31, 2019.

Inflation

Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the 2019 Quarter.  Although the impact of inflation has been insignificant in recent years, it could cause future upward pressure on the cost of oilfield services, equipment and general and administrative expenses.

Item 4. Controls and Procedures

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

As described further in our 2018 Annual Report on Form 10-K, we concluded that our disclosure controls and procedures were not effective as of December 31, 2018, due to existence of material weakness in our internal control over financial reporting (“ICFR”). Apart from the controls and procedures relating to accounting for business combinations, several of the material weaknesses in our ICFR continued to exist during the 2019 Quarter. These material weaknesses include:

•	establishment of formal policies and procedures;

•	ineffective monitoring activities that span the Company to ensure that internal controls processes are functioning properly;

•	ineffective controls over the financial statement close and disclosure process; and

•	over-reliance on and ineffective controls over access to and changes involving critical worksheets.

Changes in Internal Control Over Financial Reporting (ICFR)

While we have made progress in multiple areas to improve ICFR, management is continuing to implement the remediation plan described in our 2018 Annual Report on Form 10-K and continues to work to make changes in controls and procedures in a manner consistent with the size, complexity and scale of operations subsequent to the Business Combination.

During the 2019 Quarter, we have made access changes to payroll, production accounting, and reserves systems to address material weaknesses identified during 2018. Testing to be conducted later in 2019 will determine whether these changes to system access will prove effective in remediating the underlying material weakness.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to legal proceedings, claims and liabilities arising in the ordinary course of business. The outcomes cannot be reasonably estimated. Accruals for losses associated with litigation are made when losses are deemed probable and can be reasonably estimated. Because legal proceedings are inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about uncertain future events. When evaluating contingencies, we may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matters. There have been no significant changes during the 2019 Quarter to the matters described in Item 3. Legal Proceedings in our 2018 Annual Report on Form 10-K.

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. There have been no material changes during the 2019 Quarter to the risk factors described under Item 1A. Risk Factors in our 2018 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.
Item 5. Other Information

On June 10, 2019, Mr. Hackett resigned from the Board of Managers of our general partner. He will continue to serve as Executive Chairman of the Board and Interim Chief Executive Officer of our parent, AMR. Mr. Hackett’s decision to resign from the Board of Managers of our general partner was not due to any disagreement with the Company relating to the operations, practices or policies of the Company.
In addition, on June 10, 2019, Donald R. Dimitrievich, Sylvia J. Kerrigan, Pierre F. Lapeyre Jr., David M. Leuschen, William W. McMullen, Donald R. Sinclair, Jeffrey H. Tepper and Diana J. Walters were appointed as members of the Board of Managers of our general partner. On June 11, 2019, Patrick J. Bartels Jr. was appointed to the Board of Managers of our general partner. Pursuant to the terms of an independent manager agreement between Mr. Bartels and the Company, Mr. Bartels will serve as a Manager for an initial term of nine months and receive $25,000 per month for compensation for his services. The other Managers will not receive any compensation with respect to their service. The independent manager agreement also provides, among other things, that the Company will indemnify Mr. Bartels, subject to certain exceptions, to the fullest extent permitted by law. The foregoing description of the independent manager agreement is a summary only and is qualified in its entirety by reference to the independent manager agreement, which is filed as an Exhibit to this quarterly report and is incorporated by reference herein.

There are no arrangements or understandings between any of the new Managers and any other person pursuant to which they were elected as a Manager. There are no related party transactions involving the new Managers that are reportable under Item 404(a) of Regulation S-K. The Board of Managers does not currently have Committees; therefore, no Manager will be appointed to any Committees.

Item 6. Exhibits

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

10.1
Employment Agreement, dated as of January 7, 2019, by and between Alta Mesa Services, LP and John C. Regan (incorporated by reference from Exhibit 10.8 to Alta Mesa Holdings, LP’s annual report on Form 10-K filed with the SEC on May 17, 2019 (file No. 333-173751)).

10.2
Separation Agreement dated as of March 26, 2019 by and between Craig W. Collins and Alta Mesa Services, L.P. (incorporated by reference from Exhibit 10.1 to Alta Mesa Holdings, LP’s current report on Form 8-K filed with the SEC on March 28, 2019 (File No. 333-173751)).

10.3
Form 2019 Incentive Program Letter Agreement (incorporated by reference from Exhibit 10.2 to Alta Mesa Holdings, LP’s current report on Form 8-K filed with the SEC on March 28, 2019 (File No. 333-173751)).

10.4*	Independent Manager Agreement, dated June 12, 2019, between Alta Mesa Holdings GP, LLC and Patrick J. Bartels Jr.
31.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101*	Interactive data files.
* filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

ALTA MESA HOLDINGS, L.P.
By: Alta Mesa Holdings GP, LLC
Its general partner
(Registrant)

By	/s/ John C. Regan
John C. Regan
Chief Financial Officer (Principal Financial Officer)

Dated	June 13, 2019